Form 10QSB
period 2004-12-31
Yukon Resources Corp.
filed 2005-02-28
CIK 1302084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT

For the transition period from ______________ to ______________

Commission File Number 333-118980

YUKON RESOURCES CORP.

(Name of small business issuer in its charter)

NEVADA (State of incorporation or organization)	20-0803515 (IRS Identification No.)

206-475 Howe Street
Vancouver, British Columbia
Canada, V6C 2B3
(Address of principal executive offices)

(604) 629-1075
(Issuer’s telephone number)

N/A
(Issuer’s former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

5,695,000 shares of issuer’s common stock, $0.001 par value, were outstanding at December 31, 2004. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes        No   X

PART I. FINANCIAL INFORMATION

Yukon Resources Corp.
(An Exploration Stage Company)

December 31, 2004

(Unaudited)

Yukon Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	December 31, 2004 $ (unaudited)	June 30, 2004 $ (audited)
ASSETS
Current Assets
Cash	50,304	60,459
Total Assets	50,304	60,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	1,011	–
Accrued liabilities	3,500	4,000
Total Liabilities	4,511	4,000
Contingencies and Commitments (Notes 1 and 4)

Stockholders’ Equity
Common Stock, 75,000,000 shares authorized, $0.001 par value 5,695,000 shares issued and outstanding	5,695	5,695
Additional Paid in Capital	55,755	55,755
Donated Capital (Note 3)	9,500	5,000
Deficit Accumulated During the Exploration Stage	(25,157)	(9,991)
Total Stockholders’ Equity	45,793	56,459
Total Liabilities and Stockholders’ Equity	50,304	60,459

(The accompanying notes are an integral part of the financial statements)

Yukon Resources Corp.
(An Exploration Stage Company)
Statement of Operations
(Expressed in US dollars)

	Period from March 1, 2004 (Date of Inception) to December 31, 2004 $ (unaudited)	Three months ended December 31, 2004 $ (unaudited)	Six months ended December 31, 2004 $ (unaudited)	From March 1, 2004 (Date of Inception) to June 30, 2004 $ (audited)

Revenue	–	–	–	–

Expenses
Donated services (Note 3)	5,000	1,500	3,000	2,000
Foreign currency translation gain	(5,676)	(2,418)	(4,897)	(779)
General and administrative	2,938	1,477	2,868	70
Mineral property costs (Note 4)	5,245	–	3,545	1,700
Professional fees (Note 3)	15,150	4,000	9,150	6,000
Donated rent (Note 3)	2,500	750	1,500	1,000
Total Expenses	25,157	5,309	15,166	9,991
Net Loss For the Period	(25,157)	(5,309)	(15,166)	(9,991)

Net Loss Per Share – Basic and Diluted			–	–

Weighted Average Shares Outstanding		5,695,000	5,695,000	3,091,000

(The accompanying notes are an integral part of the financial statements)

Yukon Resources Corp.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in US dollars)

	Period from March 1, 2004 (Date of Inception) to December 31, 2004 $ (unaudited)	Six months ended December 31, 2004 $ (unaudited)	From March 1, 2004 (Date of Inception) to June 30, 2004 $ (unaudited)
Cash Flows Used In Operating Activities

Net loss for the period	(25,157)	(15,166)	(9,991)

Adjustments to reconcile net loss to cash
Donated services and expenses	9,500	4,500	5,000
Foreign currency translation gain	(5,676)	(4,897)	(779)
Mineral property cost	1,700	–	1,700

Change in operating assets and liabilities
Accounts payable and accrued liabilities	4,511	511	4,000

Net Cash Used In Operating Activities	(15,122)	(15,052)	(70)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	59,750	–	59,750

Net Cash Flows Provided By Financing Activities	59,750	–	59,750

Effect of exchange rate changes on cash	5,676	4,897	779

Increase (Decrease) in Cash	50,304	(10,155)	60,459

Cash - Beginning of Period	–	60,459	–

Cash - End of Period	50,304	50,304	60,459

Non-cash Financing Activities
Issuance of common shares for mineral property	1,700	–	1,700

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of the financial statements)

1. Exploration Stage Company

The Company was incorporated in the State of Nevada on March 1, 2004. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2004, the Company has accumulated losses of $25,157 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective February, 7, 2005. The Company registered 3,195,000 shares of common stock for resale by existing shareholders of the Company at $0.05 per share until the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2. Summary of Significant Accounting Policies

  Basis of Presentation

  These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is June 30.

  Use of Estimates

  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Basic and Diluted Net Income (Loss) Per Share

  The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

  Comprehensive Loss

  SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

  Cash and Cash Equivalents

  The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

2. Summary of Significant Accounting Policies (continued)

  Mineral Property Costs

  The Company has been in the exploration stage since its formation on March 1, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

  Financial Instruments

  Financial instruments, which include cash and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

  Income Taxes

  Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

  Foreign Currency Translation

  The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

  Interim Financial Statements

  These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

  Recent Accounting Pronouncements

  In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

2. Summary of Significant Accounting Policies (continued)

  Recent Accounting Pronouncements

  In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

3. Related Party Balances/Transactions

  During the six-month period ended December 31, 2004, the Company recognized a total of $3,000 for donated services at $500 per month and $1,500 for donated rent at $250 per month provided by the President of the Company.

  During the period from inception (March 1, 2004) to June 30, 2004, the Company recognized a total of $2,000 for donated services at $500 per month and $1,000 for donated rent at $250 per month provided by the President of the Company. A director also contributed organizational and legal costs of $2,000 on behalf of the Company.

  During the period ended June 30, 2004, the Company entered into a mineral property agreement and several trust agreements with the President of the Company. Refer to Note 4.

4. Mineral Properties

The Company entered into an Agreement dated May 14, 2004 with the President of the Company to acquire a 100% interest in seven mineral claims located in the Cariboo Mining Division, British Columbia, Canada, in consideration for the issuance of 2,500,000 shares of common stock. The claims are registered in the name of the President, who has executed several trust agreements whereby the President agreed to hold the claims in trust on behalf of the Company. During the prior year ended June 30, 2004, the cost of mineral properties charged to operations by the Company of $1,700 represented the original cost of the properties incurred by the President.

5. Common Shares

  During March, 2004, the Company issued 2,500,000 shares of common stock at a price of $0.01 per share for cash proceeds of $25,000.

  On May 14, 2004, the Company issued 2,500,000 shares of common stock for the acquisition of mineral claims from a related party recorded at the transferors cost of $1,700 in total. Refer to Note 4.

  During May, 2004, the Company issued 225,000 shares of common stock at a price of $0.05 per share for cash proceeds of $11,250.

  During June, 2004, the Company issued 470,000 shares of common stock at a price of $0.05 per share for cash proceeds of $23,500.

Item 2. Management's Discussion and Analysis.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

We are in the business of gold exploration. We acquired seven placer claims in British Columbia, Canada from our President on May 14, 2004 for the issuance of 2,500,000 shares of our common stock to him. Under the British Columbia Mineral Tenure Act, title to British Columbia mineral and placer claims can only be held by British Columbia residents or corporations. Because of this regulation, our President is holding the placer claims in trust for us until we can determine whether there are commercially viable grades of gold-bearing gravels on the placer claims. If we determine that there are commercially viable grades of gold-bearing gravels on the placer claims we will incorporate a British Columbia subsidiary to hold title to the claims.

The placer claims are located on Peter's Creek in the Quesnel-Barkerville area of east-central British Columbia, Canada. Intermittent work has been carried out on various portions of Peter's Creek since the 1870's following the Barkerville gold rush of 1860. Considerable data has been reported over the years from sluicing of surface gravels, excavation and tunneling from two shafts, other hand workings, and testing by drilling and bulk sampling. The potential economic significance of the property is that the presence of gold-bearing gravels has been reported in and around Peter's Creek and varying estimates of scale and gold grades have been reported by previous operators. Until we can validate otherwise, the property is without known reserves and has yet to be explored by us. There is no electrical power that can be utilized on the property other than electrical power that can be provided by gas or diesel generators that we would bring on site. We have not commenced any work on the property.

We are an exploration stage company and there is no assurance that commercially viable gold-bearing gravels exist on any of our claims. Our objective is to conduct a two phase exploration program on the placer claims to assess whether the claims possess commercially viable gold-bearing gravels. Though other historical operators have previously reported the presence of gold-bearing gravels we cannot assure investors that the claims will are commercially viable. Our plan is to complete the first phase (Phase 1) of our exploration program in order to confirm historical reports about our claims. If Phase 1 is successful, we will proceed with a second phase (Phase 2), which will include further excavation, drilling and engineering studies before we will know if our placer claims have a commercially viable gold deposit. We will not be able to calculate an important value known as “cutoff” until we complete our Phase 2 exploration program. The “cutoff” cannot be determined until Phase 2 is complete because the scale and location of any gold deposit has a substantial impact on the mining method and its efficiency. We have adequate funds to complete Phase 1 but will require additional substantial funds in order to complete Phase 2.

Access to the placer claims is restricted to the period between June and October of each year due to snow in the area. As a result, any attempts to visit, test, or explore the property are largely limited to these few months of the year when weather permits such activities. We will explore our placer claims between June 1, 2005 and October 31, 2005. Our goal is to complete our Phase 1 exploration during this period.

Results of Operations

We have had no operating revenues since our inception on March 1, 2004 through to December 31, 2004. Our activities have been financed from the proceeds of share subscriptions. From our inception, on March 1, 2004, to December 31, 2004, we have raised a total of $59,750 from private offerings of our securities.

For the six-month period ended December 31, 2004, we incurred operating costs of $15,166. These operating costs included $9,150 in professional fees for legal and accounting costs incurred during our SB-2 filing phase. In addition, we experienced a foreign currency translation gain of $4,897. Also, our President provided us with donated services valued at $3,000 and donated rent valued at $1,500. We also incurred mineral property costs of $3,545, which included the initial purchase amount of our placer claims and costs associated with keeping our placer claims in good standing with the Province of British Columbia. And finally, we had general and administrative costs of $2,868.

For the three-month period ended December 31, 2004, we incurred operating costs of $5,309. These operating costs included $4,000 in professional fees for legal and accounting costs incurred during our SB-2 filing phase. In addition, we experienced a foreign currency translation gain of $2,418. Also, our President provided us with donated services valued at $1,500 and donated rent valued at $750. And finally, we had general and administrative costs of $1,477.

From the period from our inception, on March 1, 2004 through to December 31, 2004, we incurred operating costs of $25,157. These operating costs included $15,150 in professional fees for legal and accounting costs incurred during our SB-2 filing phase. In addition, we experienced a foreign currency translation gain of $5,676. Also, our President provided us with donated services valued at $5,000 and donated rent valued at $2,500. We also incurred mineral property costs of $5,245, which included the initial purchase amount of our placer claims and costs associated with keeping our placer claims in good standing with the Province of British Columbia. And finally, we had general and administrative costs of $2,938.

Liquidity and Capital Resources

At December 31, 2004 we had cash on hand of $50,304 and had working capital of $45,793. This compares with cash on hand of $60,549 and working capital of $56,459 as at June 30, 2004.

We have funded our business to date from sales of our common stock. Gross proceeds from the sale of our common stock during the period from inception, on March 1, 2004, through to the year ended June 30, 2004, totaled $59,750. This compares with no such proceeds for the six-month period ended December 31, 2004. Cash used in operating activities was $15,316 for the six-month period ended December 31, 2004, which primarily consisted of the net loss during the period of $15,166.

There are no assurances that we will be able to achieve further sales of our common stock or any other additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our placer claims and our venture will fail.

Risks and Uncertainties

Readers should refer to risk factors set out in our final prospectus filed with the SEC on EDGAR on February 7, 2005 pursuant to Rule 424(b)(4). This final prospectus defines all known risk factors that could affect and substantially alter our plan of operation.

Item 3. Controls and Procedures.

  Evaluation of Disclosure of Controls and Procedures.

  Our Principal Executive Officer and Principal Financial Officer have, within 90 days of the filing date of this report, evaluated the Company’s internal controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within specified time periods. After such review, our Principal Executive Officer and Principal Financial Officer have concluded that said information was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

  Changes in Internal Controls

  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to in paragraph (a) above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge, no such proceedings are threatened or contemplated.

Item 2. Changes in Securities.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

  Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K

  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

YUKON RESOURCES CORP.
(Registrant)

Date: February 18, 2005

By: /s/ Thornton J. Donaldson

Thornton J. Donaldson
Principal Executive Officer
Principal Financial Officer and Director