Form 10QSB
period 2005-03-31
Yukon Resources Corp.
filed 2005-05-11
CIK 1302084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes

No   X

Yukon Resources Corp.

(An Exploration Stage Company)

March 31, 2005

(Unaudited)

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

Yukon Resources Corp.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	March 31, 2005 $	June 30, 2004 $
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	44,665	60,459

Total Assets	44,665	60,459

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	3,311	–
Accrued liabilities	2,500	4,000

Total Liabilities	5,811	4,000

Contingencies and Commitments (Notes 1 and 4)

Stockholders’ Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 5,695,000 shares issued and outstanding	5,695	5,695

Additional Paid in Capital	55,755	55,755

Donated Capital (Note 3)	11,750	5,000

Deficit Accumulated During the Exploration Stage	(34,346)	(9,991)

Total Stockholders’ Equity	38,854	56,459

Total Liabilities and Stockholders’ Equity	44,665	60,459

(The accompanying notes are an integral part of the financial statements)

Yukon Resources Corp.

(An Exploration Stage Company)

Statement of Operations

(Expressed in US dollars)

(Unaudited)

	Period from March 1, 2004 (Date of Inception) to March 31, 2005 $	Three months ended March 31, 2005 $	Nine months ended March 31, 2005 $	From March 1, 2004 (Date of Inception) to March 31, 2004 $

Revenue	–	–	–	–

Expenses

Donated services (Note 3)	6,500	1,500	4,500	500
Foreign currency translation gain	(5,614)	62	(4,835)	(162)
General and administrative	6,015	3,077	5,945	22
Mineral property costs (Note 4)	5,245	–	3,545	–
Professional fees (Note 3)	18,950	3,800	12,950	–
Donated rent (Note 3)	3,250	750	2,250	250

Total Expenses	34,346	9,189	24,355	610

Net Loss For the Period	(34,346)	(9,189)	(24,355)	(610)

Net Loss Per Share – Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	5,695,000	5,695,000	5,695,000	1,964,875

`

(The accompanying notes are an integral part of the financial statements)

Yukon Resources Corp.

(An Exploration Stage Company)

Statement of Cash Flows

(Expressed in US dollars)

(Unaudited)

	Nine months ended March 31, 2005 $	From March 1, 2004 (Date of Inception) to Mar 31, 2004 $

Cash Flows Used In Operating Activities

Net loss for the period	(24,355)	(610)

Adjustments to reconcile net loss to cash
Donated services and expenses	6,750	750
Foreign currency translation gain	(4,835)	(162)
Mineral property cost	–	–

Change in operating assets and liabilities
Accounts payable and accrued liabilities	2,012	–

Net Cash Used In Operating Activities	(20,428)	(22)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	–	25,000

Net Cash Flows Provided By Financing Activities	–	25,000

Effect of exchange rate changes on cash	4,634	162

Increase (Decrease) in Cash	(15,794)	25,140

Cash - Beginning of Period	60,459	–

Cash - End of Period	44,665	25,140

Non-cash Financing Activities	–	–

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2005, the Company has accumulated losses of $34,346 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective February 7, 2005, to register 3,195,000 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company’s fiscal year-end is June 30.

b)

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

c)

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

d)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(The accompanying notes are an integral part of the financial statements)

2.

Summary of Significant Accounting Policies (continued)

f)

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

g)

Financial Instruments

Financial instruments, which include cash and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

h)

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

i)

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

j)

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

k)

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

(The accompanying notes are an integral part of the financial statements)

2.

Summary of Significant Accounting Policies (continued)

k)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

3.

Related Party Balances/Transactions

a)

During the nine-month period ended March 31, 2005, the Company recognized a total of $4,500 for donated services at $500 per month and $2,250 for donated rent at $250 per month provided by the President of the Company. During the period from inception (March 1, 2004) to March 31, 2004, the Company recognized a total of $500 for donated services and $250 for donated rent provided by the President of the Company.

b)

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

(The accompanying notes are an integral part of the financial statements)

5.

Common Shares

a)

During March, 2004, the Company issued 2,500,000 shares of common stock at a price of $0.01 per share for cash proceeds of $25,000.

b)

On May 14, 2004, the Company issued 2,500,000 shares of common stock for the acquisition of mineral claims from a related party recorded at the transferors cost of $1,700 in total. Refer to Note 4.

c)

During May, 2004, the Company issued 225,000 shares of common stock at a price of $0.05 per share for cash proceeds of $11,250.

d)

During June, 2004, the Company issued 470,000 shares of common stock at a price of $0.05 per share for cash proceeds of $23,500.

(The accompanying notes are an integral part of the financial statements)

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

Results of Operations

We have had no operating revenues since our inception on March 1, 2004 through to March 31, 2005. Our activities have been financed from the proceeds of share subscriptions. From our inception, on March 1, 2004, to March 31, 2005, we have raised a total of $59,750 from private offerings of our securities.

For the nine-month period ended March 31, 2005, we incurred operating costs of $24,355. These operating costs included $12,950 in professional fees for legal and accounting costs incurred during our SB-2 filing phase. In addition, we experienced a foreign currency translation gain of $4,835. Also, our President provided us with donated services valued at $4,500 and donated rent valued at $2,250. We also incurred mineral property costs of $3,545, which included the initial purchase amount of our placer claims and costs associated with keeping our placer claims in good standing with the Province of British Columbia. And finally, we had general and administrative costs of $5,945.

For the three-month period ended March 31, 2005, we incurred operating costs of $9,189. These operating costs included $3,800 in professional fees for legal and accounting costs incurred during our SB-2 filing phase. In addition, we experienced a foreign currency translation gain of $62. Also, our President provided us with donated services valued at $1,500 and donated rent valued at $750. And finally, we had general and administrative costs of $3,077.

From the period from our inception, on March 1, 2004 through to March 31, 2005, we incurred operating costs of $34,346. These operating costs included $18,950 in professional fees for legal and accounting costs incurred during our SB-2 filing phase. In addition, we experienced a foreign currency translation gain of $5,614. Also, our President provided us with donated services valued at $6,500 and donated rent valued at $3,250. We also incurred mineral property costs of $5,245, which included the initial purchase amount of our placer claims and costs associated with keeping our placer claims in good standing with the Province of British Columbia. And finally, we had general and administrative costs of $6,015.

Liquidity and Capital Resources

At March 31, 2005 we had cash on hand of $44,665 and had working capital of $38,854. This compares with cash on hand of $60,549 and working capital of $56,459 as at June 30, 2004.

We have funded our business to date from sales of our common stock. Gross proceeds from the sale of our common stock during the period from inception, on March 1, 2004, through to the year ended June 30, 2004, totaled $59,750. This compares with no such proceeds for the nine-month period ended March 31, 2005. Cash used in operating activities was $20,428 for the nine-month period ended March 31, 2005, which accounted for the majority of the net loss during the period of $24,355.

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

(a)

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

(b)

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

(a)

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

(b)

Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

YUKON RESOURCES CORP.
(Registrant)

Date: May 11, 2005

By:    /s/ Thornton J. Donaldson

Thornton J. Donaldson
Principal Executive Officer
Principal Financial Officer and Director

EXHIBIT 31.1
CERTIFICATION

I, Thornton J. Donaldson, certify that:

1.

I have reviewed this Quarterly Report on Form 10-Q of Yukon Resources Corp.

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and I have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer is made known to me, particularly during the period in which this quarterly report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's second fiscal quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):

a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

By:    /s/ Thornton J. Donaldson

Thornton J. Donaldson
Principal Executive Officer and Principal Financial Officer

Date: May 11, 2005

EXHIBIT 32.1

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report of Yukon Resources Corp. (the “Company”) on Form 10-QSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thornton J. Donaldson, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:     /s/  Thornton J. Donaldson

Thornton J. Donaldson
Principal Executive Officer and Principal Financial Officer

Date: May 11, 2005