Form 10KSB
period 2005-06-30
Yukon Resources Corp.
filed 2005-09-30
CIK 1302084

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2005

Commission File Number: 333-118980

YUKON RESOURCES CORP.

(name of small business issuer as specified in its charter)

Nevada	20-0803515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

206-475 Howe Street, Vancouver, British Columbia, Canada, V6C 2B3
(Address of principal executive offices)

(604) 629-1075
(Issuer’s telephone number)

_______________________

(Former name or former address, if changed since last report)

Securities Registered Under Section 12(b) of the Exchange Act:

None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [  ]

State issuer’s revenues for its most recent fiscal year: $0.00.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of September 29, 2005 was approximately $4,313,250. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of September 23 2005, was 5,695,000 and as of September 29, 2005 was 17,085,000 after giving effect to the registrant’s three (3) for (1) forward stock split.

Transitional Small Business Disclosure Format:

Yes [  ]     No [X]

YUKON RESOURCES CORP.

Report on Form 10-KSB

For the Fiscal Year Ended June 30, 2005

TABLE OF CONTENTS

PAGE

PART I

Item 1.

Description of Business

1

Item 2.

Description of Property

12

Item 3.

Legal Proceedings

13

Item 4.

Submission of Matters to Vote of Security Holders

13

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

and Small Business Issuer Purchases of Equity Securities

14

Item 6.

Management’s Discussion and Analysis or Plan of Operation

15

Item 7.

Financial Statements

18

Item 8.

Changes in and Disagreements with Accountants on Accounting

and Financial Disclosure

18

Item 8A.

Controls and Procedures

18

Item 8B.

Other Information

18

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

20

Item 10.

Executive Compensation

21

Item 11.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

24

Item 12.

Certain Relationships and Related Transactions

24

Item 13.

Exhibits

26

Item 14

Principal Accountant Fees and Services

27

Signatures

29

Forward-Looking Statements

This Report contains, in addition to historical information, forward-looking statements regarding Yukon Resources Corp. (the “Company”), which represent the Company’s expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, limited operating history; speculative nature of mineral property exploration; need for additional financing; competition; dependence on management;; and other factors discussed herein and in the Company’s other filings with the Securities and Exchange Commission.

PART I

ITEM 1.

 DESCRIPTION OF BUSINESS

Corporate Organization and History Within Last Five Years

We were incorporated in the State of Nevada on March 1, 2004 and established a fiscal year end of June 30. We are a start-up, exploration stage company engaged in the search for gold and other minerals. We have not had any bankruptcy, receivership or similar proceeding since incorporation. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We have no property other than a 100% interest of seven placer claims held in trust for us by our President. We have no intention of entering into a merger or acquisition and we have a specific business plan to complete Phase 1 of our exploration program on a specific timetable.

Business Development

We entered into an Agreement dated May 14, 2004 with the President of our Company to acquire a 100% interest in seven placer claims from our President for the issuance of 2,500,000 shares of our common stock to him. The placer claims are located in the Cariboo Mining Division, British Columbia, Canada. The claims are registered in the name of our President, who has executed several trust agreements with us, whereby he has agreed to hold the claims in trust on our behalf. The total cost of the placer claims charged to operations by us on our financial statements is $1,700 and this figure represents the original cost of the properties incurred by our President. To date we have not performed any work on the claims. To date we have spent no funds on research and development activities.

The placer claims are unencumbered and in good standing and there are no competitive conditions which affect the claims. Further, there is no insurance covering the claims. We believe that no insurance is necessary since the claims are unimproved and contain no buildings or improvements. The tenure numbers, names, owner number, work record to dates, status, mining division, area, and tag numbers are as follows:

Tenure Number	Claim Name	Owner	Work Recorded To	Status	Mining Division	Area	Tag Number
410792	BILL 1	132545 100%	2005.05.14	Good Standing 2005.05.14	CARIBOO	1 unit	P102531
410793	BILL 2	132545 100%	2005.05.14	Good Standing 2005.05.14	CARIBOO	1 unit	P102532
410794	BILL 3	132545 100%	2005.05.14	Good Standing 2005.05.14	CARIBOO	1 unit	P102531
411198	BILL 4	132545 100%	2005.05.23	Good Standing 2005.05.23	CARIBOO	1 unit	P102578
411199	BILL 5	132545 100%	2005.05.31	Good Standing 2005.05.31	CARIBOO	1 unit	P102529
411631	BILL 6	132545 100%	2005.06.17	Good Standing 2005.05.17	CARIBOO	1 unit	P102287
411632	BILL 7	132545 100%	2005.06.17	Good Standing 2005.05.17	CARIBOO	1 unit	P102289

In order to retain title to the claims, in the Province of British Columbia, the recorded holder of a placer claim shall perform, or have performed, exploration and development work on the claim to a value of CDN$500 a year plus a CDN$100 recording fee. A statement of work must be submitted within ninety days of anniversary date of the claim. The anniversary dates for our seven claims are due on the “Work Record To” date. This means that for our seven placer claims we will need to spend CDN$4,200 on valid exploration work and recording fees on our claims in total to keep the claims in good standing with the Province of British Columbia. Alternately, we may make annual payments in lieu of work to the Province of British Columbia of CDN$500 per placer claim plus a CDN$100 recording fee, or CDN$4,200 in total for the seven placer claims annually, in order to keep the claims in good standing with the Province of British Columbia.

The Company has completed the exploration and development work and is awaiting a final field inspection by our Consulting Geologist, William Timmins, scheduled for September 25/05 or 26/05. Timmins will then draft a preliminary report on the work, which should be ready mid October. We have until December 31, 2005 to file an update on our Application for Work with the Mines Department. As far as keeping the claims in “Good Standing” we will meet or exceed the requirements before the “Anniversary Date” in the summer of 2006 (May 14,17,23,31).

There is no assurance that a commercially viable mineral deposit exists on the claims. Further exploration will be required before an evaluation as to the economic feasibility of the claims is determined. It is our intention to incorporate a British Columbia subsidiary company and record the deed of ownership in the name of our subsidiary if gold is discovered on the claim and it appears that it would be economically viable to commercially mine the claim.

Property Summary

We have acquired a 100% interest in seven placer gold claims located on Peter's Creek in the Quesnel-Barkerville area of east-central British Columbia, Canada. Intermittent work has been carried our on various portions of Peter's Creek since the 1870's following the Barkerville gold rush of 1860. Considerable data has been reported over the years from sluicing of surface gravels, excavation and tunneling from two shafts, other hand workings, and testing by drilling and bulk sampling. The potential economic significance of the property is that the presence of gold-bearing gravels has been reported in and around Peter's Creek and varying estimates of scale and gold grades has been calculated by previous operators. Until we can validate otherwise, the property is without known reserves and we are planning a program that is exploratory in nature. The property has yet to be explored by us. There is no electrical power that can be utilized on the property other than electrical power that can be provided by gas or diesel generators that we would bring on site. We have not commenced any work on the property.

Technical Information Regarding the Property

The placer gold claims are the subject of a geological report prepared by William G. Timmins, P.Eng, dated July 30, 2004. The following description of the placer gold property is summarized from Mr. Timmins' report. We paid $2,548 (CDN$3,378) to Mr. Timmins for the preparation of this report.

The present state of the property is that it has been abandoned since 1989. The roads on the property have been overgrown by small trees and shrubs. Additionally, we believe that there is some minor road erosion on the property that may have occurred.

Location and Access

The property is situated along Peter's Creek located some 37 miles east of the town of Quesnel, east-central British Columbia, Canada at latitude 53˚02' North, longitude 121˚47' West. See Figure No. 1 below. The town of Barkerville lies 15 miles east of the property.

The area is readily accessible from Quesnel by means of paved Highway 26 to the Wells-Barkerville region. Four-wheel drive roads provide access to the lower sections of the property will the upper section may be reached by means of a forestry road on the northern slope of Peter's Creek to Bassford Creek. There is an active logging road within about 250 yards of our property.

YUKON
ALASKA
N
BRITISH
COLUMBIA
Fort
St. John
Stewart
Dawson
Creek
ALBERTA
PETERS CREEK
PLACER PROPERTY
Prince
Rupert
Terrace
Smithers
Kitimat
Houston
Prince
George
QUEEN
CHARLOTTE
ISLANDS
Quesnel
Williams
Lake
PACIFIC
OCEAN
Golden
Revelstoke
Kamloops
Vernon
Nakusp
Merritt
Kelowna
Cranbrook
VANCOUVER
ISLAND
VANCOUVER
Hope
Princeton
VICTORIA
UNITED STATES
Miles
0
50
100
Kilometres
0
50

YUKON RESOURCES CORP.

PETERS CREEK PLACER PROPERTY
BILL 1 - 7 PLACER CLAIMS

CARIBOO MINING DIVISION, B. C.

LOCATION MAP

DATE: July, 2004 | FIGURE NO. 1

Topography and Climate

Peter's Creek is a large tributary flowing into Lightning Creek, has a drainage basin of about 14 square miles and flows to the northwest with an average gradient of three degrees. Elevations in the area range from 3400 feet to 5500 feet with moderate slopes. The region is forested with fir and spruce. Elevation at the convergence of Peter's creek and Lightning Creek is 2400 feet rising to 4100 feet at Bassford Creek. The average width of the valley is between 200 and 250 feet.

The area receives significant precipitation throughout the year occurring from both rain and snow. Accumulations of snow can reach 10 feet or more during winter months. Temperatures vary from -25°F in winter to +90°F in summer.

History and Previous Workings

The village of Barkerville, approximately 15 miles east of Peter's Creek, is famous for the discovery of gold in the late 1850's which created a gold rush to the area in 1860. The numerous creeks were mined for placer gold and mining of creeks is continuing to some degree at the present time. The following table summarizes the history and previous workings in and around the property as documented in previous historical reports that have been written for our property. We are unable to confirm or validate these historical reports with any previous geologist who has worked on the property. This history and previous workings summary is being provided for historical background. You should not rely on this history as being factual.

Late 1870's	Ground sluicing of shallow gravels on upper reaches of Peter's Creek with subsequent drifting on the deep channel gravels of Peter's Creek at two locations known as Mathers and Ventures Shafts.
1905 - 1907	Premier and White Star companies reopened Mathers Shaft, equip shaft with a water wheel and pump and completed 300 feet of drifting. No further work after 1907.
1908 - 1911	Mining work carried out on Ventures Shaft, unconfirmed gold values recovered however, experienced trouble with excess water seeping into the workings.
1921	Construction Mining Company, again, reopened the mine and drifted a further 250 feet.
1922	Ongoing and numerous hand workings in upper reaches of Peter's Creek and tributaries.
1924	Kafue Copper development Company, drilled 36 holes on the property in the middle section of Peter's Creek between Mathers Shaft and Ventures Shaft.
1945 - 1950	Seven lines of drill holes were drilled to bedrock. The program outlined a deep channel averaging 100 feet wide, 40 feet deep and 5 miles long.
1960's	Dragline operation successfully operated lower reaches of Peter's Creek. Above Mathers Shaft, however, sluffage material from the side slopes and poor equipment, personnel shut the operation down.

1986

Queenstake Resources Ltd. prepared a preliminary mine and environmental study on Peter's Creek recommending an exploration program consisting of drilling and bulk sampling to determine economic feasibility of dredging or the use of heavy equipment. A drilling program was carried out.

June 1988

A previous geological consulting firm that is no longer in existence prepared a review of all historical data including drilling by Queenstake Resources Ltd. The drill program outlined a defined channel and at several locations two distinct channels paralleling each other. The program confirmed the presence of gold within the channel gravels, however, difficult drill conditions resulted in poor recoveries, disallowing grade calculations. A bulk sampling program was recommended.

September - December, 1988

A previous geological consulting firm that is no longer in existence carried out a bulk sampling program on the Peter's Creek property. Excavations at four locations along 18,126 feet of Peter's Creek. They concluded that there are two primary consistent stratum of gravel; surficial post-glacial gravels with insignificant gold values overlying interglacial gravels which are gold bearing. An exploration program was recommended to fill in areas of insufficient data mainly between Ventures Shaft and Campbell Creek.

Management hereby acknowledges that two 16 year-old reports from a previous geological consulting firm that is no longer in existence were uploaded to EDGAR on November 5, 2004. These reports were erroneously made publicly available by our EDGAR service bureau. These reports were uploaded as exhibit 99 PDF graphics files and have file names “c5-philpot1.pdf” and “c5-philpot2.pdf”. We have requested that the SEC delete these files from public view as they are unofficial documents that we are unable to confirm. If any person has access to these files they should be disregarded and not relied upon. The focus of our first phase of exploration is to confirm the results of these 16 year-old reports.

Conclusions and Recommendations

Mr. Timmins' geological report recommends a two-phase program because past work appears to have confirmed the presence of gold-bearing gravels in and around Peter's Creek. Additionally, the geological report indicates there has been improvements in technology and current prices of gold. The Phase 1 exploration program would consist of compilation and correlation of all past work, road rehabilitation to remove small trees and shrubs, and to repair any minor road erosion, as well as a bulk testing program to confirm historical results reported by a previous operator. If we are able to confirm historical results by a previous operator we would consider Phase 1 to be successful and a second phase of exploration could commence. If we are able to complete our planned current Phase 1 exploration program, we will have to raise substantial funds for a Phase 2 exploration program which would include further excavation, drilling and engineering studies before we will know if our placer claims have a commercially viable mineral deposit.

The Phase 2 exploration program would consist of road construction to widen and strengthen the existing road so it can support transport of heavy equipment such as a backhoe, excavator, drilling equipment and gravel processing equipment. Phase 2 exploration would also consist of additional bulk sampling by means of test pits upstream from the Ventures Shaft, which was reported to be a producing area of gold on our property in the 1870's. This bulk sampling process would involve excavation of a minimum of three pits in a systematic grid pattern using a backhoe, excavator and drilling equipment. We would process the gravel systematically from these pits with gravel processing equipment to extract any gold. Should the results of the Phase 2 exploration program confirm the occurrence of commercially viable gold-bearing gravels in a consistent and continuous channel upstream from the Ventures Shaft, a program for the extraction of placer gold along with permitting application can be prepared.

Commercially viable gold-bearing gravels are dependent on the 3-year historic average price of gold and the cost to extract the gold. For example, if the 3-year historic average price of gold is $400 per ounce and the price to extract the gold is $300 per ounce then the gold deposit is commercially viable. As another example, if the 3-year historic average price of gold is $300 per ounce and the price to extract the gold is $400 per ounce the gold deposit is not commercially viable. This economic viability point is known as the “cutoff”. In establishing the cutoff grade we must realistically reflect upon the location, deposit scale, continuity, mining method, metallurgical processes, costs and reasonable metal prices. We will not be able to calculate the “cutoff” until we complete our Phase 2 exploration program. The “cutoff” cannot be determined until Phase 2 is complete because the scale and location of any gold deposit has a substantial impact on the mining method and its efficiency.

The components of the budget for the Phase 1 geological work program is estimated in the following table.

Phase 1		US Funds
1	Data Compilation	$3,000
2	Mobilization and Demobilization	$4,000
3	Road Rehabilitation	$2,000
4	Excavation	$6,000
5	Processing plant, pump, generator	$7,000
6	Contingency @ 10%	$2,200
Total Cost Phase 1		$24,200

Our board of directors will make a determination whether to proceed with Phase 2 of the exploration program upon completion and review of the results of Phase 1. In completing this determination, we will make a positive assessment if the results of Phase 1 correlate to historical results of mineralized material indicated by an unconfirmed historical report from 1988.

If our Phase 1 activities do not confirm historically reported results we will hold on to the placer claims and hope for higher gold prices if we have the adequate funds to do so. If Phase 1 fails, we will stake or purchase new claims for new exploration if we have the adequate funds to do so. New claims will take precedence over retaining the placer claims in the case of Phase 1 exploration failure.

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

Recent Developments

On  May 25, 2005, Yukon Resources Corp. (the “Company”) submitted a "Notice of Work and Reclamation Program on a Placer Property" to The British Columbia Ministry of Energy and Mines. The application is to carry out a bulk sample program, consisting of one test pit approximately 35 feet deep to verify the results of a prior sampling program carried out in the vicinity in 1988. Equipment to be used: D6 Caterpillar Dozer, 225 Caterpillar Excavator, 3 inch and 6 inch submersible pumps powered by a diesel electric generator, a trommel/sluice box type processing plant and support vehicles. The test program involves setting up a closed circulation system with settling ponds for reusing water needed to process the ore bearing gravels, stripping any overburden from the test pit area, some minor access road rehabilitation, and the actual excavation and testing. The Company will be responsible for restoring the area by backfilling any excavations, leveling and seeding to grass any disturbed ground. In the ordinary course of business, an entity is required to post a bond to ensure you do the reclamation work, but until the application has been approved the Company will not know the amount of the bond, although management anticipates the bond will be approximately 2500.00 and will be returned to the Company after an inspection of the area. Management expects that the total time involved including mobilization/demobilization would be approximately 10 days, depending somewhat on weather conditions. The total estimated cost of this initial test, as well as compilation of past (old reports) and new data (from the test), as stated in our report is $24,200.00USD.

Peter's Creek in the Quesnel-Barkerville area of east-central British Columbia, Canada:

All Exploration Permits have been issued for the Peter's Creek Property and the Company contracted a crew and equipment to start Phase One of the exploration program as laid out in our Summary Report of July 30, 2004.  The Company anticipates that the access road should be complete and the testing equipment in place by the end of August or first week of September.  The test will take approximately one week and the total estimated cost for the test is $24,200 including $3,000 for data compilation and a complete report. The Company has completed the exploration and development work and is awaiting a final field inspection by our Consulting Geologist, William Timmins, scheduled for the end of September, 2005. Mr. Timmins will then draft a preliminary report on the work, which we anticipate should be ready by mid October. We have until December 31, 2005 to file an update on our Application for Work with the Mines Department. As far as keeping the claims in “Good Standing” we expect to meet or exceed the requirements before the “Anniversary Date” in the summer of 2006.

We have also optioned two additional claims for $4000 cash and 100,000 (144) shares of the Company pursuant to the terms and conditions of the Property Agreement dated August 1, 2005. There are no exploration commitments in the agreement, but management plans to include some exploration testing on this ground as part of our Phase One Program as it adjoins our original claims and, management believes, has promising geology.

ITEM 2.

DESCRIPTION OF PROPERTY.

Our executive offices are located at 206-475 Howe Street, Vancouver, British Columbia Canada, V3C 2B3. Our President, Thornton J. Donaldson, currently provides this space to us free of charge. This space may not be available to us free of charge in the future.

We also have seven placer claims located in the Cariboo Mining Division, British Columbia, Canada as described in the section “Description of Business”.

ITEM 3.

LEGAL PROCEEDINGS.

There are no material legal proceedings that are currently pending or, to the Company’s knowledge, contemplated against the Company to which it is a party.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 2005.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The table below sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The Company’s Common Stock began trading on NASD’s OTC Bulletin Board, under the symbol YKNR, on May 9, 2005. The closing prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low

June 30, 2005	$0.433	$0.433

At September 28, 2005, the Company's Common Stock was quoted on the OTC Bulletin Board at a closing price of $0.45 per share.

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Since our inception, we have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future. At June 30, 2005, we had approximately 36 shareholders of record based on information provided by our transfer agent, American Stock Transfer & Trust Company.

Recent Issuances of Unregistered Securities

During March, 2004, the Company issued 2,500,000 shares of common stock at a price of $0.01 per share for cash proceeds of $25,000.  Each offer or sale to the investors was made in an offshore transaction in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933, as amended.

On May 14, 2004, the Company issued 2,500,000 shares of common stock for the acquisition of mineral claims from a related party recorded at the transferors cost of $1,700 in total.

During May, 2004, the Company issued 225,000 shares of common stock at a price of $0.05 per share for cash proceeds of $11,250. Each offer or sale to the investors was made in an offshore transaction in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933, as amended.

During June, 2004, the Company issued 470,000 shares of common stock at a price of $0.05 per share for cash proceeds of $23,500.  Each offer or sale to the investors was made in an offshore transaction in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933, as amended.

On September 1, 2005, we closed on a financing transaction with a group of private investors of

$453,000. The financing consisted of the sale of two components: (a) an aggregate of Seven Hundred Fifty-Five Thousand shares of the Company’s common stock at a purchase price of$0.60; and (b) Warrants registered in the name of each Investor to receive an aggregate of Seven Hundred Fifty-Five Thousand shares of the Company’s common stock, with an exercise price of $0.80 and an expiration date of September 1, 2007. As of September 23, 2005 $438,000 of the total $453,000 had been received by the Company.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements

This report may contain "forward-looking" statements within the meaning of Section 17A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "believes," "budget," "target," "goal," "anticipate," "expect," "plan," "outlook," "objective," "may," "project," "intend," "estimate," or similar expressions.

Plan of Operation

Our plan of operations for the twelve months following the date of this prospectus is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of the mineral property:

1.

We have completed the field work necessary for our Phase 1 exploration program on the property consisting of a compilation and correlation of all past work and a bulk testing program in the vicinity of newly optioned ground to confirm earlier results and await the data compilation aspect of the program. We choose the newly optioned ground instead of near Bulk Sample 2 as stated in our original reports as (i) the geology in the new area was thought to be more favorable and could be also be compared    to previous testing results; and (ii) the road access to the optioned ground was in much better condition, due to recent heavy rainfall in the test area, and therefore needed less rehabilitation. We anticipate that the cost of this program will be approximately $24,200. We expect to commence this exploration program in the late spring of 2005 depending on the availability of personal and equipment. This phase is expected to take approximately four weeks to complete.

2.

If warranted by the results of Phase 1, we intend to commence the Phase 2 program described in the geological report and estimated the program to cost $52,800. We have raised additional funding to conduct Phase 2 of the Program if recommended and would start this phase in the summer of 2006 and take approximately six weeks to complete.

3.

We anticipate spending approximately $5,000 in ongoing general and administrative expenses per quarter for the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the accounting, audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

As at June 30, 2005, the Company has working capital of $26,959 and accumulated losses of $48,491 since inception. Our completion of the Phase 2 work program is subject to us obtaining adequate financing as these expenditures may exceed our cash reserves. During the 12-month period following the date of this prospectus, we do not anticipate generating any revenue. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the Phase 2 exploration program. In the absence of such financing, our business plan will fail.

We may consider entering into a joint venture partnership to provide the required funding to develop the placer claims. We have not undertaken any efforts to locate a joint venture partner for the placer claims. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in the property to the joint venture partner.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

  our ability to raise additional funding;

  the market price for gold;

  the results of our proposed exploration programs on the mineral property; and

  our ability to find joint venture partners for the development of our property interests

If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. In the event we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource sector. Any business opportunity would require our management to perform diligence on possible acquisition of additional resource properties. Such due diligence would likely include purchase investigation costs such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits. It is anticipated that such costs will not be sufficient to acquire any resource property and additional funds will be required to close any possible acquisition. During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. In the event no other such opportunities are available and we cannot raise additional capital to sustain operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

If we find sufficient evidence that confirms the occurrence of substantive gold values in a consistent and continuous channel upstream from the Ventures shaft in Phase 2, a program for the extraction of placer gold along with the permitting application can be prepared. If we decide to conduct such an extraction program on the placer claims, we will require additional funding. The cost of such a program cannot be determined until results from the first two phases of exploration are completed.

During March, 2004, the Company issued 2,500,000 shares of common stock at a price of $0.01 per share for cash proceeds of $25,000.

During May, 2004, the Company issued 225,000 shares of common stock at a price of $0.05 per share for cash proceeds of $11,250.

During June, 2004, the Company issued 470,000 shares of common stock at a price of $0.05 per share for cash proceeds of $23,500.

On September 1, 2005, we closed on a financing transaction with a group of private investors of $453,000. The financing consisted of the sale of two components: (a) an aggregate of  Seven Hundred and Fifty-Five Thousand shares of the Company’s common stock at a purchase price of $0.60; and (b) Warrants registered in the name of each Investor to receive an aggregate of Seven Hundred Fifty-Five Thousand shares of the Company’s common stock, with an exercise price of $0.80 and an expiration date of September 1, 2007.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock for additional phases of exploration. We believe that debt financing will not be an alternative for funding additional phases of exploration. We do not have any arrangements in place for any future equity financing.

Results of Operations

We have had no operating revenues since our inception on March 1, 2004 through to the year ended June 30, 2005. Our activities have been financed from the proceeds of share subscriptions. From our inception, on March 1, 2004, to June 30, 2005, we have raised a total of $59,750 from private offerings of our securities. On September 1, 2005, we closed on a financing transaction with a group of private investors of $453,000.

For the period from inception, March 1, 2004, to June 30, 2005, we incurred total expenses of $48,491. These expenses included $6,691 in mineral property costs represented by the cost charged to operations for the acquisition of the placer claims, costs to prepare the geological report and property transfer fees. We also incurred $26,721 in professional fees during the period. We also expensed a total of $8,000 for donated services and $4,000 for donated rent both provided by our President. We had general and administrative expenses of $8,287 and we experienced a foreign exchange translation gain of $5,208.

Liquidity and Capital Resources

At June 30, 2005, we had cash on hand of $31,199.

We have funded our business to date from sales of our common stock. Gross proceeds from the sale of our common shares during the period from inception, on March 1, 2004, On September 1, 2005, we closed on a financing transaction with a group of private investors of $453,000.

We hold a significant portion of our cash reserves in Canadian dollars. Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in both translation gains or losses in US dollar terms. If there was to be a significant decline in the Canadian dollar versus the US Dollar our US dollar cash position would also significantly decline. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations. Such foreign exchange declines could cause us to experience losses.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the placer claims and our venture will fail.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would effect our liquidity, capital resources, market risk support and credit risk support or other benefits.

ITEM 7.

FINANCIAL STATEMENTS.

The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included as part of this Form 10-KSB immediately following the signature page, beginning at page F-1.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A

CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d- 14(c) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

 The following table sets forth the name, age, and position of each executive officer and director who have served during the fiscal year ended July 31, 2005 and the term of office of each director of the Company.

Name	Age	Position
Thornton J. Donaldson	75	President, Chief Financial Officer and Director since March 3, 2004
Jeff Murdock	35	Secretary and Director since March 17, 2004

Directors of the Company hold their offices until the next annual meeting of the Company’s shareholders until their successors have been duly elected and qualified or until their earlier resignation, removal of office or death. The Board of Directors met four times in fiscal 2005. The officers of the Company are elected by the Board of Directors to serve until their successors are elected and qualified.

Thornton J. Donaldson B.A. Sc., P. Eng.

Mr. Thornton J. Donaldson has acted as our director since March 1, 2004 and our President since March 3, 2004. Mr. Donaldson has been involved in the resource industry for more than forty years and brings with him a wealth of knowledge and experience. He has participated in both production and exploration projects in USA and Canada as well as both Central and South America. The focus of these projects has been very diversified, including gold, silver, tin, diamonds, sulfur, uranium and the petroleum industry.

Mr. Donaldson was a director of Rich Coast, Inc. and industrial waste treatment company located in Dearborn, Michigan from 1993 to 1999. Mr. Donaldson is currently a director of Lorex Resources Ltd., a mineral exploration company located in Vancouver, British Columbia. Additionally, Mr. Donaldson is currently Chairman of the Board for CanWest Petroleum Corp. (formerly Uranium Power Corp.) a publicly listed Colorado company involved in the North American petroleum industry. Also, Mr. Donaldson serves as Secretary and a Director for Imperial Consolidated Capital a Nevada corporation. Imperial Consolidated Capital is engaged in the mineral exploration business in North America and currently has mineral claims in the Revelstoke Mining District in British Columbia. Mr. Donaldson has also conducted business as a consulting geologist from 1978 to the present.

Jeff Murdock

Mr. Jeff Murdock has acted as our secretary and as a director since March 17, 2004. Mr. Murdock is currently a corporate communications services consultant for Iciena Ventures Inc., an Alberta and British Columbia reporting company that is involved in silver and diamond property exploration. Additionally, Mr. Murdock is currently the Secretary and a Director of Azzoro Inc. a Nevada company that is engaged in gold exploration in the Surprise Lake area of Atlin, British Columbia.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file certain reports with the SEC regarding ownership of, and transactions in, our securities. Such officers, directors and 10% shareholders are also required by the SEC to furnish us with all Section 16(a) forms that they file.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Form 3 (Initial Statement of Beneficial Ownership), Form 4 (Statement of Changes of Beneficial Ownership of Securities) and Form 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended June 30, 2005, beneficial owners and executives complied with Section 16(a) filing requirements applicable to them.

Code of Ethics

The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions.  The Code of Business Conduct was filed as Exhibit 14.1 to our Annual Report on Form 10-QSB for March 31, 2004 as filed on May 19, 2004.

ITEM 10.

EXECUTIVE COMPENSATION.

A.

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our chief executive officer and each of our other executive officers who received compensation in excess of $100,000 during such period (as determined at June 30, 2005, the end of our last  completed fiscal year):

	Annual Compensation			Long Term Compensation
				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
Thornton J. Donaldson, President[1]
	2004(2)	--	--	--	-	--	--	--
	2005	--	--	--	--	--	--	--

Jeff Murdock Secretary[3]	2004(2)	--	--	--	--	--	--	--
	2005	--	--	--	--	--	--	--

 [1] Appointed President on March 3, 2004.

[2] For the period from inception on March 1, 2004.

[3] Appointed Secretary on March 17, 2004.

Options and Stock Appreciation Rights Grant Table

There were no grants of stock options to the Named Executive Officers during the fiscal year ended June 30, 2005.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

We did not have any outstanding stock options or stock appreciation rights at end the fiscal year ended June 30, 2005.

Long-Term Incentive Plan Awards Table

We do not have any Long-Term Incentive Plans.

Compensation of Directors

We currently have two directors. We do not currently provide our directors with compensation, although we do reimburse their expenses. No additional amounts are payable to the Company's directors for committee participation or special assignments. There are no other arrangements pursuant to which any director was compensated during the Company's last completed fiscal year for any service provided as director.

Employment Agreements

Currently, we do not have an employment agreement or consulting agreement with Thornton J. Donaldson and we do not pay any salary to him.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding beneficial ownership of the common stock as of June 30, 2005, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

NAME	SHARES OF COMMON STOCK	PERCENTAGE OF OUTSTANDING COMMON STOCK OWNED(1)	PERCENTAGE OF BENEFICIALLY OWNED SHARES(2)
Thornton J. Donaldson President, Principal Accounting Officer and Director	-2,500,000-	43.9%	32%
Jeff Murdock Director and Secretary 201-1422 East 3rd Ave. Vancouver, BC Canada V5N 5R5	-0-	-0-	0%

All Directors and Executive Officers and 5% shareholders as a Group (1 person)	2,500,000	43.9%	32%

(1) Based on total issued and outstanding shares of 5,695,000 as of June 30, 2005.  On September 26, 2005, the Company effectuated a three (3) for one (1) forward stock split which, consequently, increased the issued and outstanding shares to 17,085,000.

(2) Based on total issued and outstanding shares beneficially owned (including warrants, options, shares reserved for sale) of 7,805,000.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since our inception on March 1, 2004 we have entered into a transaction with Thornton J. Donaldson who is a Director and the President of our company. In this transaction we acquired a 100% interest in seven placer claims from Mr. Donaldson for the issuance of 2,500,000 shares of our common stock to him on May 14, 2004. The original cost of these placer claims incurred by Mr. Donaldson was $1,700. Additionally, Mr. Donaldson has agreed to hold these claims in trust for us by signing four trust agreements with us between May 14, 2004 and June 17, 2004.

In return for Mr. Donaldson holding the seven placer claims in trust for us, we have agreed to make payments on behalf of Mr. Donaldson to keep the claims in good standing with the province of British Columbia. We anticipate the amount of the payments to be made on behalf of Mr. Donaldson to be CDN$4,200 annually.

Except as noted above, none of the following parties has, since our inception on March 1, 2004, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;

  Any person proposed as a nominee for election as a director;

  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

  Any of our promoters;

  Any relative or spouse of any of the foregoing persons who has the same house as such person.

The promoters of our company are Thornton J. Donaldson, a Director and our President and Jeff Murdock, a Director and our Secretary. Except for the transaction with Mr. Donaldson noted above, there is nothing of value to be received by each promoter, either directly or indirectly, from us. Additionally, except for the transaction noted above, there have been no assets acquired or are any assets to be acquired from each promoter, either directly or indirectly, from us.

ITEM 13.

EXHIBITS.

Exhibit No.	Description of Exhibits

3(a)	Articles of Incorporation, as amended (1)

(b)	By-Laws, as amended (2)

4(a)	Form of Certificate evidencing shares of Common Stock (3)

10(c) 14.1	Revised SMC Agreement (4) Code of Ethics (5)

21	Subsidiaries of the Company (2)

23	Consent of Independent Auditors(5)

31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. (5)

31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. (5)

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)

Included as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-14451), including all pre and post effective Amendments thereto, and incorporated herein by reference, except for Articles of Amendment and a Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock, which are included as Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1989 and are incorporated herein by reference.

(2)	Included as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-14451) including all pre and post effective Amendments thereto, and incorporated herein by reference.

(3)	Included as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1990 and incorporated herein by reference.

(4)	Included as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

(5)	Filed herewith.

ITEM 14:               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended June 30, 2005

Audit Fees:   The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending June 30, 2005 was $7050.

Audit Related Fees:  The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended June 30, 2005 were $0.00.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended June 30, 2005 was $0.00.

Year ended June 30, 2004

Audit Fees:   None.

Audit Related Fees:  None.

All Other Fees:  None.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended June 30, 2005 by Manning Elliot Chartered Accountants is compatible with maintaining Manning Elliot Chartered Accountants.

AUDITOR'S TIME ON TASK

All of the work expended by Manning Elliot Chartered Accountants on our June 30, 2005 audit was attributed to work performed by Manning Elliot Chartered Accountant’s full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUKON RESOURCES CORP.

Dated:  September 29, 2005

By: /s/ Thornton J. Donaldson

___________________

Thornton J. Donaldson,

President, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date
/S/ Thornton J. Donaldson Thornton J. Donaldson	President, Principal Accounting Officer, Director	September 30, 2005

/S/ Jeff Murdock Jeff Murdock	Secretary and Director	September 30, 2005

Yukon Resources Corp.

(An Exploration Stage Company)

June 30, 2005

Index

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets

F-2

Statements of Operations

F-3

Statements of Cash Flows

F-4

Statement of Stockholders’ Equity

F-5

Notes to the Financial Statements

F-6

Report of Independent Public Accounting Firm

To the Board of Directors and Stockholders of

Yukon Resources Corp. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Yukon Resources Corp. (An Exploration Stage Company) as of June 30, 2005 and 2004 and the related statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2005 and for period from March 1, 2004 (Date of Inception) to June 30, 2004 and accumulated for the period from March 1, 2004 to June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yukon Resources Corp. (An Exploration Stage Company) as of June 30, 2005 and 2004, and the results of its operations and its cash flows for the year ended June 30, 2005 and for the period from March 1, 2004 (Date of Inception) to June 30, 2004 and accumulated for the period from March 1, 2004 to June 30, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or profitable operations since inception and will need equity financing to begin realizing upon its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 8, 2005

Yukon Resources Corp.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	June 30, 2005 $	June 30, 2004 $

ASSETS

Current Assets

Cash	31,199	60,459
Prepaid expenses	1,271	–

Total Assets	32,470	60,459

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	1,011	–
Accrued liabilities	4,500	4,000

Total Liabilities	5,511	4,000

Contingencies and Commitments (Notes 1 and 4)

Stockholders’ Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 5,695,000 shares issued and outstanding	5,695	5,695

Additional Paid in Capital	55,755	55,755

Donated Capital (Note 3)	14,000	5,000

Deficit Accumulated During the Exploration Stage	(48,491)	(9,991)

Total Stockholders’ Equity	26,959	56,459

Total Liabilities and Stockholders’ Equity	32,470	60,459

(The accompanying notes are an integral part of the financial statements)

Yukon Resources Corp.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

	Period from		Accumulated From
	March 1, 2004		March 1, 2004
	(Date of Inception)	For the Year Ended	(Date of Inception)
	to June 30,	June 30,	to June 30,
	2005	2005	2004
	$	$	$

Revenue	–	–	–

Expenses

Donated rent (Note 3)	4,000	3,000	1,000
Donated services (Note 3)	8,000	6,000	2,000
Foreign currency translation gain	(5,208)	(4,429)	(779)
General and administrative	8,287	8,217	70
Mineral property costs (Note 4)	6,691	4,991	1,700
Professional fees	26,721	20,721	6,000

Total Expenses	48,491	38,500	9,991

Net Loss For the Period	(48,491)	(38,500)	(9,991)

Net Loss Per Share – Basic and Diluted		(0.01)	–

Weighted Average Shares Outstanding		5,695,000	3,091,000

(The accompanying notes are an integral part of the financial statements)

Yukon Resources Corp.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	Accumulated From		Accumulated From
	March 1, 2004	For the	March 1, 2004
	(Date of Inception)	Year Ended	(Date of Inception)
	to June 30,	June 30,	to June 30,
	2005	2005	2004
	$	$	$

Cash Flows Used In Operating Activities

Net loss for the period	(48,491)	(38,500)	(9,991)

Adjustments to reconcile net loss to cash
Donated services and expenses	14,000	9,000	5,000
Foreign currency translation gain	(4,977)	(4,198)	(779)
Mineral property cost	1,700	–	1,700

Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities	5,511	1,511	4,000
(Increase) in prepaid expenses	(1,271)	(1,271)	–

Net Cash Used In Operating Activities	(33,528)	(33,458)	(70)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	59,750	–	59,750

Net Cash Flows Provided By Financing Activities	59,750	–	59,750

Effect of Exchange Rate Changes on Cash	4,977	4,198	779

Increase (Decrease) in Cash	31,199	(29,260)	60,459

Cash - Beginning of Period	–	60,459	–

Cash - End of Period	31,199	31,199	60,459

Non-cash Financing Activities
Issuance of common stock for mineral property	1,700	–	1,700

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of the financial statements)

Yukon Resources Corp.

(An Exploration Stage Company)

Statement of Stockholders’ Equity

For the Period from March 1, 2004 (Date of Inception) to June 30, 2005

(Expressed in US dollars)

					Deficit
					Accumulated
			Additional		During the
			Paid-in	Donated	Exploration
	Shares	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance – March 1, 2004 (Date of Inception)	–	–	–	–	–	–

Issuance of common shares for cash
at $.01/share	2,500,000	2,500	22,500	–	–	25,000
at $.05/share	695,000	695	34,055	–	–	34,750

Issuance of common stock for mineral property (Note 4)	2,500,000	2,500	(800)	–	–	1,700

Donated services and expenses	–	–	–	5,000	–	5,000

Net loss for the period	–	–	–	–	(9,991)	(9,991)

Balance – June 30, 2004	5,695,000	5,695	55,755	5,000	(9,991)	56,459

Donated services and expenses	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	(38,500)	(38,500)

Balance – June 30, 2005	5,695,000	5,695	55,755	14,000	(48,491)	26,959

(The accompanying notes are an integral part of the financial statements)

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

June 30, 2005

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2005, the Company has working capital of $26,959 and accumulated losses of $48,491 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

June 30, 2005

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

g)

Financial Instruments

Financial instruments, which include cash, prepaid expenses, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

j)

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

June 30, 2005

2.

Summary of Significant Accounting Policies (continued)

j)

Recent Accounting Pronouncements (continued)

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

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

The FASB has also issued SFAS No. 151 and 152, but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

3.

Related Party Balances/Transactions

a)

During the year ended June 30, 2005, the Company recognized a total of $6,000 for donated services at $500 per month and $3,000 for donated rent at $250 per month provided by the President of the Company. During the period from inception (March 1, 2004) to June 30, 2004, the Company recognized a total of $2,000 for donated services and $1,000 for donated rent provided by the President of the Company. Also during the prior year period, a director contributed organizational and legal costs of $2,000 on behalf of the Company.

b)

During the year ended June 30, 2004, the Company entered into a mineral property agreement and several trust agreements with the President of the Company.  Refer to Note 4.

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

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

June 30, 2005

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

6.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $33,000, which commence expiring in 2025.  Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended June 30, 2005 and 2004, the valuation allowance established against the deferred tax assets increased by $14,000 and $1,000, respectively

The components of the net deferred tax asset at June 30, 2005 and 2004 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	June 30, 2005 $	June 30, 2004 $

Net Operating Losses	33,000	3,292

Statutory Tax Rate	35%	34%

Effective Tax Rate	–	–

Deferred Tax Asset	11,550	1,119

Valuation Allowance	(11,550)	(1,119)

Net Deferred Tax Asset	–	–

7.

Subsequent Events

a)

By an agreement dated August 1, 2005, the Company was granted an option for a period of 24 months to acquire a 100% interest in two mineral claims located in British Columbia, Canada. The Company paid consideration of $4,000 cash and the issuance of 100,000 common shares of the Company.

b)

On September 1, 2005, the Company completed a private placement offering consisting of 755,000 units at a price of $0.60 per unit for cash proceeds of $453,000. Each unit consists of one share of common stock and one share purchase warrant. Each warrant entitles the holder to acquire an additional share of common stock at $0.80 per share exercisable up to September 1, 2007.

Exhibit 23

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

[LETTERHEAD OF MANNING ELLIOT CHARTERED ACCOUNTANT]]

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

We hereby consent to the use in this Form 10-KSB of our report dated September 8, 2005, relating to the financial statements of Yukon Resources Corp..

Manning Elliot Chartered Accountant

CERTIFIED PUBLIC ACCOUNTANTS

Manning Elliot Chartered Accountant

Vancouver, Canada

September 8, 2005

Exhibit 14.1

FINANCIAL CODE OF ETHICS

As a public company, it is of critical importance that Yukon Resources Corp. (YKNR)  filings  with the  Securities  and Exchange  Commission  be accurate and timely.  Depending on their position with YKNR,  employees may be called upon to provide information to assure that YKNR's public reports are complete, fair, and understandable.  YKNR expects all of its  employees to take this  responsibility seriously  and to provide  prompt and accurate  answers to inquiries  related to YKNR's public disclosure requirements.

YKNR's Finance Department bears a special responsibility for promoting integrity throughout YKNR, with  responsibilities  to stakeholders both inside and outside of YKNR. The Chief Executive  Officer (CEO),  Chief Financial Officer or Principal Accounting Officer (CFO), and Finance  Department  personnel  have  a  special  role  both  to  adhere  to the principles of integrity and also to ensure that a culture exists throughout YKNR as a whole  that  ensures  the fair and  timely  reporting  of YKNR's  financial results and  conditions.  Because of this special  role,  the CEO,  CFO, and all members  of YKNR's  Finance  Department  are bound by YKNR's  Financial  Code of Ethics,  and by accepting  the Financial  Code of Ethics,  each agrees that they will:

- Act with  honesty and  integrity,  avoiding  actual or apparent  conflicts  of interest in personal and professional relationships.

- Provide information that is accurate,  complete,  objective,  relevant, timely and  understandable to ensure full, fair,  accurate,  timely, and understandable disclosure  in the reports and  documents  that YKNR files with,  or submits to, government agencies and in other public communications.

- Comply with the rules and regulations of federal, state and local governments, and other appropriate private and public regulatory agencies.

- Act in good  faith,  responsibly,  with due care,  competence  and  diligence, without misrepresenting material facts or allowing one's independent judgment to be subordinated.

- Respect the  confidentiality  of  information  acquired in the course of one's work,  except when  authorized  or  otherwise  legally  obligated  to  disclose. Confidential  information  acquired in the course of one's work will not be used for personal advantage.

- Share job knowledge and maintain skills important and relevant to stakeholders needs.

-  Proactively  promote and be an example of ethical  behavior as a  responsible partner among peers, in the work environment and in the community.

- Achieve  responsible  use of, and control over,  all YKNR assets and resources employed by, or entrusted to yourself, and your department.

- Receive the full and active support and  cooperation of YKNR's  Officers,  Sr. Staff, and all employees in the adherence to this Financial Code of Ethics.

- Promptly  report to the CEO or CFO any conduct  believed to be in violation of law or business  ethics or in violation of any provision of this Code of Ethics, including any transaction or relationship  that reasonably  could be expected to give rise to such a conflict. Further, to promptly report to the Chair of YKNR's Audit  Committee  such  conduct  if by the CEO or CFO or if they fail to correct such conduct by others in a reasonable period of time.

                          Exhibit 31.1

Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------

I, Thornton J. Donaldson, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Yukon Resources Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

 (d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

5. The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditor and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

(a)

All deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated:  September 30, 2005

/s/ Thornton J. Donaldson

Thornton J. Donaldson, Chief Executive Officer

                                                                    Exhibit 31.2

Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------

I, Thornton J. Donaldson, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Yukon Resources Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

 (d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

5. The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditor and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

(a)

All deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated:  September 30, 2005

/s/ Thornton J. Donaldson

Thornton J. Donaldson, Principal Accounting Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Yukon Resources Corp. (the "Company") on Form 10-KSB for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thornton J. Donaldson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  September 30, 2005

/s/ Thornton J. Donaldson

Thornton J. Donaldson, Chief Executive Officer

Exhibit 32.2

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Yukon Resources Corp. (the "Company") on Form 10-KSB for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thornton J. Donaldson, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  September 30, 2005

/s/ Thornton J. Donaldson

Thornton J. Donaldson, Principal Accounting Officer