Form 10QSB
period 2005-06-30
Yukon Resources Corp.
filed 2005-10-31
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-118980

Yukon Resources Corp.

(Name of small business issuer in its charter)

Nevada	20-0803515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

206-475 Howe Street, Vancouver, British Columbia, Canada, V6C 2B3
(Address of principal executive offices)

(604) 629-1075
(Issuer’s telephone number)

_______________________

(Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  [X]   No  [   ]

As of October 28, 2005, there were 19,650,000 shares of the registrant's common stock outstanding.

Yukon Resources Corp.

Part I.  Financial Information

Page

Item 1.    Financial Statements and Notes to Financial Statements

2

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.    Controls and Procedures

15

Part II.  Other Information

Item 1.  Legal Proceedings

18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.  Defaults Upon Senior Securities

18

Item 4.  Submission of Matters to a Vote of Security Holders

18

Item 5.  Other Information

18

Item 6.  Exhibit List

18

Signatures

19

Exhibits

20 - 23

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-KSB for the year ended June 30, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ended June 30, 2006.

Yukon Resources Corp.

(An Exploration Stage Company)

September 30, 2005

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

Yukon Resources Corp.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	September 30, 2005 $	June 30, 2005 $
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	472,092	31,199
Prepaid expenses	933	1,271

Total Assets	473,025	32,470

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	2,011	1,011
Accrued liabilities	6,500	4,500

Total Liabilities	8,511	5,511

Contingencies and Commitments (Notes 1 and 4)

Stockholders' Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 19,650,000 and 17,085,000 shares issued and outstanding, respectively	19,650	17,085

Additional Paid in Capital	552,300	44,365

Donated Capital (Note 3)	16,250	14,000

Deficit Accumulated During the Exploration Stage	(123,686)	(48,491)

Total Stockholders' Equity	464,514	26,959

Total Liabilities and Stockholders' Equity	473,025	32,470

(The accompanying notes are an integral part of these financial statements.)

Yukon Resources Corp.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated from
	March 1, 2004
	(Date of Inception)	For the Three Months Ended
	to September 30,	September 30,	September 30,
	2005	2005	2004
	$	$	$

Revenue	-	-	-

Expenses

Donated rent (Note 3)	4,750	750	750
Donated services (Note 3)	9,500	1,500	1,500
Foreign currency translation gain	(6,510)	(1,302)	(2,479)
General and administrative	10,534	2,247	1,391
Mineral property costs (Note 4)	70,691	64,000	3,545
Professional fees	34,721	8,000	5,150

Total Expenses	123,686	75,195	9,857

Net Loss For the Period	(123,686)	(75,195)	(9,857)

Net Loss Per Share - Basic and Diluted	-	-	(0.01)

Weighted Average Shares Outstanding		17,982,000	17,085,000

`

(The accompanying notes are an integral part of these financial statements.)

Yukon Resources Corp.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	Accumulated From
	March 1, 2004	For the Three	For the Three
	(Date of Inception)	Months Ended	Months Ended
	To September 30,	September 30,	September 30,
	2005	2005	2004
	$	$	$

Operating Activities

Net loss for the period	(123,686)	(75,195)	(9,857)

Adjustments to reconcile net loss to cash
Donated services and expenses	16,250	2,250	2,250
Foreign currency translation gain	(6,393)	(1,416)	(2,458)
Mineral property cost	61,700	60,000	-

Change in operating assets and liabilities
Increase (decrease) accounts payable and accrued liabilities	8,511	3,000	(739)
(Increase) decrease prepaid expenses	(933)	338	-

Net Cash Used In Operating Activities	(44,551)	(11,023)	(10,804)

Financing Activities

Proceeds from issuance of common stock, net	510,250	450,500	-

Net Cash Flows Provided By Financing Activities	510,250	450,500	-

Effect of Exchange Rate Changes on Cash	6,393	1,416	2,458

Increase (Decrease) in Cash	472,092	440,893	(8,346)

Cash - Beginning of Period	-	31,199	60,459

Cash - End of Period	472,092	472,092	52,113

Non-cash Financing Activities
Issuance of common stock for mineral property	61,700	60,000	-

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

September 30, 2005

(Unaudited)

1.

Exploration Stage Company

The Company was incorporated in the State of Nevada on March 1, 2004. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2005, the Company has never generated any revenue and has accumulated losses of $123,686 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company's fiscal year-end is June 30.

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

d)

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

September 30, 2005

(Unaudited)

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

g)

Financial Instruments

Financial instruments, which include cash, prepaid expenses, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

h)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

i)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

j)

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

k)

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

September 30, 2005

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

k)

Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

3.

Related Party Balances/Transactions

a)

During the period ended September 30, 2005, the Company recognized a total of $1,500 (September 30, 2004 - $1,500) for donated services at $500 per month and $750 for donated rent (September 30, 2004 - $ 750) at $250 per month provided by the President of the Company.

b)

The Company entered into a mineral property agreement and several trust agreements with the President of the Company.  Refer to Note 4.

4.

Mineral Properties

a)

The Company entered into an Agreement dated May 14, 2004 with the President of the Company to acquire a 100% interest in seven mineral claims located in the Cariboo Mining Division, British Columbia, Canada, in consideration for the issuance of 7,500,000 split adjusted shares of common stock.  The claims are registered in the name of the President, who has executed several trust agreements whereby the President agreed to hold the claims in trust on behalf of the Company. During the year ended June 30, 2004, the cost of mineral properties charged to operations by the Company of $1,700 represented the original cost of the properties incurred by the President.

b)

The Company exercised an Agreement dated August 1, 2005 to acquire a 100% interest in two mineral claims located in the Cariboo Mining Division, British Columbia, Canada, in consideration for the issuance of 300,000 split adjusted shares of common stock (issued) with a fair value of $60,000 and $4,000 (paid).

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

September 30, 2005

(Unaudited)

5.

Common Shares

a)

On September 26, 2005, the Company completed a forward stock split on the basis of three new shares of common stock in exchange for every one old shares of common stock outstanding. All per share amounts have been retroactively restated to reflect the forward stock split.

b)

On September 1, 2005, the Company completed a private placement offering consisting of 2,265,000 units of the Company at a purchase price of $0.20 per unit for proceeds of $450,500 after issue costs of $2,500. Each unit consisted of one common share of the Company and one share purchase warrant. Each warrant may be exercised on or before September 1, 2007 at a price of $0.27 per share.

c)

On August 5, 2005, the Company issued 300,000 split adjusted shares of common stock with a fair value of $60,000 for the acquisition of mineral claims.  Refer to Note 4(b)

d)

During June, 2004, the Company issued 1,410,000 split adjusted shares of common stock for cash proceeds of $23,500.

e)

During May, 2004, the Company issued 675,000 split adjusted shares of common stock for cash proceeds of $11,250.

f)

On May 14, 2004, the Company issued 7,500,000 split adjusted shares of common stock for the acquisition of mineral claims from a related party recorded at the transferors cost of $1,700 in total. Refer to Note 4.

g)

During March, 2004, the Company issued 7,500,000 split adjusted shares of common stock at a price of $0.003 per share for cash proceeds of $25,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in its 2005 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

BACKGROUND

This discussion and analysis of financial position and results of operation is prepared as at September 30, 2005 and should be read in conjunction with the audited financial statements for the year ended June 30, 2005. These financial statements have been prepared in accordance with United States generally accepted accounting principles.

Company’s Overview

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

Peter's Creek in the Quesnel-Barkerville area of east-central British Columbia, Canada:

All Exploration Permits have been issued for the Peter's Creek Property and the Company contracted a crew and equipment to start Phase One of the exploration program as laid out in our Summary Report of July 30, 2004. The Company has completed the exploration and development work and is awaiting a final field inspection by our Consulting Geologist, William Timmins, scheduled for the end of September, 2005. Mr. Timmins will then draft a preliminary report on the work, which we anticipate should be ready by the end of October. We have until December 31, 2005 to file an update on our Application for Work with the Mines Department. As far as keeping the claims in “Good Standing” we expect to meet or exceed the requirements before the “Anniversary Date” in the summer of 2006.

We have also optioned two additional claims for $4000 cash and 100,000 (Rule 144) shares of the Company valued at $60,000 pursuant to the terms and conditions of the Property Agreement dated August 1, 2005. There are no exploration commitments in the agreement, but management plans to include some exploration testing on this ground as part of our Phase One Program as it adjoins our original claims and, management believes, has promising geology.

Plan of Operation

Our plan of operations for the remainder of this fiscal year is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of the mineral property:

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

As at September 30, 2005, the Company has working capital of $464,514 and accumulated losses of $123,686 since inception. Our completion of the Phase 2 work program is subject to us obtaining adequate financing as these expenditures may exceed our cash reserves. During the 12-month period following the date of this prospectus, we do not anticipate generating any revenue. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the Phase 2 exploration program. In the absence of such financing, our business plan will fail.

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

During March, 2004, the Company issued 2,500,000 shares of common stock at a price of $0.01 per share for cash proceeds of $25,000.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, either through Regulation S for non-United States citizens or entities or as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During May, 2004, the Company issued 225,000 shares of common stock at a price of $0.05 per share for cash proceeds of $11,250. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, either through Regulation S for non-United States citizens or entities or as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During June, 2004, the Company issued 470,000 shares of common stock at a price of $0.05 per share for cash proceeds of $23,500. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, either through Regulation S for non-United States citizens or entities or as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

On September 1, 2005, we closed on a financing transaction with a group of private investors of $453,000. The financing consisted of the sale of two components: (a) an aggregate of 2,265,000 shares of the Company’s common stock at a purchase price of $0.20; (post 3:1 stock split) and (b) Warrants registered in the name of each Investor to receive an aggregate of 2,265,000 shares of the Company’s common stock, with an exercise price of $0.27 (post 3:1 stock split) and an expiration date of September 1, 2007. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, either through Regulation S for non-United States citizens or entities or as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

On September 26, 2005, the Company completed a forward stock split on the basis of three new shares of common stock in exchange for every one old shares of common stock outstanding.

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

Results of Operations

We have had no operating revenues since our inception on March 1, 2004 through to the quarter ended September 30, 2005. Our activities have been financed from the proceeds of share subscriptions. On September 1, 2005, we closed on a financing transaction with a group of private investors of $453,000.

For the period from inception, March 1, 2004, to September 30, 2005, we incurred total expenses of $123,686. These expenses included $70,691 in mineral property costs represented by the cost charged to operations for the acquisition of the placer claims, costs to prepare the geological report and property transfer fees. We also incurred $34,721 in professional fees during the period. We also expensed a total of $9,500 for donated services and $4,750 for donated rent both provided by our President. We had general and administrative expenses of $10,534 and we experienced a foreign exchange translation gain of $6,510.

Liquidity and Capital Resources

At September 30, 2005, we had cash on hand of $472,092.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2005.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

            Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

            Not applicable

Item 6.  Exhibits

          A. Exhibits:

31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the

Sarbanes-Oxley Act.

31.2

Certification of Principal Financial and Accounting Officer Pursuant

to Section 302 of the Sarbanes-Oxley Act.

32.1

Certification of Chief Executive Officer Pursuant to Section 906 of the

Sarbanes-Oxley Act.

32.2

        Certification of Principal Financial and Accounting Officer Pursuant

to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUKON RESOURCES CORP.

Dated:  October 31, 2005

By: /s/ Thornton J. Donaldson

___________________

Thornton J. Donaldson,

President, Principal Accounting Officer and Director

EXHIBIT 31.1

CERTIFICATION OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

CERTIFICATIONS

I, Thornton J. Donaldson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Yukon Resources Corp.;

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

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

 (d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

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

By   /s/Thornton J. Donaldson

Thornton J. Donaldson

Chief Executive Officer

Date: October 31, 2005

EXHIBIT 31.2

CERTIFICATION OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

CERTIFICATIONS

I, Thornton J. Donaldson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Yukon Resources Corp.;

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

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

 (d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

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

        By  /s/ Thornton J. Donaldson

Thornton J. Donaldson

Principal Accounting Officer

Date:  October 31, 2005

Exhibit 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Yukon Resources Corp. (the "Company") on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thornton J. Donaldson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By   /s/Thornton J. Donaldson

Thornton J. Donaldson

President, Chief Executive Officer

Date:  October 31, 2005

Exhibit 32.2

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Yukon Resources Corp. (the "Company") on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thornton J. Donaldson, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

        By  /s/ Thornton J. Donaldson

Thornton J. Donaldson

Principal Accounting Officer

Date: October 31, 2005

23