Form 10QSB
period 2005-12-31
Yukon Resources Corp.
filed 2006-01-31
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

OR

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

(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  X    No  ¨

Indicate by check mark whether the registrant is a shall company (as defined in rule 12b-2 of the Exchange Act).   Yes  ¨    No   X

 As of January 31, 2006, there were 19,650,000 shares of the registrant's common stock outstanding.

Yukon Resources Corp.

Part I.  Financial Information

Page

Item 1.

Financial Statements and Notes to Financial Statements

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

Item 2.    Management's  Discussion  and  Analysis  of  Financial  Condition  and Results  of  Operations

11

Item 3.    Controls and Procedures

15

Part II.  Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

18

(The accompanying notes are an integral part of these financial statements.)

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-KSB for the year ended June 30, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended December 31, 2005 are not necessarily indicative of the results that can be expected for the year ended June 30, 2006.

(The accompanying notes are an integral part of these financial statements.)

Yukon Resources Corp.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	December 31, 2005 $	June 30, 2005 $
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	446,985	31,199
Prepaid expenses	535	1,271
Total Current Assets	447,520	32,470
Property & Equipment (Note 3)	1,890	–
Total Assets	449,410	32,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	22,611	1,011
Accrued liabilities	4,250	4,500
Total Liabilities	26,861	5,511
Contingencies and Commitments (Notes 1 and 5)
Stockholders’ Equity
Common Stock, 75,000,000 shares authorized, $0.001 par value 19,650,000 and 17,085,000 shares issued and outstanding, respectively	19,650	17,085
Additional Paid in Capital	552,300	44,365
Donated Capital (Note 4)	18,500	14,000
Deficit Accumulated During the Exploration Stage	(167,901)	(48,491)
Total Stockholders’ Equity	422,549	26,959
Total Liabilities and Stockholders’ Equity	449,410	32,470

(The accompanying notes are an integral part of these financial statements.)

Yukon Resources Corp.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Accumulated from
	March 1, 2004	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2005	2004	2005	2004
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Amortization	111	111	–	111	–
Donated rent (Note 4)	5,500	750	750	1,500	1,500
Donated services (Note 4)	11,000	1,500	1,500	3,000	3,000
Foreign currency translation (gain) loss	(6,415)	95	(2,418)	(1,207)	(4,897)
General and administrative	18,563	8,029	1,477	10,276	2,868
Mineral property costs (Note 5)	93,171	22,480	–	86,480	3,545
Professional fees	45,971	11,250	4,000	19,250	9,150

Total Expenses	167,901	44,215	5,309	119,410	15,166

Net Loss For the Period	(167,901)	(44,215)	(5,309)	(119,410)	(15,166)

Net Loss Per Share – Basic and Diluted	–	–	–	(0.01)	–

Weighted Average Shares Outstanding		19,650,000	17,085,000	18,816,000	17,085,000

`

(The accompanying notes are an integral part of these financial statements.)

Yukon Resources Corp.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Accumulated From
	March 1, 2004	For the Six	For the Six
	(Date of Inception)	Months Ended	Months Ended
	To December 31,	December 31,	December 31,
	2005	2005	2004
	$	$	$

Operating Activities

Net loss for the period	(167,901)	(119,410)	(15,166)

Adjustments to reconcile net loss to cash
Amortization	111	111	–
Donated services and expenses	18,500	4,500	4,500
Foreign currency translation gain	(6,527)	(1,550)	(4,897)
Mineral property cost	61,700	60,000	–

Change in operating assets and liabilities
Increase accounts payable and accrued liabilities	26,861	21,350	511
(Increase) decrease prepaid expenses	(535)	736	–

Net Cash Flows Used In Operating Activities	(67,791)	(34,263)	(15,052)

Investing Activities

Purchase of property & equipment	(2,001)	(2,001)	–

Net Cash Flows Used In Investing Activities	(2,001)	(2,001)	–

Financing Activities

Proceeds from issuance of common stock, net	510,250	450,500	–

Net Cash Flows Provided By Financing Activities	510,250	450,500	–

Effect of Exchange Rate Changes on Cash	6,527	1,550	4,897

Increase (Decrease) in Cash	446,985	415,786	(10,155)

Cash - Beginning of Period	–	31,199	60,459

Cash - End of Period	446,985	446,985	50,304

Non-cash Financing Activities
Issuance of common stock for mineral property	61,700	60,000	–

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements.)

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to Financial Statements

Note 1.        Exploration Stage Company

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2005, the Company has never generated any revenue and has accumulated losses of $167,901 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective February 7, 2005, to register 3,195,000 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

Note 2.     Summary of Significant Accounting Policies

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

d)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(The accompanying notes are an integral part of these financial statements.)

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to Financial Statements

Note 2.   Summary of Significant Accounting Policies (continued)

f)

Property and Equipment

Property and equipment is stated at cost, less accumulated amortization, and consists of computer hardware. Amortization of computer hardware is computed using the straight-line method over three years.

g)

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

h)

Long-lived Assets

In accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

i)

Financial Instruments

Financial instruments, which include cash, prepaid expenses, accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

l)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations

Yukon Resources Corp.

 (An Exploration Stage Company)

Notes to Financial Statements

 Note 2.

Summary of Significant Accounting Policies (continued)

m)

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

Note 3.

Property and Equipment

	Cost $	Accumulated Amortization $	December 31,2005 Net carrying value $	June 30, 2005 Net carrying value $

Computer hardware	2,001	111	1,890	–

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to Financial Statements

Note 4.    Related Party Balances/Transactions

a)

During the six month period ended December 31, 2005, the Company recognized a total of $3,000 (December 31, 2004 – $3,000) for donated services at $500 per month and $1,500 for donated rent (December 31, 2004 – $1,500) at $250 per month provided by the President of the Company.

b)

The Company entered into a mineral property agreement and several trust agreements with the President of the Company.  Refer to Note 5.

Note 5.   Mineral Properties

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

b)

The Company exercised an Agreement dated August 1, 2005 to acquire a 100% interest in two mineral claims located in the Cariboo Mining Division, British Columbia, Canada, in consideration for $4,000 (paid) and the issuance of 300,000 split adjusted shares of common stock (issued) with a fair value of $60,000.

Note 6.   Common Stock

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

c)

On August 5, 2005, the Company issued 300,000 split adjusted shares of common stock with a fair value of $60,000 for the acquisition of mineral claims.  Refer to Note 5(b)

d)

During June, 2004, the Company issued 1,410,000 split adjusted shares of common stock for cash proceeds of $23,500.

e)

During May, 2004, the Company issued 675,000 split adjusted shares of common stock for cash proceeds of $11,250.

f)

On May 14, 2004, the Company issued 7,500,000 split adjusted shares of common stock for the acquisition of mineral claims from a related party recorded at the transferors cost of $1,700 in total. Refer to Note 5.

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

BACKGROUND

This discussion and analysis of financial position and results of operation is prepared as at December 31, 2005 and should be read in conjunction with the audited financial statements for the year ended June 30, 2005. These financial statements have been prepared in accordance with United States generally accepted accounting principles.

Company’s Overview

We were incorporated in the State of Nevada on March 1, 2004 and established a fiscal year end of June 30. We are a start-up, exploration stage company engaged in the search for gold and other minerals. We have not had any bankruptcy, receivership or similar proceeding since incorporation. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We have no property other than a 100% interest of a group of gold placer properties held in trust for us by our President and additional leases optioned from a private individual.

Property Summary

We have acquired a 100% interest in a group of placer gold properties located on Peter's Creek in the Quesnel-Barkerville area of east-central British Columbia, Canada. Intermittent work has been carried out on various portions of Peter's Creek since the 1870's following the Barkerville gold rush of 1860. Considerable data has been reported over the years from sluicing of surface gravels, excavation and tunneling from two shafts, other hand workings, and testing by drilling and bulk sampling. The potential economic significance of the property is that the presence of gold-bearing gravels has been reported in and around Peter's Creek and varying estimates of scale and gold grades has been calculated by previous operators. Until we can validate otherwise, the property is without known reserves and we are planning programs that are exploratory in nature. There is no electrical power that can be utilized on the property other than electrical power that can be provided by gas or diesel generators that we would bring on site.

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

Recent Developments

In August and September, 2005 the Company successfully completed Phase 1 of it’s exploration plan as described in the July 30, 2004 Summary Report of our Geologist William Timmins. The Phase 1 program attained encouraging results and Mr. Timmins is recommending further permitting be applied for to the Ministry of Mines to enable the next stage of exploration.  The complete results of Phase 1 and  recommendations are contained in Mr. Timmins’s November 28, 2005 Progress Report included  as Exhibit 99.1 herein.

The Company is currently up to date with all obligations required to maintain our property holdings in good standing.

Plan of Operation

Our plan of operations for the remainder of this fiscal year is to complete the following objectives within the time periods specified, subject to our obtaining the permits necessary for the continued exploration of the mineral property:

1.

We have completed the our Phase 1 exploration program on the property consisting of a bulk testing program in the vicinity of newly optioned ground to confirm earlier results and have the Progress Report from William Timmins our Consulting Geologist. As stated in the Report we chose the newly optioned ground instead of near Bulk Sample 2 as stated in our original reports because (i) the geology in the new area was thought to be more favorable and could be also be compared  to previous testing results; and (ii) the road access to the optioned ground was in much better condition, due to recent heavy rainfall in the test area, and therefore needed less rehabilitation. The Phase 1 exploration costs were approximately 10% under our proposed budget.

2.

Warranted by the results of Phase 1, we intend to commence the permitting  process  necessary for the Phase 2  Exploration Program described in the geological report and estimated to cost $52,800. We have raised additional funding to conduct   the Phase 2 Exploration Program and would expect to commence work in the late spring or early summer depending on the timing of the Work Permits.

3.

We anticipate spending approximately $15,000 in ongoing general and administrative expenses per quarter for the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the accounting, audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

As at December 31, 2005, the Company has working capital of $420,659 prepaid expenses of  and accumulated losses of $167,901 since inception.

We may consider entering into a joint venture partnership to provide additional funding to develop the placer claims. We have not undertaken any efforts to locate a joint venture partner for the placer claims. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in the property to the joint venture partner.

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

During March, 2004, the Company issued 7,500,000( 3:1 split adjusted) shares of common stock at a price of $0.0033(adjusted) per share for cash proceeds of $25,000.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, either through Regulation S for non-United States citizens or entities or as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During May, 2004, the Company issued 675,000 (split adjusted) shares of common stock at a price of $0.0167 (split adjusted) per share for cash proceeds of $11,250. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, either through Regulation S for non-United States citizens or entities or as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During June, 2004, the Company issued 1,410,000 (split adjusted) shares of common stock at a price of $0.0167 (split adjusted) per share for cash proceeds of $23,500. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, either through Regulation S for non-United States citizens or entities or as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

On September 1, 2005, we closed on a financing transaction with a group of private investors of $453,000. The financing consisted of the sale of two components: (a) an aggregate 2,265,000

(split adjusted shares) of the  Company’s common stock at a purchase price of $0.20(split adjusted); and (b) Warrants registered in the name of each Investor to receive an aggregate of 2,265,000 (split adjusted) shares of the Company’s common stock, with an exercise price of $0.267 (split adjusted) and an expiration date of September 1, 2007. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, either through Regulation S for non-United States citizens or entities or as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

Results of Operations

We have had no operating revenues since our inception on March 1, 2004 through to the quarter ended December 31, 2005. Our activities have been financed from the proceeds of share subscriptions. On September 1, 2005, we closed on a financing transaction with a group of private investors of $453,000.

For the period from inception, March 1, 2004, to December 31, 2005, we incurred total expenses of $167,901. These expenses included $93,171 in mineral property costs represented by the cost charged to operations for the acquisition of the placer claims, costs to prepare the geological report and property transfer fees. We also incurred $45,971 in professional fees during the period. We also expensed a total of $11,000 for donated services and $5,500 for donated rent both provided by our President. We had general and administrative expenses of $18,563 and we experienced a foreign exchange translation gain of $6,415.

Liquidity and Capital Resources

At December 31, 2005, we had cash on hand of $446,985.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended December 31, 2005.

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

99.1

Progress Report Peter’s Creek Placer Gold Property

99.2

Peter’s Creek  Placer Property Ouyline

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUKON RESOURCES CORP.

Dated:  January 31, 2006

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

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

 (d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

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

By   /s/Thornton J. Donaldson

Thornton J. Donaldson

Chief Executive Officer

Date:  January  31, 2006

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

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

 (d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

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

Date:  January 31, 2006

Exhibit 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Yukon Resources Corp. (the "Company") on Form 10-QSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thornton J. Donaldson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By   /s/Thornton J. Donaldson

Thornton J. Donaldson

President, Chief Executive Officer

Date:  January 31, 2006

Exhibit 32.2

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Yukon Resources Corp. (the "Company") on Form 10-QSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thornton J. Donaldson, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

        By  /s/ Thornton J. Donaldson

Thornton J. Donaldson

Principal Accounting Officer

Date:  January 31, 2006