Form 10QSB
period 2006-03-31
Yukon Resources Corp.
filed 2006-05-11
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-118980

Yukon Resources Corp.

(Name of small business issuer in its charter)

Nevada	20-0803515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1224 Washington Avenue Miami Beach, Florida  33139
(Address of principal executive offices)

(866)- 985-6696
(Issuer’s telephone number)

_______________________

206-475 Howe St. Vancouver BC., Canada V6C 2B3

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes  [   ]    No   ☒

 As of May 11, 2006, there were 19,905,000 shares of the registrant's common stock outstanding.

Yukon Resources Corp.

Part I.  Financial Information

Page

Item 1.

 Financial Statements and Notes to Financial Statements

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

Item 2.    Management's  Discussion  and  Analysis  of  Financial  Condition  and Results  of

              Operations

10

Item 3.    Controls and Procedures

17

Part II.  Other Information

Item 1.  Legal Proceedings

18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.  Defaults Upon Senior Securities

18

Item 4.  Submission of Matters to a Vote of Security Holders

18

Item 5.  Other Information

18

Item 6.  Exhibits

Signatures

18

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-KSB for the year ended June 30, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ended June 30, 2006.

Yukon Resources Corp.

(An Exploration Stage Company)

March 31, 2006

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

Yukon Resources Corp.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	March 31, 2006 $	June 30, 2005 $
	(unaudited)
ASSETS

Current Assets

Cash	465,980	31,199
Prepaid expenses	134	1,271

Total Current Assets	466,114	32,470

Property & Equipment (Note 3)	1,723	–

Total Assets	467,837	32,470

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	6,820	1,011
Accrued liabilities	1,000	4,500

Total Liabilities	7,820	5,511

Contingencies and Commitments (Notes 1 and 5)

Stockholders’ Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 19,905,000 and 17,085,000 shares issued and outstanding, respectively	19,905	17,085

Additional Paid in Capital	976,349	44,365

Donated Capital (Note 4)	20,750	14,000

Deficit Accumulated During the Exploration Stage	(556,987)	(48,491)

Total Stockholders’ Equity	460,017	26,959

Total Liabilities and Stockholders’ Equity	467,837	32,470

(The accompanying notes are an integral part of these financial statements.)

Yukon Resources Corp.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Accumulated from
	March 1, 2004	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to March 31,	March 31,	March 31,	March 31,	March 31,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Amortization	278	167	–	278	–
Donated rent (Note 4)	6,250	750	750	2,250	2,250
Donated services (Note 4)	12,500	1,500	1,500	4,500	4,500
Foreign currency transaction (gain) loss	(5,922)	493	62	(714)	(4,835)
General and administrative	388,139	369,576	3,077	379,852	5,945
Impairment loss on mineral properties	75,700	10,000	–	74,000	–
Mineral exploration	27,471	–	–	22,479	3,545
Professional fees	52,571	6,600	3,800	25,850	12,950

Total Expenses	556,987	389,086	9,189	508,496	24,355

Net Loss For the Period	(556,987)	(389,086)	(9,189)	(508,496)	(24,355)

Net Loss Per Share – Basic and Diluted	–	(0.02)	–	(0.03)	–

Weighted Average Shares Outstanding		19,673,000	5,695,000	19,097,000	5,695,000

`

(The accompanying notes are an integral part of these financial statements.)

Yukon Resources Corp.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Accumulated From
	March 1, 2004	For the Nine	For the Nine
	(Date of Inception)	Months Ended	Months Ended
	To March 31,	March 31,	March 31,
	2006	2006	2005
	$	$	$

Operating Activities

Net loss for the period	(556,987)	(508,496)	(24,355)

Adjustments to reconcile net loss to cash
Amortization	278	278	–
Donated services and expenses	20,750	6,750	6,750
Foreign currency translation gain	(5,407)	(430)	(4,835)
Impairment loss on mineral properties	75,700	74,000	–
Stock-based compensation	309,554	309,554	–

Change in operating assets and liabilities
Accounts payable and accrued liabilities	7,820	2,309	2,012
Prepaid expenses	(134)	1,137	–

Net Cash Flows Used In Operating Activities	(148,426)	(114,898)	(20,428)

Investing Activities

Mineral property acquisition costs	(14,000)	(14,000)	–
Purchase of property & equipment	(2,001)	(2,001)	–

Net Cash Flows Used In Investing Activities	(16,001)	(16,001)	–

Financing Activities

Proceeds from issuance of common stock, net	625,000	565,250	–

Net Cash Flows Provided By Financing Activities	625,000	565,250	–

Effect of Exchange Rate Changes on Cash	5,407	430	4,634

Increase (Decrease) in Cash	465,980	434,781	(15,794)

Cash - Beginning of Period	–	31,199	60,459

Cash - End of Period	465,980	465,980	44,665

Non-cash Investing and Financing Activities
Issuance of common stock for mineral property	61,700	60,000	–

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2006, the Company has never generated any revenue and has accumulated losses of $556,987 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to Financial Statements

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

g)

Mineral Property Costs

The Company has been in the exploration stage since its inception on March 1, 2004, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to Financial Statements

recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

l)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency

Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations

m)

Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company had not issued any stock options or share based payments prior to January 1, 2006. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

Effective March 8, 2006, the Company filed a Form S-8 Registration Statement in connection with its newly adopted 2006 Stock Option Plan (“the “2006 Plan”) allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares.  On January 1, 2006, the Company granted stock options to acquire 1,235,250 common shares at an exercise price of $0.45 per share exercisable to January 1, 2008.  The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the three month period ended March 31, 2006, was $0.25.  During the three month period ended March 31, 2006, the Company recorded stock-based compensation of $309,554 as general and administrative expense.

The following table summarizes the continuity of the Company’s stock options:

	Number of Shares	Weighted average exercise price $

Outstanding, June 30, 2005	–	–
Granted	1,235,250	0.45
Exercised	(255,000)	0.45
Expired	–	–

Outstanding, March 31, 2006	980,250	0.45

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to Financial Statements

Additional information regarding options outstanding as at March 31, 2006 is as follows:

	Outstanding			Exercisable
Exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price

$ 0.00 – $ 0.45	980,250	1.75	$ 0.45	980,250	$ 0.45

	980,250	1.75	$ 0.45	980,250	$ 0.45

The weighted average assumptions used are as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2006 $	March 31, 2005 $	March 31, 2006 $	March 31, 2005 $

Expected dividend yield	0%	–	0%	–
Risk-free interest rate	4.29%	–	4.29%	–
Expected volatility	123%	–	123%	–
Expected option life (in years)	1.0	–	1.0	–

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to Financial Statements

3.

Property and Equipment

	Cost $	Accumulated Amortization $	March 31, 2006 Net carrying value $	June 30, 2005 Net carrying value $

Computer hardware	2,001	278	1,723	–

4.

Related Party Balances/Transactions

a)

During the nine month period ended March 31, 2006, the Company recognized a total of $4,500 (March 31, 2005 – $4,500) for donated services at $500 per month and $2,250 for donated rent (March 31, 2005 – $2,250) at $250 per month provided by the President of the Company.

b)

The Company entered into a mineral property agreement and several trust agreements with the President of the Company.  Refer to Note 5(a).

5.

Mineral Properties

a)

The Company entered into an agreement dated May 14, 2004 with the President of the Company to acquire a 100% interest in seven mineral claims located in the Cariboo Mining Division, British Columbia, Canada, in consideration for the issuance of 7,500,000 shares of common stock.  The claims are registered in the name of the President, who has executed several trust agreements whereby the President agreed to hold the claims in trust on behalf of the Company. The cost of the mineral property was initially capitalized.  At June 30, 2004, the Company recognized an impairment loss of $1,700, as it has not yet been determined whether there are proven or probable reserves on the property.

b)

The Company entered into an agreement dated August 1, 2005 to acquire a 100% interest in two mineral claims located in the Cariboo Mining Division, British Columbia, Canada, in consideration for $4,000 (paid) and the issuance of 300,000 shares of common stock (issued) with a fair value of $60,000. The cost of the mineral property was initially capitalized.  At September 30, 2005, the Company recognized an impairment loss of $64,000, as it has not yet been determined whether there are proven or probable reserves on the property.

c)

The Company entered into a letter of intent dated February 10, 2006 for an option to acquire a 75% interest in four mineral properties located in Gila County, Arizona. The letter of intent is to be replaced by a formal joint venture agreement (the “JV Agreement”).  The Company also has a first right of refusal to acquire seven mineral claims contiguous to one of the properties. To exercise its option, the Company must:

(i)

Issue 1,000,000 shares of common stock prior to March 10, 2006;

(ii)

Issue 500,000 share purchase warrants prior to March 10, 2006, exercisable at 20% below the Company’s market share price on the date of issuance for a period of five years;

(iii)

Register the above common shares and share purchase warrants by filing a Form SB-2 Registration Statement with the Securities and Exchange Commission within 14 days of entering into the JV Agreement;

(iv)

Pay $50,000 by March 10, 2006;

(v)

Incur an aggregate of $500,000 in exploration expenditures on the properties on or before the first anniversary date of the JV Agreement; and

(vi)

Incur a minimum of $150,000 in exploration expenditures on each property on or before the second anniversary date of the JV Agreement.

During the period ended March 31, 2006, the Company did not make any of the above payments or issue any of the above equity securities under this agreement. Both parties have agreed to extend the terms of the option indefinitely.

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to Financial Statements

5.

Mineral Properties (continued)

d)

The Company entered into a letter of intent dated March 10, 2006, for an option to acquire a 100% interest in 20 mineral claims located in Finland. The letter of intent is to be replaced by a formal agreement. The vendor has filed claim reservation applications for certain areas, subject to approval by Finnish authorities. The Company will acquire the exclusive right to stake claims on the reserved areas by making the following payments: a non-refundable cash payment $10,000 on or before March 31, 2006 (paid); and a further cash payment of $40,000 upon the exercise the option. The option expires within 15 business days of notification of approval by the Finnish authorities of the claim reservation properties. Upon the exercise of the option, the Company agreed to issue 100,000 common shares plus an additional 2,000 common shares per kilometre of claim acquired, as a finders fee.  At March 31, 2006, the Company had not exercised the option. The cost of the mineral property was initially capitalized.  At March 31, 2006, the Company recognized an impairment loss of $10,000, as it has not yet been determined whether there are proven or probable reserves on the property

6.

Common Stock

a)

On March 23, 2006, the Company issued 255,000 shares upon the exercise of stock options for proceeds of $114,750.

b)

On September 26, 2005, the Company completed a forward stock split on the basis of three new shares of common stock in exchange for every one old shares of common stock outstanding. All per share amounts have been retroactively restated to reflect the forward stock split.

c)

On September 1, 2005, the Company completed a private placement offering consisting of 2,265,000 units of the Company at a purchase price of $0.20 per unit for proceeds of $450,500 after issue costs of $2,500. Each unit consisted of one common share of the Company and one share purchase warrant. Each warrant may be exercised on or before September 1, 2007 at a price of $0.27 per share.

d)

On August 5, 2005, the Company issued 300,000 of common stock with a fair value of $60,000 for the acquisition of mineral claims.  Refer to Note 5(b)

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

BACKGROUND

This discussion and analysis of financial position and results of operation is prepared as at March 31, 2006 and should be read in conjunction with the audited  financial statements for the year ended June 30, 2005. These financial statements have been prepared in accordance with United States generally accepted accounting principles.

Company’s Overview

We were incorporated in the State of Nevada on March 1, 2004 and established a fiscal year end of June 30. We are a start-up, exploration stage company engaged in the search for gold, uranium and other minerals. We have not had any bankruptcy, receivership or similar proceeding since incorporation. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

On April 26, 2006, Board of Directors of Yukon Resources Corp. (the “Company” ) appointed  J. A. Kirk McKinnon, Richard E. Schler, and Fredrick William Nielson as directors of the Company.In addition, the Board of Directors of the Company appointed  J. A. Kirk McKinnon as President and Chief Executive Officer and Richard E. Schler as Vice President and Chief Financial Officer.  Thornton J. Donaldson resigned as President and Principal Accounting Officer. Jeff Murdock resigned as Secretary and Director.

Property Summary

Peter's Creek

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

Gila County, Arizona

The Company entered into a letter of intent dated February 10, 2006 for an option to acquire a 75% interest in four mineral properties located in Gila County, Arizona. The letter of intent is to be replaced by a formal joint venture agreement (the “JV Agreement”).  The Company also has a first right of refusal to acquire seven mineral claims contiguous to one of the properties. To exercise its option, the Company must:

•

Issue 1,000,000 shares of common stock prior to March 10, 2006;

•

Issue 500,000 share purchase warrants prior to March 10, 2006, exercisable at 20% below the Company’s market share price on the date of issuance for a period of five years;

•

Register the above common shares and share purchase warrants by filing a Form SB-2 Registration Statement with the Securities and Exchange Commission within 14 days of entering into the JV Agreement;

•

Pay $50,000 by March 10, 2006;

•

Incur an aggregate of $500,000 in exploration expenditures on the properties on or before the first anniversary date of the JV Agreement; and

•

Incur a minimum of $150,000 in exploration expenditures on each property on or before the second anniversary date of the JV Agreement.

During the period ended March 31, 2006, the Company did not make any of the above payments or issue any of the above equity securities under this agreement. Both parties have agreed to extend the terms of the option indefinitely.

Finland

The Company entered into a letter of intent dated March 10, 2006, for an option to acquire a 100% interest in 20 mineral claims located in Finland. The letter of intent is to be replaced by a formal agreement. The vendor has filed claim reservation applications for certain areas, subject to approval by Finnish authorities. The Company will acquire the exclusive right to stake claims on the reserved areas by making the following payments: a non-refundable cash payment $10,000 on or before March 31, 2006 (paid); and a further cash payment of $40,000 upon the exercise the option. The option expires within 15 business days of notification of approval by the Finnish authorities of the claim reservation properties. Upon the exercise of the option, the Company agreed to issue 100,000 common shares plus an additional 2,000 common shares per kilometre of claim acquired, as a finders fee.  At March 31, 2006, the Company had not exercised the option. The cost of the mineral property was initially capitalized.  At March 31, 2006, the Company recognized an impairment loss of $10,000, as it has not yet been determined whether there are proven or probable reserves on the property During the period ended March 31, 2006, the Company did not make the additional $40,000 payment or issue any of the above equity securities under this agreement. Both parties have agreed to extend the terms of the option indefinitely.

Sagar Property

Effective May 4 2006, Yukon Resources, Inc (the “Company”) entered into a binding letter of intent with Virginia Mines Inc., a Québec, Canada Corporation (“Virginia”) (the Agreement”). Virginia trades on the Toronto Stock Exchange under the symbol VGQ.

Pursuant to the terms and conditions of the Agreement, the Company has the option to acquire, in joint venture, an undivided 75% participating interest in 200 claims constituting the Sagar property (the “Sagar Property”), located in the Labrador Trough in Northern Quebec and Virginia has the right and option, but not the obligation, to sell an additional 25% undivided interest in the Sagar Property. This Agreement is subject to a royalty agreement dated May 27, 1992, signed between Virginia Gold Mines Inc. (predecessor to Virginia Mines Inc.) and Pierre Poisson and Joanne Jones and its amendments of May 10, 1993, and November 3, 1993 (the “Underlying Agreement”).  Virginia has acquired a 100% interest into the Sagar Property, subject to a 1% NSR on certain claims and a 0.5% NSR on other claims owned by Jones & Poisson.  Virginia has the right to buy back half of the 1% NSR (0.5%) for $200,000 and half of the 0.5% NSR (0.25%) for $100,000.

The consideration to be paid by the Company includes:

1.

upon Yukon receiving the final written approval of the regulatory authorities  under which Yukon is subject, as the case may be, to the acquisition of an undivided 75% joint venture interest in the Sagar property, issue two million (2,000,000) common shares of Yukon on or before May 15, 2006;

2.

issue two million (2,000,000) warrants of purchase common stock of  Yukon on or before May 15, 2006, exercisable at $1.00 per share for a 3-year period from the date of issuance; and

3.

incur aggregate exploration expenditures in the amount of two million dollars ($2,000,000) on the Sagar Property on or before August 31, 2008 (the “Earn-In Period”).

During the Earn-In Period and thereafter, as long as Virginia still owns a 25% Participating Interest in the Property, Virginia shall have the additional option at its sole discretion, to sell its remaining 25% joint venture interest in the Sagar Property to Yukon, subject to a royalty (as defined in the Agreement)  and Yukon shall issue one million (1,000,000) common shares and one million (1,000,000) warrants to purchase shares of Yukon  to Virginia within 10 days of notice.  The common share purchase warrants shall be exercisable at a price equal to the 20-trading-day weighted average closing price preceding the selling date and shall be valid for a 2-year period from the date of issuance.In such case, upon completion of the share and warrant issuances, Yukon shall have earned a 100% interest in the Sagar Property, subject to the Underlying Agreement and to a 1.5% royalty to Virginia.

Should Yukon or the joint venture entity with Virginia discover a potentially exploitable gold deposit with an indicated resource outlined (defined according to NI43-101 Guidelines) of no less than 500,000 ounces of contained gold equivalent (for all precious metals), Virginia shall have, within 90 days of notice from Yukon of the discovery of a gold deposit Gold Deposit of no less than 500,000 ounces, a one-time right to back-in to re-acquire a 51% interest in the discovery by issuing a cash payment or Virginia common shares equivalent to that amount equal to two and a half times the current expenditures (as defined in the Agreement) incurred by Yukon on the discovery prior to Virginia’s election.  Upon receipt of the cash payment or its equivalent value in Virginia’s shares as defined above, a joint venture entity will immediately be formed between the parties with Virginia having a joint venture interest equal to 51% and Yukon having a joint venture interest equal to 49%.  Upon exercising its back-in right, Virginia would then become the operator of the gold property.

SAGAR Property Highlights

•

The significant mineral potential for uranium-gold and copper mineralization is well demonstrated by the abundance and diversity of uranium-gold and copper showings found to date on the property.

•

The most spectacular mineralization is from the Mistamisk boulder field which contains 150 boulders that range up to 474g/t Au and 0.36% U.

•

Several other uranium-gold showings have been defined on the property, the most significant being the Viking (grab samples assaying as high as 223 g/t Au and 0.1% U), the Eagle (grab samples assaying as high as 5.4 g/t Au and 1% U), and the Kish (grab samples assaying as high as 1 g/t Au and 1% U) showings.

•

Significant sedimentary hosted copper mineralization has also been defined, the most significant being the Dehli-Pacific (4.2% Cu over 7.6 meters in a drill hole) and a pre 43-101 mineral resource of 18Mt @ 0.5% copper hosted by the 1.5 kilometre long Bacon-Ronsin Horizon.

•

The geological setting of the property is the northwest trending Romanet Horst within the Labrador Trough.  The significant mineral potential of this geological setting is well demonstrated by the abundance and diversity of uranium-gold showings, which range from veins to breccia’s to shear zones. There is locally significant sedimentary-hosted copper mineralization.  The most spectacular mineralization found to date is the 500 x 200 meter Mistamisk boulder field which contains 150 boulders that range up to 474g/t Au and 0.36% U, with an average for individual boulder’s of 50 g/t Au and 0.3% U.  The boulders discovered within the Mistamisk boulder field range in length from 0.30 to 2.0 metres.  Previous work has not determined the bedrock source of this boulder field.

•

Copper mineralization has been defined in a number of locations, the most significant being:The Dehli-Pacific showing which has reported 4.2% Cu over 7.6 meters within a drill hole that intersected a shear zone along a sediment-gabbro contact.

•

Stratabound copper mineralization occurs over 1.5 kilometres of strike length in a host referred to as the Bacon-Ronsin Horizon.  A pre 43-101 mineral resource of 18Mt @ 0.5% copper was outlined by the Hollinger North Shore and Exploration Co. in the early 1960’s.

•

The Company is currently up to date with all obligations required to maintain our property holdings in good standing.

Plan of Operation

Our plan of operations for the remainder of this fiscal year is to complete the following objectives within the time periods specified, subject to our obtaining the permits necessary for the continued exploration of the mineral properties;

•

We have completed our Phase 1 exploration program on the Peter’s Creek property consisting of a bulk testing program in the vicinity of newly optioned ground to confirm earlier results and have the Progress Report from William Timmins our Consulting Geologist. The Phase 1 exploration costs were approximately 10% under our proposed budget.

•

Warranted by the results of Phase 1, we intend to commence the permitting process  necessary for the Phase 2 Exploration Program

•

We have agreed with Apofas Ltd. to extend the deadline regarding the properties in Finland. This will allow us more time to complete our research on the properties Apofas Ltd. has under reservation.

•

We expect to initiate an exploration program on the Sagar Property in Quebec between June and October of 2006.

•

The final details of the Arizona property agreements are being finalized, Yukon made no payments or issued any  equity during the period ended  March 31, 2006

We anticipate spending approximately $60,000 in ongoing general and administrative expenses per quarter for the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the accounting, audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses. The overall general and administration expenses will however, vary in direct proportion with the level of activity relating to future acquisitions and exploration programs.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

•

our ability to raise additional funding;

•

the market price for gold;

•

the market price for uranium

•

the results of our proposed exploration programs on our mineral properties; and

•

our ability to find joint venture partners for the development of our property interests

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

On March 23, 2006, the Company issued 255,000 shares upon the exercise of stock options for proceeds of $114,750.

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

Results of Operations

We have had no operating revenues since our inception on March 1, 2004 through to the quarter ended March 31, 2006. Our activities have been financed from the proceeds of share subscriptions.

For the period from inception, March 1, 2004, to March 31, 2006, we incurred total expenses of $556,987. These expenses included $75,700 in impairment losses on mineral properties, $52,571 in professional fees , a foreign exchange translation gain of $5,922 and general and administrative expenses of $388,139. We also expensed a total of $12,500 for donated services and $6,250 for donated rent both provided by our President.

Liquidity and Capital Resources

As at March 31, 2006, the Company has working capital of $458,294  and accumulated losses of $556,987 since inception.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

       As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2006.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities

On March 23, 2006, the Company issued 255,000 shares of common stock upon the exercise of stock options.

Otherwise, there were no changes in securities or purchase or sales of securities during the period ended March 31, 2006.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended March 31, 2006.

Item 5.  Other Information

There is no information with respect to which information is not otherwise called for by this form.

Item 6.  Exhibits

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

YUKON RESOURCES CORP.

Date: May 11, 2006

By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon
Chief Executive Officer

/s/ Richard E. Schler

Richard E. Schler

Chief Financial and Accounting Officer

Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

--------------------------------------------------------------------

In  connection  with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange  Act of 1934 on Form 10-QSB of Yukon Resources Corp.(the "Company")  for the period ended March 31, 2006, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, CEO of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

1.

I , J. A. Kirk McKinnon, have reviewed the Report being filed;

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

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated:  May 11, 2006

      By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon
          Chief Executive Officer

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14b) and Rule 15d-14(b)(17 CFR  240.15d-14(b))  under the Securities Exchange Act of 1934 and Section  1350 of Chapter 63 of Title 18 of the United States Code

--------------------------------------------------------------------

In  connection  with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of Yukon Resources Corp.(the "Company") for the period ended March 31, 2006, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I,    Richard E. Schler, the Company’s Chief Financial and Accounting Officer, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

1.

I , Richard E. Schler, have reviewed the Report being filed;

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

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated:  May 11, 2006

 /s/ Richard E. Schler

Richard E. Schler

Chief Financial and Accounting Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Yukon Resources Corp. (the "Company") on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By   /s/ J. A. Kirk McKinnon

       J. A. Kirk McKinnon

    Chief Executive Officer

Date:  May 11, 2006

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Yukon Resources Corp. (the "Company") on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,  Richard E. Schler, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

        By  /s/ Richard E. Schler

              Richard E. Schler

Chief Accounting Officer

Date:  May 11, 2006