Form 10KSB
period 2006-06-30
Yukon Resources Corp.
filed 2006-10-12
CIK 1302084

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2006

Commission File Number:  333-118980

YUKON RESOURCES CORP.

(name of small business issuer as specified in its charter)

Nevada	20-0803515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1224 Washington Avenue, Miami Beach, FL 33139 USA

and

901 – 141 Adelaide Street West, Toronto, Ontario, Canada M5H 3L5
(Address of principal executive offices)

(416) 364-4986
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of September 29, 2006 was approximately $12,510,000.  Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the "Common Stock"), as of September 23 2006, was 27,955,000

Transitional Small Business Disclosure Format:

Yes [  ]     No [X]

YUKON RESOURCES CORP.

Report on Form 10-KSB

For the Fiscal Year Ended June 30, 2006

2

FORWARD-LOOKING STATEMENTS

This Report contains, in addition to historical information, forward-looking statements regarding Yukon Resources Corp. (the "Company"), which represent the Company’s expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties.  The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially.  For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  Factors that could cause or contribute to such difference include, but are not limited to, limited operating history; speculative nature of mineral property exploration; need for additional financing; competition; dependence on management; and other factors discussed herein and in the Company’s other filings with the Securities and Exchange Commission.

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

Business Development

UNTIL WE CAN VALIDATE OTHERWISE, THE PROPERTIES OUTLINED BELOW HAVE NO KNOWN MINERAL RESERVES OF ANY KIND AND WE ARE PLANNING PROGRAMS THAT ARE EXPLORATORY IN NATURE.  Further details regarding the Corporation’s properties including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on the Company’s Sagar property in Northern Quebec can be found on the Company’s website:  www.yukr.com

Sagar Property:  Romanet Horst, Labrador Trough, Québec, Canada

Effective May 4, 2006, we entered into a binding letter of intent with Virginia Mines Inc., a Quebec, Canada Corporation.  Virginia’s shares are listed on the Toronto Stock Exchange under the symbol VGQ.  A formal letter agreement was executed as of May 12, 2006 regarding the terms upon which we have an option over certain claims held by Virginia.

Pursuant to our letter agreement with Virginia, we have the option to acquire, in joint venture, an undivided 75% participating interest in 200 claims located in the Labrador Trough in Northern Quebec.  We refer to these claims as the Sagar property.  Virginia has the right and option, but not the obligation, to sell us an additional 25% undivided interest in the Sagar property.  Our letter agreement with Virginia is subject to a royalty agreement dated May 27, 1992 between Virginia Gold Mines Inc.  (predecessor to Virginia Mines Inc.) and Pierre Poisson and Joanne Jones, and its amendments of May 10, 1993 and November 3, 1993.  Pursuant to the royalty agreement and amendments with Ms. Jones and Mr. Poisson, Virginia has acquired a 100% interest in the Sagar property, subject to a 1% net smelter return royalty on certain claims, and a 0.5% net smelter return royalty on other claims, owned by Ms. Jones and Mr. Poisson.  Virginia has the right to buy back half of the 1% net smelter return royalty (0.5%) for $200,000 and half of the 0.5% net smelter return royalty (0.25%) for $100,000.

The letter agreement for the Sagar property required the following consideration to be paid by us:

1.

upon Yukon receiving the final written approval of applicable regulatory authorities to the acquisition of an undivided 75% joint venture interest in the Sagar property, the issuance of 2,000,000 common shares of Yukon on or before May 15, 2006;

2.

the issuance on or before May 15, 2006 of warrants to purchase an aggregate of 2,000,000 shares of our common stock, exercisable at $1.00 per share for a 3-year period from the date of issuance; and

3.

the incurrence of aggregate exploration expenditures in the amount of $2,000,000 on the Sagar property on or before August 31, 2008.

We issued the above shares and warrants to Virginia on June 2, 2006

As long as Virginia still owns a 25% participating interest in the property, Virginia will have the additional option, at its sole discretion, to sell its remaining 25% joint venture interest in the Sagar property to Yukon, subject to a royalty (as defined in the letter agreement with Virginia).  The payment required from Yukon for this option is the issuance of 1,000,000 common shares and 1,000,000 warrants to purchase shares of Yukon within 10 days of an exercise notice from Virginia.  The common share purchase warrants will be exercisable at a price equal to the weighted average closing price for Yukon's common shares for the 20 trading days preceding the date of grant.  They will be valid for a 2-year period from the date of issuance.  Upon the exercise in full of the warrants, Yukon will hold a 100% interest in the Sagar property, subject to the net smelter royal return previously discussed and a 1.5% royalty to Virginia.

Should Yukon or the joint venture entity with Virginia discover a potentially exploitable gold deposit with an indicated resource outlined of at least 500,000 ounces of contained gold equivalent (for all precious metals), Virginia shall have, within 90 days of notice from Yukon of the discovery, a one-time right to re-acquire a 51% interest in the discovery by issuing a cash payment, or Virginia common shares equivalent to that amount, equal to two and a half times the current expenditures (as defined in our letter agreement with Virginia) incurred by Yukon on the discovery prior to Virginia’s election.  Upon receipt of the cash payment or its equivalent value in Virginia’s shares, a joint venture entity will immediately be formed between the parties with Virginia having a joint venture interest equal to 51% and Yukon having a joint venture interest equal to 49%.  Upon exercising its back-in right, Virginia would then become the operator of this property.

Sagar Property Highlights

The following are key features of the Sagar property:

•

The geological setting of the property is the northwest trending Romanet Horst within the Labrador Trough.  The significant mineral potential of this geological setting is well demonstrated by the abundance and diversity of uranium-gold showings, which range from veins to breccia’s to shear zones.  There is locally significant sedimentary-hosted copper mineralization.  The most spectacular mineralization found to date is the 500 x 200 meter Mistamisk boulder field which contains 150 boulders that range up to 640 g/t Au and 4.11% U, with 70 tested boulders averaging  64.9g/t Au and 1.3% U.  The boulders discovered within the Mistamisk boulder field range in length from 0.30 to 2.0 metres.  Previous work has not determined the bedrock source of this boulder field.

•

Several other uranium-gold showings have been defined on the Sagar property, the most significant being the Viking (grab samples assaying as high as 223 g/t Au and 0.1% U), the Eagle (grab samples assaying as high as 5.4 g/t Au and 1% U) and the Kish (grab samples assaying as high as 1 g/t Au and 1% U) showings.

•

Copper mineralization has been defined in a number of locations, the most significant being the Dehli-Pacific showing, which has reported 4.2% Cu over 7.6 meters within a drill hole that intersected a shear zone along a sediment-gabbro contact.

•

Stratabound copper mineralization occurs over 1.5 kilometres of strike length in a host referred to as the Bacon-Ronsin Horizon.  In the early 1960s (and prior to the implementation in Canada of National Instrument 43-101 – Standards of Disclosure for Mineral Projects), mineral resource of 18Mt @ 0.5% copper was outlined in a report by the Hollinger North Shore and Exploration Co. This mineralization is on strike from the Sagar property.

•

We are currently up to date with all obligations required to maintain our option in good standing.

On June 2, 2006, we announced that we have retained Hadyn Butler, P.Geo. and Craig Scherba, P.Geo as independent qualified persons to author a report with respect to the Sagar property in compliance with Canada's National Instrument 43-101.

Ferderber Claims

Yukon has been granted the right to acquire a 100% undivided right, title and interest in and to 19 mining claims (0036315, 0036316, 0036317, 0036318, 0036319, 0036320, 0036321, 0036322, 0036323, 0036324, 0036325, 0036326, 0036327, 0030649, 0030650, 0030640, 0030638, 0030612, 0030613) held by Mr. Peter Ferderber, covering an area of approximately 64 hectares located in the Central Labrador Trough Region of Quebec, 13 of which are contiguous to Yukon’s Sagar property.  Yukon may acquire Mr. Ferderber's claims free and clear of all encumbrances, subject to any net smelter return royalties, by delivering the following by the dates indicated, subject to obtaining regulatory and board approvals:

1.

Issue a cash payment of $6,000 upon the signing of the agreement with Mr. Ferderber.

2.

Issue 150,000 Yukon’s common shares on or before September 30, 2006.

3.

Issue warrants exercisable for 75,000 of Yukon’s common shares on or before September 30, 2006, exercisable at $1.00 for a 3 year period from date of issuance.

We have made the required cash payment to Mr. Ferderber, and have also issued the common shares and warrants described above.  Therefore, we are currently up to date with all obligations required to maintain these property holdings in good standing.

Underlying Royalty (NSR)

Mr. Ferderber retains a 1% net smelter return royalty on this property and agreed that Yukon shall have a first right of refusal to purchase the 1% net smelter return royalty should Mr. Ferderber, at his sole discretion, elect to sell the royalty.

Ownership

Upon Yukon satisfying the Option agreement requirements (Items 1, 2 and 3 above) Yukon shall have a 100% undivided right, title and interest in and to the Property.

General

Mr. Ferderber has represented to us that the claims are all in good standing and will allow Yukon the necessary time to evaluate the property to determine the required exploration activity and subsequent expenditures, if any.  Yukon shall incur sufficient exploration expenditures to ensure that the necessary assessment requirements are satisfied such that the property is kept in good standing.  If Yukon elects not to maintain any claims or claim in good standing then it must provide Mr. Ferderber with sufficient notice to allow the claim or claims to be put in good standing at Mr. Ferderber’s sole discretion.

Both Parties agree that this agreement will form the basis for drafting a formal purchase and sale agreement between the parties in conjunction with legal counsel.  Yukon intends to issue all required cash payments and securities in order to exercise its option under this agreement.

Gila County, Arizona

Yukon previously entered into a letter of intent dated February 10, 2006 with Rodinia Minerals Inc. and its wholly owned subsidiary, Donnybrook Platinum Resources Inc., whereby it obtained an option to acquire a 75% interest in four mineral properties located in Gila County, Arizona.  Yukon and Rodinia Minerals subsequently agreed on May 29, 2006 to terminate the letter of intent, such that Yukon no longer has an option with respect to these mineral properties.

Workman Creek Claims

On August 9, 2006, Yukon acquired 69 mineral claims within the Workman Creek Uranium District of Central Arizona.  These claims are contiguous to the north and northwest of claims held by Rodina Minerals Inc.  They cover the strike extension of the northerly trending, uranium mineralized structures that crosscut the Dripping Spring Quartzite Formation.  (Rodinia’s shares are listed on the Toronto Stock Exchange under the symbol RM.)

The significant potential for uranium mineralization within this area is well demonstrated, as evidenced by a resource estimate completed by Rodinia that is compliant with Canada's National Instrument 43-101 wherein it was estimated that Rodinia's properties at Workman Creek contain an inferred resource of 3.22 million tons of Uranium at an average grade of 0.086% U3O8, or 5.54 million pounds of U3O8.

We are currently up to date with all obligations required to maintain our property holdings in good standing.

Finland

We entered into a letter of intent dated March 10, 2006 with Apofas Ltd., for an option to acquire a 100% interest in 20 mineral claims located in Finland covering an area of about 150 square kilometers.  Seventeen of these claim reservations occur within the Paleo-Proterozoic Kusamo Schist Belt of northeastern Finland.  Recent drillings in this area by Agricola Resources has intersected 0.33% U3O8 over 0.90 metres.  The remaining reservations occur within the Koli geographic province of eastern Finland, which contains the past producing Paukkajanvaara unconformity style uranium deposit.

In the normal course, this letter of intent will be replaced by a formal agreement.  The vendor has filed claim reservation applications for certain areas, subject to the approval of necessary Finnish authorities.  Pursuant to the letter of intent, we will acquire the exclusive right to stake claims on the reserved areas by making the following payments:

•

a non-refundable cash payment of $10,000 on or before March 31, 2006; and

•

a further cash payment of $40,000 upon the exercise of the option.

The option expires within 15 business days of notification of approval by Finnish authorities of the claim reservation properties.  Upon the exercise of the option, we agreed to issue 100,000 common shares to Apofas, plus an additional 2,000 common shares per kilometre of claim acquired.  These share issuances constitute a finder’s fee.  We also have the option of issuing Apofas an additional 100,000 shares, which gives us exclusivity on any Uranium claim reservations for a further one year period.  Apofas will file these claim reservations with the Finnish Government on our behalf.

Of the 20 claim reservations identified in our letter of intent with Apofas, we were granted 19.5 by the Finnish government on April 19, 2006 totaling an area of approximately 150 square kilometers.  After the claim reservations have been granted by the Government, we than have a one year period from that date to evaluate the properties covered under the claim reservations prior to having to formally stake the claim reservation areas we intend to keep.

Having exercised the option, we have issued the cash payments totaling $50,000 and 500,000 shares to Apofas Ltd and now have one year to evaluate.

The cost of the mineral property was initially capitalized.

As of the date of this prospectus, we recognized an impairment loss of $50,000, as it has not yet been determined whether there are proven or probable reserves on the property.

We are currently up to date with all obligations required to maintain our property holdings in good standing.

Peter’s Creek

We entered into an agreement dated May 14, 2004 with Thornton Donaldson to acquire a 100% interest in seven placer claims for the issuance of 2,500,000 shares of our common stock to him.  The placer claims are located in the Cariboo Mining Division in east central British Columbia, Canada.  The claims are registered in the name of Thornton Donaldson, who has executed several trust agreements with us, whereby he has agreed to hold the claims in trust on our behalf.  The total cost of the placer claims charged to operations by us on our financial statements is $1,700 and this figure represents the original cost incurred by Thornton Donaldson.

On August 1, 2005, the Company entered into an agreement with Michael McCullagh to option two claims, tenure numbers 403736 and 403737 for a cash payment of $4,000 and issuance of 100,000 common shares.  This agreement has a term of two years maturing August 1, 2007.  For administrative purposes, the above nine claims have been converted to three placer claims, one placer lease and one placer cell.

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

Between August 22, 2006 and September 1, 2005, a preliminary bulk testing program was carried out on the property, at a cost of approximately $23,000 with the results documented in the Progress Report by W.G. Timmins dated November 28, 2005.

We are currently up to date with all obligations required to maintain our property holdings in good standing.

ITEM 2.

DESCRIPTION OF PROPERTY

Our executive offices are currently located at 206-475 Howe Street, Vancouver, British Columbia Canada, V3C 2B3 and at 901–141 Adelaide Street West, Toronto, Ontario M5H 3L5.

Sagar Property

200 claims located in the Romanet Horst of Labrador in Northern Quebec, Canada as described in the Section "Description of Business"

Ferderber

19 claims located in the Romanest Horst of Labrador in Northern Quebec, Canada, 13 of which are contiguous to the Sagar property as described in the Section "Description of Business"

Workman Creek

69 claims located in the Gila County District of Arizona, USA as described in the Section "Description of Business"

Finland

19.5 claim reservations totaling about 150 square kilometers located in the Eastern and Northeastern Regions of Finland as described in the Section "Description of Business"

Peter’s Creek

Three Placer claims, one Placer lease and one Placer cell located in the Cariboo Mining Division, British Columbia, Canada as described in the section "Description of Business".

ITEM 3.

LEGAL PROCEEDINGS

There are no material legal proceedings that are currently pending or, to the Company’s knowledge, contemplated against the Company to which it is a party.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 2006.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The table below sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board.  The Company’s common stock began trading on NASD’s OTC Bulletin Board, under the symbol YKNR, on May 9, 2005.  The Company’s common stock is also listed on the Frankfurt Stock Exchange.  The closing prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low

June 30, 2005	$0.433	$0.433
September 30, 2005	$0.45	$0.25
December 31, 2005	$0.60	$0.41
March 30, 2006	$1.05	$0.43
June 30, 2006	$1.75	$0.91

At September 29, 2006, the Company's Common Stock was quoted on the OTC Bulletin Board at a closing price of $0.75 per share.

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Since our inception, we have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future. At June 30, 2006, we had approximately 52 shareholders of record based on information provided by our transfer agent, Empire Stock Transfer Inc.

Recent Issuances of Unregistered Securities

During March, 2004, the Company issued 2,500,000 shares of common stock at a price of $0.01 per share for cash proceeds of $25,000.  Each offer or sale to the investors was made in an offshore transaction in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933, as amended.

On May 14, 2004, the Company issued 2,500,000 shares of common stock for the acquisition of mineral claims from a related party recorded at the transferor’s cost of $1,700 in total.

During May, 2004, the Company issued 225,000 shares of common stock at a price of $0.05 per share for cash proceeds of $11,250.  Each offer or sale to the investors was made in an offshore transaction in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933, as amended.

During June, 2004, the Company issued 470,000 shares of common stock at a price of $0.05 per share for cash proceeds of $23,500.  Each offer or sale to the investors was made in an offshore transaction in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933, as amended.  On August 5, 2005, the Company issued 300,000 shares of common stock with a fair value of $30,300 for the acquisition of mineral claims.

On September 1, 2005, the Company completed a private placement offering consisting of 2,265,000 units of the Company at a purchase price of $0.20 per unit for proceeds of $450,500 after issue costs of $2,500.  Each unit consisted of one common share of the Company and one share purchase warrant.  Each warrant may be exercised on or before September 1, 2007 at a price of $0.27 per share.

On September 26, 2005, the Company completed a forward stock split on the basis of three new shares of common stock in exchange for every one old share of common stock outstanding.  All per share amounts have been retroactively restated to reflect the forward stock split.

On March 23, 2006, the Company issued 255,000 shares upon the exercise of stock options at $0.45 per share for cash proceeds of $114,750.

On April 26, 2006, the Company issued 5,550,000 shares of common stock to directors, officers and consultants at a fair value of $3,330,000.  The shares were valued at an estimated fair market value of $0.60 per share after applying a 50% discount to the quoted market price due to the long-term restrictive nature of the shares issued.  Related parties to the Company received 3,750,000 shares.  The directors, officers and consultants also received 3,650,000 warrants, exercisable at $1.00 per share on or before April 26, 2009.  These warrants have been recorded at a value of $1,919,072 and classified as general and administrative expense on the statement of operations.  Related parties to the Company received 1,500,000 of these warrants. The Company entered into a price protection option agreement with the directors, officers and consultants to grant them the right to exercise the following option at any time up to April 25, 2007. Pursuant to the price protection agreement, if at any time between the issue date and the April 25, 2007, the 20 day average closing share price was 25% less than the issue price ($1.20), then the directors, officers and consultants would be granted additional securities. The amount of additional shares and warrants to be issued would be calculated by multiplying the original shares and warrants issued by the percentage difference between the issue price ($1.20) and the option price. The exercise price of the warrants would be at the previous day closing share price on the date the option is exercised. On September 27, 2006, the Company terminated this price protection option agreement.

Between May 17 and June 2, 2006, the Company entered into various share subscription agreements for 255,000 units at a price of $1.00 per unit for proceeds of $255,000.  Each unit consists of one share of common stock and one share purchase warrant.  Each warrant will be exercisable at a price of $1.25 per share for a period of 2 years from the date of issuance.  At June 30, 2006, these shares and warrants were not yet issued.

On June 2, 2006, pursuant to the Company's letter agreement with Virginia Mines Inc. with respect to the Sagar property, the Company issued 2,000,000 shares and 2,000,000 warrants to Virginia.The shares were valued at an estimated fair market value of $0.85 per share after applying a 50% discount to the quoted market price due to the long-term restrictive nature of the shares issued.  The warrants are exercisable at $1.00 per share on or before June 1, 2009 and have been recorded at a fair value, using the Black-Scholes option pricing model, of $1,925,117 and initially classified as mineral property acquisition costs.  At June 30, 2006, the Company recognized an impairment loss of $3,625,117.

On July 30, 2006, the Company granted options to purchase up to 755,000 of the Company's common shares to certain of the Company's officers and consultants.  These options are exercisable at a price of $0.80 per share and expire on July 31, 2011.

On August 15, 2006, the Company issued 150,000 shares of its common stock and warrants exercisable for 75,000 shares of its common stock in connection with its acquisition of mining claims from Mr. Ferderber.

On August 21, 2006, the Company cancelled 25,000 shares of its common stock and refunded $25,000 to an investor who had been issued shares pursuant to the private placement that was completed on May 25, 2006.

On August 25, 2006, the Company issued 500,000 shares of its common stock in satisfaction of its obligations under its letter of intent with Apofas Ltd.

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

Plan of Operation

Our plan of operations for the eighteen months following the date of this prospectus is to complete the following objectives within the time periods specified, subject to our obtaining the necessary funding and/or permits for continued exploration of the mineral properties.

The following table summarizes the anticipated exploration expenditures on our current properties over the next twelve to eighteen months.

ESTIMATED EXPLORATION BUDGET
US $ 4 Million	2006	2007	Totals
Sagar Project (includes Ferderber Claims)	800,000	1,700,000	2,500,000
Arizona	300,000	700,000	1,000,000
Finland	300,000	800,000	1,100,000
Totals	1,400,000	3,200,000	4,600,000

Sagar Property

The Sagar property is the Company’s primary exploration target as it shows signs of possessing spectacular grades for both gold and Uranium.  Identifying the source of these minerals could provide the Company with a very significant asset.

Given the encouraging results of the first phase of exploration, Yukon has commenced the following geophysical program.  The exploration programs is being designed and implemented by GeoVector Management Inc. (GeoVector), of Ottawa, Ontario.

EXPLORATION PROGRAM SUMMARY

1.

OBJECTIVES

Eight target areas were identified for further investigation during the summer exploration program.  The main objectives were to "complete the process of project familiarization, to obtain a property-wide layer of chemical information, and to evaluate and prioritize the existing targets, in order to intelligently recommend further work (geophysics/drilling)".  The fieldwork consisted of a water survey (to delineate concealed U-Au-Cu targets), quaternary investigations, and prospecting/reconnaissance geology.  In conjunction with this, a significant amount of time was spent updating the GIS database.  The Sagar camp was refurbished and improved to provide a fully functional base camp, which can accommodate up to 16 field personnel.  The cost of the Summer (July/August 2006) exploration program is in the order of $600,000.

2.

GEOCHEMICAL SAMPLING

Yukon’s geochemical consultant who was on site from July 25 to August 9.  He conducted a comprehensive water-sampling program during which a total of 599 samples were collected from narrow streams and small ponds and these have been sent to Activation Laboratories for analysis.

3.

QUATERNARY INVESTIGATIONS

Yukon’s quaternary specialist was on site from July 25 to August 11, during which time he undertook a general overview of the quaternary geology of the horst and environs, including obtaining 136 measurements of ice flow direction.  Particular attention was paid to the Mistamisk boulder field, where he carefully examined the various boulders, and collected eight site till samples as well as nine regional till samples.  These samples have been sent to Overburden Drilling Management in Ottawa for processing (gold grain count, assessment of the heavy metal concentrate, etc.), and the fine fraction has been sent to Activation Laboratories for analysis.

4.

GEOLOGY AND PROSPECTING

Reconnaissance geology and prospecting was conducted over the nine identified targets.  This work enabled GeoVector to become familiar with the geology and mineral showings of the northwestern Romanet Horst, which resulted in the discovery of several new showings and aided in the ongoing development of geological ideas and exploration strategy for the Sagar project.

Approximately 140 rock samples were collected during prospecting and geological reconnaissance.  Samples were collected from both previously known and from newly discovered mineralized showings and boulders.  These samples have similarly been sent to Activation Laboratories, and are being analyzed for a package of over 48 elements, including Au, Cu, Ag and U.

5.

PRIORITY TARGETS

Based on the summer work program a number of the initial targets were prioritized and these are summarized below.

A.

Royal Montreal Target

This target encompasses the Mistamisk boulder field, consisting of in the order of 150 boulders with an average grade of 50 g/t Au and 0.3% U (see press release of July 13, 2006).  A Yukon assay of a sample from a newly discovered boulder assayed 43.4 g/t Au and 1.45% U, confirming the high tenor previously reported from the boulder field.  Investigations into the quaternary geology in and adjacent to the boulder field suggest that the boulders were transported a relatively short distance (less than 5 km) in a north to north-northeast direction.  Gold was panned from the till underlying the boulder field, implying that the mineralized boulders are an integral part of the till, which in turn suggests that the source of the boulders could be determined by persistent examination of the till in three dimensions by utilizing overburden drilling.

B.

Capilano Target

A second priority target is an interpreted northwest-trending structure parallel to the margins of the Romanet Horst, located in the north-central part of the horst and controlling at least two Au-U showings-Eagle and Kish.  One possibility is that the mineralization seen on surface represents leakage from an underlying, larger deposit, likely associated with the Archean unconformity at the base of the horst.  Deep drilling would be necessary to test this theory.

C.

Crowbush Target

A major east-northeast trending geophysical discontinuity transects the Romanet Horst in the southern part of the Yukon claims.  This structure has not received much previous exploration attention.  New uranium occurrences were discovered along the structure, and new Cu occurrences were found close to two previously known small copper showings, one in the western part of the structure and one in the eastern part.  Assays of three Yukon grab samples from the eastern part (Paintbrush showing area) produced results ranging from 0.98 to 5.53% Cu and 0.12 to 0.21 g/t Au.  Assays from the other occurrences within this structure are pending.

D.

St. George’s Target

The eastern margin of the horst contains a number of polymetallic showings which include i) Osprey (GM) with previous reported grab samples of up to 4.88% U3O8 and 5.3 g/t Au (different samples); ii) Le Geant (Chibtown), with previous grab samples of up to 2.25% Cu (see Press Release of August 15, 2006); iii) Delhi Pacific, where previous drilling intersected 4.2% Cu over 7.6 m; iv) Greywolf (Taché Lake), where previous drilling is reported to have intersected 3.5 g/t Au over 1m; v) Redtail (Simon), where highly radioactive felsic dikes cut fine-grained mafic rocks; and several other less significant Cu-Au showings.  These showings have all been visited and sampled; assays are pending.

6.

KEY NEW BOULDER FIELD DISCOVERIES

GeoVector’s work also resulted in the discovery of new radioactive boulder fields to the southwest of the Eagle showing and north of the original Mistamisk boulder field.  These will be followed up during the September field program.

7.

SEPTEMBER EXPLORATION PROGRAM

The September work will consist of 94 Km of line cutting on the Osprey and Redtail showings and over new occurrences on the Crowbrush Target.  Radiometrics, magnetics, prospecting and mapping will take place over the cut grid areas.  The cut lines will also be used for the planned winter 2007 IP survey.

The cost of the Phase 2 program is estimated at $175,000.

EXPLORATION PROGRAM HIGHLIGHTS.

The spectacular mineralization found in the Mistamisk Boulder Field has fueled an ongoing drive to discover its source.  The Mistamisk Boulder field is approximately 500 X 200 meters in size and contains which contains more than150 boulders.  In reports obtained by Virginia Mines, 70 tested boulders averaged 64.9g/t Au and 1.3% U, with values of up to 640 g/t Au and 4.11% U.  Yukon is the direct beneficiary of the extensive exploration efforts incurred by Hemlo, Inmet, Virginia Mines and LaForge, among others.  These efforts have provided very extensive insights through studies and exploration relating to the location of the Mistamisk Boulder field as well as Sagar property is characterized by an impressive amount of uranium, gold, copper and lead/zinc mineralization of different styles and potential deposit models.  Armed with this historical data, Yukon in the summer of 2006 conducted an extensive field exploration program.  The results of this program have provided 600 water samples, with some samples returning high levels of Uranium, quaternary work that has confirmed the direction of the ice flow, and the discovery of new highly mineralized Uranium Boulders to the North and South of the Mistamisk Boulder field.  Yukon now believes that the source area of the boulder field has been identified and is now planning a Winter Program to quantify this conclusion.

Future Programs

Based on the positive and encouraging results from the recent exploration programs, Yukon intends to aggressively explore the Sagar property.  A 1st stage drill program is now being developed based on all historical results and data for early spring with a 2nd stage program to follow in the Summer of 2007.  The 1st stage drill program will be finalized upon receiving the final geological report from the programs conducted in the Summer and Fall of 2006.  The 2nd stage drill program will be based on all historical results and data as well as the 1st stage drilling results.  The Corporation intends to spend another $1,700,000 on the Sagar and Ferderber Properties over the next 12 months bringing the cumulative total to $2,500,000.  Actual exploration programs and expenditures will be continually reviewed and approved by the Board of Directors in consultation with the Corporation’s Geologists.

Workman Creek Uranium District Assets - Gila County, Arizona

Based on the initial property assessment and available historical data, the following exploration program is planned for the next 12 to 18 months.

•

Compilation of existing historical data.

•

Apply for and obtain required exploration/mining permits from all applicable regulatory bodies.

•

Conduct environmental baseline study if required.

•

Conduct comprehensive soil, vegetation and water sampling program.

•

Generate geological report summarizing results and outlining next phase of exploration.

An exploration budget of up to $1,000,000 is allocated for this project over the next 12 to 18 months.  Actual exploration programs and expenditures will be continually reviewed and approved by the Board of Directors in consultation with the Corporation’s Geologists.

Finland

Based on the initial property assessment and available historical data, the following exploration program is planned for the next 12 to 18 months.

•

Compilation of existing historical data.

•

Apply for and obtain required exploration/mining permits from all applicable regulatory bodies.

•

Conduct environmental baseline study if required.

•

Conduct comprehensive soil, vegetation and water sampling program.

•

Generate geological report summarizing results and outlining next phase of exploration.

•

Hire a Local or Europe based Geological Consulting Group to assist in:  geological assessment work, obtaining required permitting, secure drilling contracts, logistical support and to conduct exploration programs under the direction of GeoVector Management, the Corporation’s Consulting Geologists.

An exploration budget of up to $1,100,000 is allocated for this project over the next 12 to 18 months.  Actual exploration programs and expenditures will be continually reviewed and approved by the Board of Directors in consultation with the Corporation’s Geologists.

Peter’s Creek

Currently, we do not plan to conduct any significant exploration work on this property.  The Corporation will perform any required work or permitting to ensure the property is kept in good standing.  Actual exploration programs and expenditures will be continually reviewed and approved by the Board of Directors in consultation with the Corporation’s Geologists.

We anticipate spending approximately $60,000 in ongoing general and administrative expenses per quarter for the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the accounting, audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  However, the overall general and administration expenses will vary in direct proportion with the level of activity relating to future acquisitions and exploration programs.

As at June 30, 2006, the Company has working capital of $471,128 and accumulated losses of $9,643,808 since inception.  Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future.  We base this expectation, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing, profitable mines.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include, but are not limited to:

•

our ability to raise additional funding;

•

the market prices for gold and uranium;

•

the results of our proposed exploration programs on our mineral properties; and

•

our ability to find joint venture partners for the development of our property interests.

As a result of each successfully completed equity financing, existing shareholders will experience dilution of their interest in our company.

If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan.  In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource sector.  Any business opportunity would require our management to perform diligence on possible acquisition of additional resource properties.  Such due diligence would likely include purchase investigation costs such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches, legal and accounting fees and travel costs for site visits.  It is anticipated that such costs will not be sufficient to acquire any resource property and additional funds will be required to close any possible acquisition.  During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs.  If no other such opportunities are available and we cannot raise additional capital to sustain operations, we may be forced to discontinue business.  We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

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

On March 23, 2006, the Company issued 255,000 shares upon the exercise of stock options at $0.45 per share for cash proceeds of $114,750.

Between May 17 and June 2, 2006, the Company entered into various share subscription agreements for 255,000 units at a price of $1.00 per unit for proceeds of $255,000.  As at June 30, 2006 and September 22, these shares and warrants were not issued.

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

Results of Operations

We have had no operating revenues since our inception on March 1, 2004 through to the year ended June 30, 2006.  Our activities have been financed from the proceeds of share subscriptions.  From our inception, on March 1, 2004, to June 30, 2006, we have raised a total of $880,000 from private offerings of our securities.

For the period from inception, March 1, 2004, to June 30, 2006, we incurred total expenses of $9,643,808.  These expenses included $3,711,117 in mineral property and exploration costs.  These costs charged to operations were for the acquisition of the placer claims, Gila Property in Arizona, mineral claims located in Finland, Sagar property in Canada and other ancillary costs related to the mineral properties.  We also incurred $120,589 in professional fees during the period.  We also expensed a total of $12,500 for donated services and $6,250 for donated rent both provided by Mr Don Thornton (former President of the Company).  We had general and administrative expenses of $5,700,868 and we experienced a foreign exchange translation gain of $5,540.

Liquidity and Capital Resources

At June 30, 2006, we had cash on hand of $555,817.

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

FINANCIAL STATEMENTS

The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included as part of this Form 10-KSB immediately following the signature page, beginning at page F-1.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A

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

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age, and position of each executive officer and director who have served during the fiscal year ended June 30, 2006 and the term of office of each director of the Company. On April 26, 2006, a change of management was put into effect

Name	Age	Position
Thornton J. Donaldson	76	President, Chief Financial Officer and Director from March 3, 2004 to April 26, 2006
Jeff Murdock	36	Secretary and Director from March 17, 2004 to April 26, 2006
J.A. Kirk McKinnon	63	President, Chief Executive Officer and Director since April 26, 2006
Richard E. Schler	53	Vice-President, Chief Financial Officer and Director since April 26, 2006
William Nielsen	56	Director since April 26, 2006

Directors of the Company hold their offices until the next annual meeting of the Company’s shareholders until their successors have been duly elected and qualified or until their earlier resignation, removal of office or death.  The Board of Directors met four times in fiscal 2006.  The officers of the Company are elected by the Board of Directors to serve until their successors are elected and qualified.

Thornton J. Donaldson B.A. Sc., P. Eng.

Mr. Thornton J. Donaldson acted as our director from March 1, 2004, and our President from March 3, 2004, until April 26, 2006. Mr. Donaldson has been involved in the resource industry for more than forty years and brings with him a wealth of knowledge and experience.  He has participated in both production and exploration projects in USA and Canada as well as both Central and South America.  The focus of these projects has been very diversified, including gold, silver, tin, diamonds, sulfur, uranium and the petroleum industry.

Mr. Donaldson was a director of Rich Coast, Inc., an industrial waste treatment company located in Dearborn, Michigan from 1993 to 1999.  Mr. Donaldson is currently a director of Lorex Resources Ltd., a mineral exploration company located in Vancouver, British Columbia.  Additionally, Mr. Donaldson is currently Chairman of the Board for CanWest Petroleum Corp. (formerly Uranium Power Corp.) a publicly listed Colorado company involved in the North American petroleum industry.  Also, Mr. Donaldson serves as Secretary and a Director for Imperial Consolidated Capital a Nevada corporation.  Imperial Consolidated Capital is engaged in the mineral exploration business in North America and currently has mineral claims in the Revelstoke Mining District in British Columbia.  Mr. Donaldson has also conducted business as a consulting geologist from 1978 to the present.

Jeff Murdock

Mr. Jeff Murdock acted as our Secretary and as a director from March 17, 2004 until April 26, 2006.  Mr. Murdock is currently a corporate communications services consultant for Iciena Ventures Inc., an Alberta and British Columbia reporting company that is involved in silver and diamond property exploration.  Additionally, Mr. Murdock is currently the Secretary and a Director of Azzoro Inc. a Nevada company that is engaged in gold exploration in the Surprise Lake area of Atlin, British Columbia.

J.A. Kirk McKinnon

J.A. Kirk McKinnon brings over 25 years of Senior Management experience to the company.  Mr. McKinnon is currently President and CEO of both MacDonald Mines Exploration Ltd. and Vencan Gold Corporation, which are resource exploration companies headquartered in Toronto, Canada.  Prior to that, Mr. McKinnon held Senior Management positions in several high profile Canadian corporations, including Nestle Canada.

Richard E. Schler, MBA

Richard E. Schler is currently serving as Vice President and CFO of both MacDonald Mines Exploration Ltd. and Vencan Gold Corporation, which are resource exploration companies headquartered in Toronto, Canada.  Before joining these companies, Mr. Schler held various Senior Management positions for noted corporations and has over 25 years of experience in the manufacturing sector.

William Nielsen P.Geo

William Nielsen, P.Geo. has over 30 years of field experience, as well as experience in project management and as a consultant in mineral/resource exploration.  Mr. Nielsen currently holds the position of Vice President of Exploration for Nevsun Resources Ltd., a Vancouver, Canada based resource company.

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

Audit Committee Financial Expert

As the Company does not currently have an audit committee, the board of directors has not determined whether any of its members qualifies as an audit committee financial expert.  The entire board of directors performs the duties of the audit committee.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Form 3 (Initial Statement of Beneficial Ownership), Form 4 (Statement of Changes of Beneficial Ownership of Securities) and Form 5 (Annual Statement of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended June 30, 2006, beneficial owners and executives complied with Section 16(a) filing requirements applicable to them.

Code of Ethics

The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions.  The Financial Code of Business Conduct was filed as Exhibit 14.1 to our Annual Report on Form 10-QSB for March 31, 2004 as filed on May 19, 2004 and re-filed herein.

ITEM 10.

EXECUTIVE COMPENSATION

A.

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our chief executive officer and each of our other executive officers who received compensation in excess of $100,000 during such period (as determined at June 30, 2006, the end of our last completed fiscal year):

	Annual Compensation			Long Term Compensation
				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
Thornton J. Donaldson, President(1)
	2004(2)	--	--	--	-	--	--	--
	2005	--	--	--	--	--	--	--
	2006	--	--	--	--	--	--	--

Jeff Murdock Director(3)	2004(2)	--	--	--	--	--	--	--
2005
	2006	--	--	--	--	--	--	--

J.A. Kirk McKinnon	2006	5,000	--	960,000 (4)	--	--	--	530,000 (5)

Richard E. Schler	2006	5,000	--	825,000 (4)	--	--	--	477,000 (5)

William Nielsen	2006	--	--	180,000 (4)	--	--	--	132,500 (5)

[1] Appointed President on March 3, 2004; served until April 26, 2006

[2] For the period from inception on March 1, 2004 to April 26, 2006

[3] Appointed Secretary on March 17, 2004 to April 26, 2006

[4] Represented by shares valued at $0.60 per share (after applying a 50% discount to quoted market price) issued to companies controlled by these individuals.

[5] Represented by warrants valued at $0.53 per warrant, using the Black-Scholes option pricing model.

Options and Stock Appreciation Rights Grant Table

There were no grants of stock options to the Named Executive Officers during the fiscal year ended June 30, 2006.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

On March 8, 2006, the Company filed a Form S-8 Registration Statement in connection with its newly adopted 2006 Stock Option Plan ("the "2006 Plan") allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares.  On January 1, 2006, the Company granted stock options to acquire 1,235,250 common shares at an exercise price of $0.45 per share exercisable to January 1, 2008.

The following table summarizes the continuity of the Company’s stock options:

	Number of Shares	Weighted average exercise price $

Outstanding, June 30, 2005	–	–
Granted	1,235,250	0.45
Exercised	(255,000)	0.45
Expired	–	–

Outstanding, June 30, 2006	980,250	0.45

No stock options were granted to directors and officers during the fiscal year ended June 30, 2006.

Long-Term Incentive Plan Awards Table

We do not have any Long-Term Incentive Plans.

Compensation of Directors

Prior to the management change on April 26, 2006, there were two directors.  No compensation was paid to them although we did reimburse their expenses.  Subsequent to April 26, 2006, a compensation package of $2,500 per month was initiated for Kirk McKinnon and Richard Schler each for services rendered by them to the Company.  The Company also reimburses them for expenses incurred.  In addition, as reported under item 12, a total of 3,750,000 shares and 2,650,000 warrants were issued to directors as compensation for their service as directors and officers of the Company.  No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Agreements

Currently, we do not have an employment agreement or consulting agreement with Kirk McKinnon, Richard Schler and William Nielsen except for the monthly stipend of $2,500 each to Kirk McKinnon and Richard Schler.  In consultation with legal counsel, the Corporation intends to execute consulting arrangements with all key personnel.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the common stock as of June 30, 2006, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

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

NAME	SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENTAGE OF OUTSTANDING COMMON STOCK BENEFICIALLY OWNED(1)
Thornton J. Donaldson President, Principal Accounting Officer and Director 475 Howe Street, Suite 206 Vancouver BC, V6C 2B3	-7,500,000-	27.32%
Jeff Murdock Director 475 Howe Street, Suite 206 Vancouver BC, V6C 2B3	-0-	-0-
J A Kirk McKinnon President & CEO 901 – 141 Adelaide Street West Toronto, Ontario Canada M5H 3L5(2)	-2,600,000-	9.14%
Richard E. Schler Chief Financial Officer 901 – 141 Adelaide Street West Toronto, Ontario Canada M5H 3L5(3)	-2,275,000-	8.02%
William Nielsen Director 901 – 141 Adelaide Street West Toronto, Ontario Canada M5H 3L5(4)	-550,000-	1.99%
All Directors and Executive Officers and 5% shareholders as a Group (1 person) (5)	-12,925,000-	43.66%

[1] Based on total issued and outstanding shares of 27,455,000 as of June 30, 2006.

[2] Includes warrants exercisable for 1,000,000 Yukon common shares.  These warrants are exercisable until April 26, 2009 at a price of $1.00 per share.

[3] Includes warrants exercisable for 900,000 Yukon common shares.  These warrants are exercisable until April 26, 2009 at a price of $1.00 per share.

[4] Includes warrants exercisable for 250,000 Yukon common shares.  These warrants are exercisable until April 26, 2009 at a price of $1.00 per share.

[5] Includes warrants exercisable for an aggregate of 2,150,000 Yukon common shares.  These warrants are exercisable until April 26, 2009 at a price of $1.00 per share.

Equity Compensation Plan Information

The following table sets forth certain information as of June 30, 2006 for (i) all compensation plans previously approved by the Company's security holders and (ii) all compensation plans not previously approved by the Company's security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	980,250	$0.45	764,750

All options reported above were issued under the Company's 2006 Stock Option Plan.  Subsequent to the Company's fiscal year-end on June 30, 2006, the Company granted certain of its officers and consultants options exercisable for a total of 755,000 shares of common stock.  These options are exercisable at a price of $0.80 per share and expire on July 31, 2011.  As of the date of this annual report, options for 9,750 of the Company's common stock remain available for issuance under the Company's 2006 Stock Option Plan.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since our inception on March 1, 2004 we have entered into a transaction with Thornton J. Donaldson who is a Director and the President of our company(from March 1, 2004 to April 26, 2006).  In this transaction we acquired a 100% interest in seven placer claims from Mr. Donaldson for the issuance of 2,500,000 shares of our common stock to him on May 14, 2004.  The original cost of these placer claims incurred by Mr. Donaldson was $1,700.  Additionally, Mr. Donaldson has agreed to hold these claims in trust for us by signing four trust agreements with us between May 14, 2004 and June 17, 2004.

In return for Mr. Donaldson holding the seven placer claims in trust for us, we have agreed to make payments on behalf of Mr. Donaldson to keep the claims in good standing with the province of British Columbia.  We anticipate the amount of the payments to be made on behalf of Mr. Donaldson to be CDN$4,200 annually.

On April 26, 2006, Badger Resources Inc. a Company controlled by J A Kirk McKinnon, President and CEO received 1,600,000 common shares of the Company and 1,000,000 warrants for services.  The common shares were valued at $1.20 per share at the measurement date and discounted by 50% for a total of $960,000.  The warrants are exercisable at $1.00 per share on or before April 26, 2009 and are valued at $530,000 using the Black-Scholes option pricing model.

On April 26, 2006, Sarmat Resources Inc., a Company controlled by Richard E. Schler, CFO received 1,375,000 common shares of the Company and 900,000 warrants for services.  The common shares were valued at $1.20 per share at the measurement date and discounted by 50% for a total of $825,000.  The warrants are exercisable at $1.00 per share on or before April 26, 2009 and are valued at $477,000 using the Black-Scholes option pricing model.

On April 26, 2006, Metal Factor Resources Inc, a Company controlled by William Nielsen received 300,000 common shares of the Company and 250,000 warrants for services.  The common shares were valued at $1.20 per share at the measurement date and discounted by 50% for a total of $180,000.  The warrants are exercisable at $1.00 per share on or before April 26, 2009 and are valued at $132,500 using the Black-Scholes option pricing model.

On April 26, 2006, Jake McKinnon, a related party to one of the directors received 300,000 common shares of the Company and 250,000 warrants for services.  The common shares were valued at $1.20 per share at the measurement date and discounted by 50% for a total of $180,000.  The warrants are exercisable at $1.00 per share on or before April 26, 2009 and are valued at $132,5000 using the Black-Scholes option pricing model.

Except as noted above, none of the following parties has, since our inception on March 1, 2004, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•

Any of our promoters;

•

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

ITEM 13.

EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	By-Laws(1)
4.1	2006 Stock Option Plan(2)
10.1	Property Agreement(1)
10.2	Trust Agreement 1(1)
10.3	Trust Agreement 2(1)
10.4	Trust Agreement 3(1)
10.5	Trust Agreement 4(1)
10.6	Letter of Intent effective March 10, 2006 with Apofas Ltd.(3)
10.7	Letter agreement effective May 12, 2006 with Virginia Mines Inc. (4)
14.1	Code of Ethics
23.1	Consent of Independent Auditors
31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Summary Report on the Peter's Creek Placer Gold Property(5)
99.2	Progress Report on the Peter's Creek Gold Property(6)
99.3	Peter's Creek Gold Property Outline(6)

(1)

Incorporated by referenced from the corresponding Exhibit to the registrant's registration statement on Form SB-2 filed with the SEC on September 14, 2005.

(2)

Incorporated by referenced from the corresponding Exhibit to the registrant's registration statement on Form S-8 filed with the SEC on March 9, 2006.

(3)

Incorporated by referenced from the Exhibit to the registrant's current report on Form 8-K filed with the SEC on March 13, 2006.

(4)

Incorporated by referenced from the Exhibit to the registrant's current report on Form 8-K filed with the SEC on May 9, 2006.

(5)

Incorporated by referenced from the Exhibits to the registrant's registration statement on Form SB-2 filed with the SEC on November 5, 2005.

(6)

Incorporated by referenced from the Exhibits to the quarterly report on Form 10-QSB filed with the SEC on January 31, 2006.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended June 30, 2006

Audit Fees:  The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending June 30, 2006 was $6,750

Audit Related Fees:  The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended June 30, 2006 were $Nil

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended June 30, 2006 was $Nil

Year ended June 30, 2005

Audit Fees:  $ 7,050

Audit Related Fees:  None.

All Other Fees:  None.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended June 30, 2006 by Manning Elliot Chartered Accountants is compatible with maintaining Manning Elliot Chartered Accountants.

AUDITOR'S TIME ON TASK

All of the work expended by Manning Elliot Chartered Accountants on our June 30, 2006 audit was attributed to work performed by Manning Elliot Chartered Accountant’s full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUKON RESOURCES CORP.

Dated:  October 11, 2006

By:

        /s/ J A Kirk McKinnon

Name:  J A Kirk McKinnon

Title:  President, Chief Executive Officer and Director

Dated:  October 11, 2006

By:

        /s/ Richard E. Schler

Name:  Richard E. Schler

Title:  Vice-President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date
/S/ J A Kirk McKinnon J A Kirk McKinnon	President, Chief Executive Officer, Director	October 11, 2006

/S/ Richard E. Schler Richard Schler	Vice-President, Chief Financial Officer, Director	October 11, 2006

/S/ William Nielsen	Director	October 11, 2006
William Nielsen

Yukon Resources Corp.

(An Exploration Stage Company)

June 30, 2006

Index

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets

F-2

Statements of Operations

F-3

Statements of Cash Flows

F-4

Statement of Stockholders’ Equity

F-5

Notes to the Financial Statements

F-6

Report of Independent Public Accounting Firm

To the Board of Directors and Stockholders of

Yukon Resources Corp. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Yukon Resources Corp. (An Exploration Stage Company) as of June 30, 2006 and 2005 and the related statements of operations, cash flows and stockholders’ equity for the years then ended and accumulated for the period from March 1, 2004 (Date of Inception) to June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yukon Resources Corp. (An Exploration Stage Company) as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and accumulated for the period from March 1, 2004 (Date of Inception) to June 30, 2005, in conformity with accounting principles generally accepted in the United States.

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

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 8, 2006

Yukon Resources Corp.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	June 30, 2006 $	June 30, 2005 $

ASSETS

Current Assets

Cash	555,817	31,199
Prepaid expenses	7,060	1,271

Total Current Assets	562,877	32,470

Property & Equipment (Note 3)	1,557	–

Total Assets	564,434	32,470

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	77,640	1,011
Accrued liabilities	–	4,500
Due to related parties	14,109	–

Total Liabilities	91,749	5,511

Commitments (Notes 1 and 9)

Subsequent events (Note 11)

Stockholders’ Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 27,455,000 shares issued and outstanding (2005 - 17,085,000 shares)	27,455	17,085

Additional Paid-in Capital	9,813,288	44,365

Common stock subscribed	255,000	–

Donated Capital (Note 4)	20,750	14,000

Deficit Accumulated During the Exploration Stage	(9,643,808)	(48,491)

Total Stockholders’ Equity	472,685	26,959

Total Liabilities and Stockholders’ Equity	564,434	32,470

(The accompanying notes are an integral part of these financial statements.)

Yukon Resources Corp.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

	Accumulated from
	March 1, 2004	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to June 30,	June 30,	June 30,
	2006	2006	2005
	$	$	$

Revenue	–	–	–
	–	–	–

Expenses

Advertising	8,720	8,720	–
Amortization	445	445	–
Donated services and expenses (Note 4)	18,750	6,750	9,000
Foreign currency transaction gain	(5,540)	(332)	(4,429)
General and administrative	5,700,868	5,692,581	8,217
Impairment loss on mineral properties	3,711,117	3,709,417	–
Mineral exploration	88,859	83,868	4,991
Professional fees	120,589	93,868	20,721

Total Expenses	9,643,808	9,595,317	38,500

Net Loss	(9,643,808)	(9,595,317)	(38,500)

Net Loss Per Share – Basic and Diluted	–	(0.48)	(0.01)

Weighted Average Shares Outstanding		19,832,000	5,695,000

(The accompanying notes are an integral part of these financial statements.)

Yukon Resources Corp.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	Accumulated From	For the	For the
	March 1, 2004	Year	Year
	(Date of Inception)	Ended	Ended
	To June 30,	June 30,	June 30,
	2006	2006	2005
	$	$	$

Operating Activities

Net loss	(9,643,808)	(9,595,317)	(38,500)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	445	445	–
Donated services and expenses	20,750	6,750	9,000
Foreign currency translation gain	–	–	–
Impairment loss on mineral properties	3,711,117	3,709,417	–
Stock-based compensation	5,558,626	5,558,626	–

Change in operating assets and liabilities
Prepaid expenses	(7,060)	(5,789)	(1,271)
Accounts payable and accrued liabilities	77,640	72,129	1,511
Due to related parties	14,109	14,109	–

Net Cash Used In Operating Activities	(268,181)	(239,630)	(29,260)

Investing Activities

Mineral property acquisition costs	(54,000)	(54,000)	–
Purchase of property and equipment	(2,002)	(2,002)	–

Net Cash Used In Investing Activities	(56,002)	(56,002)	–

Financing Activities

Proceeds from share subscriptions received	255,000	255,000	–
Proceeds from issuance of common stock, net	625,000	565,250	–

Net Cash Provided By Financing Activities	880,000	820,250	–

Increase (Decrease) in Cash	555,817	524,618	(29,260)

Cash - Beginning of Year	–	31,199	60,459

Cash - End of Year	555,817	555,817	31,199

Non-cash Investing and Financing Activities
Issuance of common stock for mineral property	1,732,000	1,730,300	–
Issuance of common stock for services	3,330,000	3,330,000	–

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements.)

Yukon Resources Corp.

(An Exploration Stage Company)

Statement of Stockholders’ Equity

For the Period from March 1, 2004 (Date of Inception) to June 30, 2006

(Expressed in US dollars)

						Deficit
						Accumulated
			Additional	Common		During the
			Paid-in	Stock	Donated	Exploration
	Shares	Amount	Capital	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$

Balance – March 1, 2004 (Date of Inception)	–	–	–	–	–	–	–

Issuance of common shares for cash

- at $.01/share	7,500,000	7,500	17,500	–	–	–	25,000
- at $.05/share	2,085,000	2,085	32,665	–	–	–	34,750

Issuance of common stock for mineral property	7,500,000	7,500	(5,800)	–	–	–	1,700

Donated services and expenses	–	–	–	–	5,000	–	5,000

Net loss for the period	–	–	–	–	–	(9,991)	(9,991)

Balance – June 30, 2004	17,085,000	17,085	44,365	–	5,000	(9,991)	56,459

Donated services and expenses	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	(38,500)	(38,500)

Balance – June 30, 2005	17,085,000	17,085	44,365	–	14,000	(48,491)	26,959

Issuance of common shares for cash

- at $.20/share	2,265,000	2,265	448,235	–	–	–	450,500

Issuance of common shares at $.45/share pursuant to exercise of stock options	255,000	255	114,495	–	–	–	114,750

Issuance of common shares for mineral properties

- at $.101/share	300,000	300	30,000	–	–	–	30,300
- at $0.85/share (Note 6(a))	2,000,000	2,000	1,698,000	–	–	–	1,700,000

Issuance of common shares for services

- at $0.60/share (Note 6(c))	5,550,000	5,550	3,324,450	–	–	–	3,330,000

Common stock subscribed	–	–	–	255,000	–	–	255,000

Fair value of warrants issued	–	–	1,925,117	–	–	–	1,925,117

Stock-based compensation	–	–	2,228,626	–	–	–	2,228,626

Donated services and expenses	–	–	–	–	6,750	–	6,750

Net loss for the year	–	–	–	–	–	(9,595,317)	(9,595,317)

Balance – June 30, 2006	27,455,000	27,455	9,813,288	255,000	20,750	(9,643,808)	472,685

(The accompanying notes are an integral part of these financial statements.)

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

June 30, 2006

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2006, the Company has never generated any revenue and has accumulated losses of $9,643,808 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

June 30, 2006

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

h)

Long-lived Assets

In accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

i)

Financial Instruments

Financial instruments, which include cash, prepaid expenses, accounts payable, accrued liabilities and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

k)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

June 30, 2006

2.

Summary of Significant Accounting Policies (continued)

l)

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

m)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Integration No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In February, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and in March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

3.

Property and Equipment

	Cost $	Accumulated Amortization $	June 30, 2006 Net carrying value $	June 30, 2005 Net carrying value $

Computer hardware	2,002	445	1,557	–

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

June 30, 2006

4.

Related Party Balances/Transactions

a)

During the year ended June 30, 2006, the Company recognized a total of $4,500 (2005 – $6,000) for donated services at $500 per month and $2,250 for donated rent (2005 – $3,000) at $250 per month provided by the former President of the Company for the period ended April 30, 2006.  Effective May 1, 2006, the Company incurs CAD$1,500 per month to a related company for office administration and rent expense, on a month to month basis. Total rent expense for the year ended June 30, 2006 was $4,929 (2005 - $3,000).

b)

During the year ended June 30, 2006, the Company issued a total of 3,750,000 shares of common stock to directors, officers and a relative of a director for services.  The shares were valued at $0.60, the estimated market value after applying a 50% discount to the quoted market price due to the long-term restrictive nature of the shares issued, and $2,250,000 was expensed and classified as general and administrative expense.

c)

During the year ended June 30, 2006, the Company incurred a total of $35,540 (2005 - $NIL) in consulting fees to directors, officers and a relative of a director.

d)

The Company entered into a mineral property agreement and several trust agreements with the former President of the Company.  Refer to Note 5(a).

5.

Mineral Properties

a)

The Company entered into an agreement dated May 14, 2004 with the former President of the Company to acquire a 100% interest in seven mineral claims located in the Cariboo Mining Division, British Columbia, Canada, in consideration for the issuance of 7,500,000 shares of common stock.  The claims are registered in the name of the former President, who has executed several trust agreements whereby the former President agreed to hold the claims in trust on behalf of the Company. The cost of the mineral property was initially capitalized.  At June 30, 2004, the Company recognized an impairment loss of $1,700, as it had not been determined whether there were proven or probable reserves on the property.

b)

The Company entered into an agreement dated August 1, 2005 to acquire a 100% interest in two mineral claims located in the Cariboo Mining Division, British Columbia, Canada, in consideration for $4,000 (paid) and the issuance of 300,000 shares of common stock (issued) with a fair value of $30,300. The cost of the mineral property was initially capitalized.  At September 30, 2005, the Company recognized an impairment loss of $34,300, as it has not yet been determined whether there are proven or probable reserves on the property.

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

During the year ended June 30, 2006, the Company did not make any of the above payments or issue any of the above equity securities under this agreement. Both parties agreed to extend the terms of the option indefinitely, however, on May 29, 2006, the Company terminated the letter of intent to acquire the mineral properties.

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

June 30, 2006

5.

Mineral Properties (continued)

d)

The Company entered into a letter of intent dated March 10, 2006, for an option to acquire a 100% interest in 20 mineral claims located in Finland. The letter of intent is to be replaced by a formal agreement. The vendor has filed claim reservation applications for certain areas, subject to approval by Finnish authorities. The Company will acquire the exclusive right to stake claims on the reserved areas by making the following payments: a non-refundable cash payment $10,000 on or before March 31, 2006 (paid); and a further cash payment of $40,000 upon the exercise the option (paid). The option expires within 15 business days of notification of approval by the Finnish authorities of the claim reservation properties. Upon the exercise of the option, the Company agreed to issue 100,000 common shares plus an additional 2,000 common shares per kilometre of claim acquired, as a finders fee.   The cost of the mineral property was initially capitalized.  During the year ended June 30, 2006, the Company recognized an impairment loss of $50,000, as it has not yet been determined whether there are proven or probable reserves on the property.  On August 25, 2006, the Company issued 500,000 shares of common stock in connection with this property.

e)

The Company entered into a binding letter of intent dated May 2, 2006, for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  The vendor has the right and option to sell an additional 25% undivided interest in the property.  This agreement is subject to a royalty agreement dated May 27, 1992, as amended November 3, 1993.  The vendor had acquired a 100% interest in the property, subject to a 1% NSR on certain claims, and a 0.5% NRS on other claims.  The vendor has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, the Company must issue 2,000,000 shares of common stock on or before May 15, 2006 (issued), issue 2,000,000 warrants on or before May 15, 2006 (issued), exercisable at $1.00 per share on or before June 1, 2009; and incur aggregate exploration expenditures in the amount of $2,000,000 on the property on or before August 31, 2008 (the “Earn-In” period).  As at June 30, 2006, the Company issued 2,000,000 shares of common stock and warrants relating to the agreement, an incurred aggregate exploration expenditures of $61,390.  During the Earn-In period, the vendor will have the additional option to sell its remaining 25% for 1,000,000 common shares and 1,000,000 warrants of the Company. During the year ended June 30, 2006, the Company recognized an impairment loss of $3,625,117, as it has not yet been determined whether there are proven or probable reserves on the property.

6.

Common Stock

a)

On June 2, 2006, pursuant to a mineral property agreement described in Note 5(e), the Company issued 2,000,000 shares and 2,000,000 warrants to the Vendor of the property.  The shares were valued at  an estimated fair market value of $0.85 per share after applying a 50% discount to the quoted market price due to the long-term restrictive nature of the shares issued.  The warrants are exercisable at $1.00 per share on or before June 1, 2009 and have been valued using the Black Scholes option pricing model with an expected dividend yield of 0%, risk-free rate of 5.10%, expected volatility of 88%, and expected life of 3 years.  The recorded fair value of $1,925,117 is initially classified as mineral property acquisition costs.  At June 30, 2006, the Company recognized an impairment loss of $3,625,117.

b)

Between May 17 and June 2, 2006, the Company entered into various share subscription agreements for 255,000 units at a price of $1.00 per unit for proceeds of $255,000.  Each unit consists of one share of common stock and one share purchase warrant. Each warrant will be exercisable at a price of $1.25 per share for a period of 2 years from the date of issuance.  At June 30, 2006, these shares and warrants were not yet issued.

c)

On April 26, 2006, the Company issued 5,550,000 shares of common stock to directors, officers and consultants at a fair value of $3,330,000.  The shares were valued at an estimated fair market value of $0.60 per share after applying a 50% discount to the quoted market price due to the long-term restrictive nature of the shares issued.  Related parties to the Company received 3,575,000 shares.  The directors, officers and consultants also received 3,650,000 warrants, exercisable at $1.00 per share on or before April 26, 2009.  These warrants have been recorded at a value of $1,919,072 and classified as general and administrative expense on the statement of operations. The warrants were valued using the Black Scholes option pricing model with an expected dividend yield of 0%, risk-free rate of 5.10%, expected volatility of 82%, and expected life of 1.0 to 1.5 years.  Related parties to the Company received 2,400,000 of these warrants. The Company entered into a price protection option agreement with the directors, officers and consultants to grant them the right to exercise the following option at any time up to April 25, 2007 (the “Termination Date”). If at any time between the issue date and the Termination Date, the 20 day average closing share price is 25% less than the issue price ($1.20), then the directors, officers and consultants will be granted additional securities. The amount of additional shares and warrants to be issued will be calculated by multiplying the original shares and warrants issued by the percentage difference between the issue price ($1.20) and the option price. The exercise price of the warrants would be at the previous day closing share price on the date the option is exercised. The option price is defined as the previous 20 day closing share price on the date the option is exercised. Refer to Note 11.

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

June 30, 2006

6.

Common Stock (continued)

d)

On March 23, 2006, the Company issued 255,000 shares upon the exercise of stock options at $0.45 per share for cash proceeds of $114,750.

e)

On September 26, 2005, the Company completed a forward stock split on the basis of three new shares of common stock in exchange for every one old shares of common stock outstanding. All per share amounts have been retroactively restated to reflect the forward stock split.

f)

On September 1, 2005, the Company completed a private placement offering consisting of 2,265,000 split-adjusted units of the Company at a purchase price of $0.20 per unit for proceeds of $450,500 after issue costs of $2,500. Each unit consisted of one common share of the Company and one share purchase warrant. Each warrant may be exercised on or before September 1, 2007 at a price of $0.27 per share.

g)

On August 5, 2005, the Company issued 300,000 split-adjusted shares of common stock with a fair value of $30,300 for the acquisition of mineral claims.  Refer to Note 5(b)

7.

Stock Options and Warrants

i.

Stock Options

Effective March 8, 2006, the Company filed a Form S-8 Registration Statement in connection with its newly adopted 2006 Stock Option Plan (“the “2006 Plan”) allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares.  On January 1, 2006, the Company granted stock options to acquire 1,235,250 common shares at an exercise price of $0.45 per share exercisable to January 1, 2008.  The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the year ended June 30, 2006, was $0.25.  During the year ended June 30, 2006, the Company recorded stock-based compensation of $309,554 as general and administrative expense.

The following table summarizes the continuity of the Company’s stock options:

	Number of Shares	Weighted average exercise price $

Outstanding, June 30, 2005	–	–
Granted	1,235,250	0.45
Exercised	(255,000)	0.45
Expired	–	–

Outstanding, June 30, 2006	980,250	0.45

Additional information regarding options outstanding as at June 30, 2006 is as follows:

	Outstanding			Exercisable
Exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price

$ 0.00 – $ 0.45	980,250	1.51	$ 0.45	980,250	$ 0.45

	980,250	1.51	$ 0.45	980,250	$ 0.45

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

June 30, 2006

7.

Stock Options and Warrants (continued)

(i)   Stock Options  (continued)

The weighted average assumptions used are as follows:

	Years Ended
	June 30, 2006 $	June 30, 2005 $

Expected dividend yield	0%	–
Risk-free interest rate	4.29%	–
Expected volatility	123%	–
Expected option life (in years)	1.0	–

(ii)   Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of Warrants	Weighted average exercise price $

Balance, June 30, 2005	–	–
Issued	5,650,000	1.00
Exercised	–	–

Outstanding, June 30, 2006	5,650,000	1.00

At June 30, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

3,650,000	$1.00	April 26, 2009
2,000,000	$1.00	June 1, 2009
5,650,000

8.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $407,000, which commence expiring in 2026.  Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended June 30, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $130,900 and $10,431, respectively.

The components of the net deferred tax asset at June 30, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	June 30, 2006 $	June 30, 2005 $

Net Operating Losses	407,000	33,000

Statutory Tax Rate	35%	35%

Effective Tax Rate	–	–

Deferred Tax Asset	142,450	11,550

Valuation Allowance	(142,450)	(11,550)

Net Deferred Tax Asset	–	–

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

June 30, 2006

9.

Commitments

a)

On March 10, 2006, the Company entered into an option agreement to earn a 75% interest in 200 mineral claims described in Note 5(e) located in northern Quebec, Canada.   To earn the rights for this 75%, the Company must expend $2,000,000 on the property by August 31, 2008.  During the Earn-In period, the vendor will have the additional option to sell its remaining 25% for 1,000,000 common shares and 1,000,000 warrants of the Company.

b)

On March 10, 2006, the Company entered into a letter of intent to earn a 100% interest in 20 mineral claims described in Note 5(d) located in Finland. The letter of intent is to be replaced by a formal agreement. To earn the rights for this 100%, the Company will make the following payments: a non-refundable cash payment $10,000 on or before March 31, 2006 (paid); and a further cash payment of $40,000 upon the exercise the option (paid). The Company also agreed to issue 100,000 common shares plus an additional 2,000 common shares per kilometre of claim acquired, as a finders fee.  On August 25, 2006, the Company issued 500,000 shares of common stock in connection with this property.

10.

Loss per Share

Basic and diluted loss per share is computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive. Shares underlying these securities totalled 6,630,250 as of June 30, 2006.

11.

Subsequent Events

a)

On August 9, 2006, the Company acquired sixty-nine mineral claims located within the Workman Creek Uranium District of central Arizona, and paid $31,889 in staking costs.

b)

On August 15, 2006, the Company acquired an additional nineteen mineral claims contiguous to the mineral claims described in Note 5(e) in northern Quebec, Canada.  The Company issued 150,000 common shares, issued 75,000 warrants and paid $6,000 for this acquisition.

c)

On August 21, 2006, the Company cancelled 25,000 common shares and refunded $25,000 to a shareholder pursuant to the private placement dated May 25, 2006.

d)

On July 30, 2006, the Company granted 755,000 stock options to officers and consultants of the Company at a price of $0.80 per share, expiring July 31, 2011.

e)

On July 28, 2006, the 20 day closing share price of the Company’s common stock was $0.88 being more than 25% lower than the Issue Price of $1.20, and in accordance with the Price Protection Option Agreement described in note 6(c), directors, officers and consultants are eligible to be granted an additional 1,480,000 shares and an additional 973,333 warrants. On September 26, 2006, the 20 day closing share price of the Company’s common stock was $0.76, and accordingly, the directors, officers and consultants are eligible to be granted an additional 2,035,000 shares and 1,338,333 warrants.  As of September 27, 2006, the Company terminated the Price Protection Option Agreement.

f)

On August 25, 2006, the Company issued 500,000 shares of common stock pursuant to the Finnish mineral property agreement, as described in Notes 5(d) and 9(b).

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

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference of our audit report dated September 8, 2006 which is included in the Annual Report on Form 10-KSB for the year ended June 30, 2006 of Yukon Resources Corp. in the Company’s Registration Statement on Form S-8 pertaining to the 2006 Stock Option Plan.

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

October 11, 2006

Exhibit 31.1

Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------

I, J A Kirk McKinnon, certify that:

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

Dated:   October 11, 2006

   /s/ J A Kirk McKinnon

J A Kirk McKinnon,  Chief Executive Officer

Exhibit 31.2

Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------

I, Richard E. Schler, certify that:

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

Dated:   October 11, 2006

   /s/ Richard E. Schler

Richard E. Schler, Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Yukon Resources Corp. (the "Company") on Form 10-KSB for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J A Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  October 11, 2006

/s/ J A Kirk McKinnon

J A Kirk McKinnon, Chief Executive Officer

Exhibit 32.2

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Yukon Resources Corp. (the "Company") on Form 10-KSB for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard E. Schler, Chief Financial Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  October 11, 2006

   /s/ Richard E. Schler

Richard E. Schler, Chief Financial Officer