Form 10QSB
period 2006-09-30
Yukon Resources Corp.
filed 2006-11-20
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-118980

Yukon Resources Corp.

(Name of small business issuer in its charter)

Nevada	20-0803515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1224 Washington Avenue Miami Beach, Florida  33139
(Address of principal executive offices)

(866) 985-6696
(Issuer’s telephone number)

_______________________

901 – 141 Adelaide Street West, Toronto, Ontario M5H 3L5

(416) 364-4986

_______________________

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

 As of November 7, 2006, there were 28,605,000 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes [   ]    No   ☒

Yukon Resources Corp.

Part I.  Financial Information

Page

Item 1.

Financial Statements and Notes to Financial Statements

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

2

Item 3

Controls and Procedures

13

Part II.  Other Information

Item 1.

Legal Proceedings

14

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3.

Defaults Upon Senior Securities

15

Item 4.

Submission of Matters to a Vote of Security Holders

15

Item 5.

Other Information

16

Item 6.

Exhibits

16

Signatures

17

PART 1 FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended June 30, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

Yukon Resources Corp.

(An Exploration Stage Company)

September 30, 2006

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

Yukon Resources Corp.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

(unaudited)

	September 30,	June 30,
	2006	2006
	$	$
ASSETS
Current Assets
Cash and cash equivalents	337,478	555,817
Taxes recoverable	25,832	-
Prepaid expenses	-	7,060
Total Current Assets	363,310	562,877
Property and equipment (Note 3)	1,390	1,557
Total Assets	364,700	564,434
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	459,628	77,640
Accrued liabilities	138,461	-
Promissory note payable (Note 4)	179,580	-
Due to related parties (Note 5(c))	11,369	14,109
Total Liabilities	789,038	91,749
Commitments (Notes 1 and 9)
Subsequent events (Note 10)
Stockholders' Equity (Deficit)
Common Stock, 75,000,000 shares authorized, $0.001 par value
27,955,000 shares issued and outstanding (June 30, 2006 – 27,455,000 shares)	27,955	27,455
Additional Paid-in Capital	10,842,643	9,813,288
Common stock subscribed (Notes 7(a) and (d))	305,000	255,000
Donated Capital (Note 5(a))	20,750	20,750
Deficit Accumulated During the Exploration Stage	(11,620,686)	(9,643,808)
Total Stockholders' Equity (Deficit)	(424,338)	472,685
Total Liabilities and Stockholders' Equity (Deficit)	364,700	564,434

The accompanying notes are an integral part of these financial statements

Yukon Resources Corp.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Accumulated From	For the	For the
	March 1, 2004	Three months	Three months
	(Date of Inception)	Ended	Ended
	To September 30,	September 30,	September 30,
	2006	2006	2005
	$	$	$
Revenue	-	-	-
Expenses
Advertising	8,720	-	-
Amortization	612	167	-
Donated services and expenses (Note 5)	18,750	-	2,250
Foreign currency transaction gain	(1,322)	4,218	(1,302)
General and administrative	6,371,773	670,905	2,247
Impairment loss on mineral properties	4,264,963	553,846	-
Mineral exploration	757,383	668,524	64,000
Professional fees	199,807	79,218	8,000
Total Expenses	11,620,686	1,976,878	75,195
Net Loss	(11,620,686)	(1,976,878)	(75,195)
Net Loss Per Share - Basic and Diluted		(0.07)	–
Weighted Average Shares Outstanding		27,651,000	17,982,000

The accompanying notes are an integral part of these financial statements

Yukon Resources Corp.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the	For the
	Three months	Three months
	Ended	Ended
	September 30	September 30
	2006	2005
	$	$
Operating Activities
Net loss	(1,976,878)	(75,195)
Adjustments to reconcile net loss to net cash
used in operating activities
Amortization	167	-
Donated services and expenses	-	2,250
Impairment loss on mineral properties	553,846	60,000
Stock-based compensation	619,855	-
Change in operating assets and liabilities
Taxes recoverable	(25,832)	-
Prepaid expenses	7,060	338
Accounts payable and accrued liabilities	381,988	3,000
Due to related parties	(2,740)	-
Net Cash Used In Operating Activities	(442,534)	(9,607)
Investing Activities
Mineral property acquisition costs	(5,385)	-
Purchase of property and equipment	-	-
Net Cash Used In Investing Activities	(5,385)	-
Financing Activities
Proceeds from promissory note payable	179,580	-
Proceeds from share subscriptions received	50,000	-
Proceeds from issuance of common stock, net	-	450,500
Net Cash Provided By Financing Activities	229,580	450,500
Increase (Decrease) in Cash and cash equivalents	(218,339)	440,893
Cash and cash equivalents - Beginning of Period	555,817	31,199
Cash and cash equivalents - End of Period	337,478	472,092
Non-cash Investing and Financing Activities
Amount owing for acquisition of Quebec mineral property	138,461	-
Issuance of common stock for Finnish mineral property	410,000	60,000
Issuance of common stock for services	-	-
Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements

Yukon Resources Corp.

(An Exploration Stage Company

Notes to the Financial Statements

September 30, 2006

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2006, the Company has never generated any revenue and has accumulated losses of $11,620,686 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Basic and diluted loss per share is computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive. Shares underlying these securities totaled approximately 7,385,250 as of September 30, 2006.

d)

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Yukon Resources Corp.

(An Exploration Stage Company

Notes to the Financial Statements

September 30, 2006

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

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

g)

Mineral Property Costs

The Company has been in the exploration stage since its inception on March 1, 2004, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

h)

Long-lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

i)

Financial Instruments

Financial instruments, which include cash, taxes recoverable, prepaid expenses, accounts payable, accrued liabilities and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Yukon Resources Corp.

(An Exploration Stage Company

Notes to the Financial Statements

September 30, 2006

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

l)

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations

m)

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

n)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Yukon Resources Corp.

(An Exploration Stage Company

Notes to the Financial Statements

September 30, 2006

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

n)

Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.

Property and Equipment

	Cost $	Accumulated Amortization $	September 30, 2006 Net carrying value $	June 30, 2006 Net carrying value $

Computer hardware	2,002	612	1,390	1,557

4.

Promissory Note Payable

During the three month period ended September 30, 2006, the Company received $179,580 (CAD$200,000) in promissory note proceeds.  The funds were received from the note-holder in order to participate in a future flow-through financing.  In consideration for the funds, the Company agreed to issue 360,000 flow-through units on or before October 30, 2006 (to be extended by mutual consent), with each flow-through unit being comprised of one flow-through common share of the Company and one warrant.  Each flow-through warrant will entitle the holder to acquire one common share of the Company at an exercise price of CAD$0.84 per share for a period 24 months from date of issuance.  In connection with the financing, the Company agreed to pay a finder’s fee equal to 7% of the gross proceeds raised, payable in common shares of the Company at a price of CAD$0.56 per share.  The Company will also issue a broker warrant, exercisable to acquire common shares of the Company equal in number to 7% of the total number of flow-through common shares at a price of CAD$0.56 per share for a period of 24 months after the date of the closing of the financing.

5.

Related Party Balances/Transactions

a)

For the three months ended September 30, 2006, the Company recognized a total of $Nil (September 30, 2005 - $1,500) for donated services and $Nil for donated rent (September 30, 2005 - $750).  The Company incurs $1,500 per month to a related company for office administration and rent expense, on a month to month basis. Total rent expense for the three months ended September 30, 2006 year was $4,500 (September 30, 2005 - $Nil).

b)

For the three months ended September 30, 2006, the Company incurred a total of $17,545 (September 30, 2005 - $NIL) in consulting fees to directors, officers and a relative of a director.

Yukon Resources Corp.

(An Exploration Stage Company

Notes to the Financial Statements

September 30, 2006

(Unaudited)

5.

Related Party Balances/Transactions (continued)

c)

As at September 30, 2006, the Company owed management or companies controlled by management $11,369 for payment of expenditures and rent expense incurred on behalf of the Company.  All amounts are unsecured, non-interest bearing and due on demand.

6.

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

c)

The Company entered into a letter of intent dated March 10, 2006, for an option to acquire a 100% interest in 20 mineral claims located in Finland. The letter of intent is to be replaced by a formal agreement.  The Company paid $50,000 and upon the exercise of the option on August 25, 2006 issued 500,000 shares of common stock pursuant to the Finnish mineral property agreement.  The cost of the mineral property was initially capitalized.  For the three months ended September 30, 2006, the Company recognized an impairment loss of $410,000, as it has not yet been determined whether there are proven or probable reserves on the property.  As at September 30, 2006, the cumulative impairment loss recognized was $460,000.

d)

The Company entered into a binding letter of intent dated May 2, 2006, for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  The vendor has the right and option to sell an additional 25% undivided interest in the property.  This agreement is subject to a royalty agreement dated May 27, 1992, as amended November 3, 1993.  The vendor had acquired a 100% interest in the property, subject to a 1% NSR on certain claims, and a 0.5% NSR on other claims.  The vendor has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, the Company must issue 2,000,000 shares of common stock  and 2,000,000 warrants, exercisable at $1.00 per share on or before June 1, 2009; and incur aggregate exploration expenditures in the amount of $2,000,000 on the property on or before August 31, 2008 (the "Earn-In" period).  As at September 30, 2006, the Company has issued the 2,000,000 shares of common stock and warrants relating to the agreement, and incurred aggregate exploration expenditures of $677,669.  During the Earn-In period, the vendor will have the additional option to sell its remaining 25% for 1,000,000 common shares and 1,000,000 warrants of the Company.  On August 15, 2006, the Company acquired an additional nineteen mineral claims contiguous to the property in consideration for a payment of $5,385 (CAD$6,000) as an acquisition fee, 150,000 common shares and 75,000 warrants. These shares and warrants were issued on October 4, 2006.  For the three months ended September 30, 2006, the Company recognized an impairment loss of $143,846, as it has not yet been determined whether there are proven or probable reserves on the property.   Refer to Note 7(c).

e)

On August 9, 2006, the Company acquired sixty-nine mineral claims located within the Workman Creek Uranium District of central Arizona, and paid $52,244 in property and staking costs.

7.

Common Stock

a)

On September 20, 2006, the Company entered into an agreement for a completion of a private placement involving the issuance of 500,000 units at $0.50 per unit.  Each unit consists of one common share and one warrant. Each warrant will entitle the holder to purchase one common share at a price of $0.75 for a period of 3 years from the date of closing. As at September 30, 2006, the Company received $75,000 towards the private placement. On October 18, 2006, the Company completed the closing of the private placement.  Refer to Note 10.

b)

On August 25, 2006 the Company issued 500,000 shares of common stock pursuant to the Finnish mineral property agreement as referred to in Note 6(d).

Yukon Resources Corp.

(An Exploration Stage Company

Notes to the Financial Statements

September 30, 2006

(Unaudited)

7.

Common Stock (continued)

c)

On October 4, 2006, the Company issued 150,000 common shares with a fair value of $103,500 and 75,000 warrants in connection with the acquisition of nineteen claims contiguous to its mineral property in northern Quebec as described in Notes 6(e) and 10(a).  The warrants are exercisable at $1.00 per share for a period of three years from the date of issuance and have been valued using the Black Scholes option pricing model with an expected dividend yield of 0%, risk-free rate of 4.50%, expected volatility of 108%, and expected life of 3 years.  The recorded fair value of $138,461 was initially capitalized as mineral property acquisition costs.  At September 30, 2006, the Company recognized an impairment loss of $138,461.

d)

Between May 17 and June 2, 2006, the Company entered into various share subscription agreements for 255,000 units at a price of $1.00 per unit for proceeds of $255,000.  Each unit consists of one share of common stock and one share purchase warrant. Each warrant will be exercisable at a price of $1.25 per share for a period of 2 years from the date of issuance.  On August 21, 2006, the Company cancelled 25,000 common shares and refunded $25,000 to a shareholder pursuant to the private placement.  As at September 30, 2006, these shares and warrants have not been issued.

8.

Stock Options and Warrants

(i) Stock Options

Effective March 8, 2006, the Company filed a Form S 8 Registration Statement in connection with its newly adopted 2006 Stock Option Plan ("the "2006 Plan") allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares.  During the three months ended September 30, 2006, the Company granted stock options to acquire 755,000 common shares at an exercise price of $0.80 per share exercisable to July 30, 2011.  The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the period, was $0.82.  For the three months ended September 30, 2006, the Company recorded stock-based compensation of $619,855 as general and administrative expense.

The following table summarizes the continuity of the Company's stock options:

		Weight
	Number of	average
	Shares	exercise price
Outstanding, June 30, 2005	-	-
Granted	1,235,250	0.45
Exercised	(255,000)	0.45
Outstanding, June 30, 2006	980,250	0.45
Granted	755,000	0.80
Outstanding, September 30, 2006	1,735,250	0.60

Additional information regarding options outstanding as at September, 2006 is as follows:

		Outstanding
		Weighted			Exercisable
		average	Weighted		Weighted
		remaining	average		average
	Number of	contractual	Exercise	Number of	exercise
Exercise prices	shares	life (years)	price	shares	price
$0.45	980,250	1.26	0.45	980,250	0.45
$0.80	755,000	4.83	0.80	755,000	0.80
	1,735,250	2.81	0.60	1,735,250	0.60

Yukon Resources Corp.

(An Exploration Stage Company

Notes to the Financial Statements

September 30, 2006

(Unaudited)

8.

Stock Options and Warrants (continued)

(i) Stock Options (continued)

The weighted average assumptions used are as follows:

	September 30,	June 30,
	2006	2006
Expected dividend yield	0%	0%
Risk-free interest rate	4.29%	4.29%
Expected volatility	111%	123%
Expected option life (in years)	5.00	2.00

(ii) Warrants

The following table summarizes the continuity of the Company's warrants:

		Weighted
	Number of	average
	Warrants	exercise price
Outstanding, June 30, 2005	-	-
Issued	5,650,000	1.00
Outstanding, June 30 and September 30, 2006	5,650,000	1.00

At September 30, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
3,650,000	$1.00	April 26, 2009
2,000,000	$1.00	June 1, 2009
5,650,000

9.

Commitments

a)

On March 10, 2006, the Company entered into an option agreement to earn a 75% interest in 200 mineral claims described in Note 6(d) located in northern Quebec, Canada.   To earn the rights for this 75%, the Company must expend $2,000,000 on the property by August 31, 2008.  During the Earn-In period, the vendor will have the additional option to sell its remaining 25% for 1,000,000 common shares and 1,000,000 warrants of the Company.

b)

On March 10, 2006, the Company entered into a letter of intent to earn a 100% interest in 20 mineral claims described in Note 6(c) located in Finland. The letter of intent is to be replaced by a formal agreement. To earn the rights for this 100%, the Company will make the following payments: a non-refundable cash payment $10,000 on or before March 31, 2006 (paid); and a further cash payment of $40,000 upon the exercise the option (paid). The Company also agreed to issue 100,000 common shares plus an additional 2,000 common shares per kilometre of claim acquired, as a finders fee.  On August 25, 2006, the Company issued 500,000 shares of common stock in connection with this property.

10.

Subsequent Events

a)

On October 4, 2006, the Company issued 150,000 common shares and 75,000 warrants in connection with the acquisition of nineteen claims contiguous to its mineral property in Northern Quebec.

b)

On October 18, 2006, the Company issued 500,000 common shares for proceeds of $250,000.  The Company received $75,000 of proceeds prior to September 30, 2006.

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

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company’s Financial Statements and Notes to  Financial Statements included in its 2006 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

BACKGROUND

This discussion and analysis of financial position and results of operation is prepared as at September 30, 2006 and should be read in conjunction with the audited  financial statements for the year ended June 30, 2006. These financial statements have been prepared in accordance with United States generally accepted accounting principles.

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

Business Development

UNTIL WE CAN VALIDATE OTHERWISE, THE PROPERTIES OUTLINED BELOW HAVE NO KNOWN MINERAL RESERVES OF ANY KIND AND WE ARE PLANNING PROGRAMS THAT ARE EXPLORATORY IN NATURE.  Further details regarding the Corporation’s properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on the Company’s Sagar property in Northern Quebec, can be found on the Company’s website:  www.yukr.com

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

The letter agreement for the Sagar property required the following consideration to be paid by us:

1.

upon Yukon receiving the final written approval of applicable regulatory authorities to the acquisition of an undivided 75% joint venture interest in the Sagar property, the issuance of 2,000,000 common shares of Yukon on or before May 15, 2006 (issued);

2.

the issuance on or before May 15, 2006 of warrants to purchase an aggregate of 2,000,000 shares of our common stock, exercisable at $1.00 per share for a 3-year period from the date of issuance (issued); and

3.

the incurrence of aggregate exploration expenditures in the amount of $2,000,000 on the Sagar property on or before August 31, 2008.

We issued the above shares and warrants to Virginia on June 2, 2006 and as at September 30, 2006, the Company has exploration expenditures aggregating $677,669.

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

We have made the required cash payment to Mr. Ferderber, and have also issued the common shares and warrants described above on October 4, 2006.  Therefore, we are currently up to date with all obligations required to maintain these property holdings in good standing.

Underlying Royalty (NSR)

Mr. Ferderber retains a 1% net smelter return royalty on this property and agreed that Yukon shall have a first right of refusal to purchase the 1% net smelter return royalty should Mr. Ferderber, at his sole discretion, elect to sell the royalty.

Ownership

Yukon having satisfied the Option agreement requirements (Items 1, 2 and 3 above) owns a 100% undivided right, title and interest in the Property.

Workman Creek Claims

On August 9, 2006, Yukon acquired 69 mineral claims within the Workman Creek Uranium District of Central Arizona.  These claims are contiguous to the north and northwest of claims held by Rodinia Minerals Inc.  They cover the strike extension of the northerly trending, uranium mineralized structures that crosscut the Dripping Spring Quartzite Formation.  (Rodinia’s shares are listed on the Toronto Stock Exchange under the symbol RM.)

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

The cost of the mineral property and the fair value ascribed to the 500,000 common shares issued was initially capitalized.

As at September 30, 2006, we recognized a cumulative impairment loss of $460,000, as it has not yet been determined whether there are proven or probable reserves on the property.

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

Plan of Operation

Our plan of operations for the period until December 31, 2007 is to complete the following objectives within the time periods specified, subject to our obtaining the necessary funding and/or permits for continued exploration of the mineral properties.

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

Given the encouraging results of the first phase of exploration, Yukon has commenced the following geophysical program.  The exploration program is being designed and implemented by GeoVector Management Inc. (GeoVector), of Ottawa, Ontario.

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

Future Programs

Based on the positive and encouraging results from the recent exploration programs, Yukon intends to aggressively explore the Sagar property.  A 1st stage drill program is now being developed based on all historical results and data for early spring with a 2nd stage program to follow in the Summer of 2007.  The 1st stage drill program will be finalized upon receiving the final geological report from the programs conducted in the Summer and Fall of 2006.  The 2nd stage drill program will be based on all historical results and data as well as the 1st stage drilling results.  The Corporation intends to spend another $5,200,000 on the Sagar and Ferderber Properties over the next 12 months bringing the cumulative total spent by Yukon to $6,000,000.  Actual exploration programs and expenditures will be continually reviewed and approved by the Board of Directors in consultation with the Corporation’s Geologists.

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

_______________

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

During the three months ended September 30, 2006

On September 20, 2006, the Company entered into an agreement for a completion of a private placement involving the issuance of 500,000 units at $0.50 per unit.  Each unit consists of one common share and one warrant. As at September 30, 2006, the Company received $75,000 towards the private placement. On October 18, 2006, the Company completed the closing of the private placement. We completed the offering in reliance upon the exemption provided by Section 4(2) under the Securities Act for a transaction not involving a public offering and Regulation D promulgated thereunder and pursuant to Regulation S of the Securities Act. All of the persons purchasing common shares pursuant to Rule 903(a) and (b)(3) of Regulation S represented to us that they resided outside of and were not citizens of the United States. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view towards distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make and informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

On September 25, 2006, the Company received $179,580 (CAD$200,000) in promissory note proceeds.  The funds were received from the note-holder in order to participate in a future financing.  In consideration for the funds, the Company agreed to issue 360,000 flow-through units on or before October 30, 2006 (to be extended by mutual consent), with each flow-through unit being comprised of one flow-through common share of the Company and one warrant.  Each flow-through warrant will entitle the holder to acquire one common share of the Company at an exercise price of CAD$0.84 per share for a period 24 months from date of issuance.  In connection with the financing, the Company agreed to pay a finder’s fee equal to 7% of the gross proceeds raised, payable in common shares of the Company at a price of CAD$0.56 per share.  The Company will also issue a broker warrant, exercisable to acquire common shares of the Company equal in number to 7% of the total number of flow-through common shares at a price of CAD$0.56 per share for a period of 24 months after the date of the closing of the financing. We completed the offering in reliance upon the exemption provided by Section 4(2) under the Securities Act for a transaction not involving a public offering and Regulation D promulgated thereunder and pursuant to Regulation S of the Securities Act .. All of the persons purchasing common shares pursuant to Rule 903(a) and (b)(3) of Regulation S represented to us that they resided outside of and were not citizens of the United States. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view towards distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make and informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

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

Results of Operations

We have had no operating revenues since our inception on March 1, 2004 through to the quarter ended September 30, 2006. Our activities have been financed from the proceeds of share subscriptions.

For the period from inception, March 1, 2004, to September 30, 2006, we incurred total expenses of $11,620,686. These expenses included $4,264,963 in impairment losses on mineral properties, $199,807 in professional fees , a foreign exchange translation gain of $1,322 and general and administrative expenses of $6,371,773. We also expensed a total of $12,500 for donated services and $6,250 for donated rent both provided by our President.

Liquidity and Capital Resources

As at September 30, 2006, the Company has working capital deficiency of $425,728 and accumulated losses of $11,620,686 since inception.

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

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration and our venture will fail.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would effect our liquidity, capital resources, market risk support and credit risk support or other benefits.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report,  we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2006. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-KSB as of June 30, 2006.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material currently pending legal proceedings to which the Company is a party and, to the Company's knowledge, no proceedings are contemplated against the Company.

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities

On August 15, 2006, the Company issued 500,000 common shares in consideration for of 20 mineral claims located in Finland.

On August 21, 2006, the Company cancelled 25,000 common shares pursuant to a share subscription placement and refunded $25,000 to a shareholder.

On September 20, 2006, the Company entered into an agreement for a completion of a private placement involving the issuance of 500,000 units at $0.50 per unit.  Each unit consists of one common share and one warrant. Each warrant will entitle the holder to purchase one common share at a price of $0.75 for a period of 3 years from the date of closing. As at September 30, 2006, the Company received $75,000 towards the private placement. On October 18, 2006, the Company completed the closing of the private placement. We completed the offering in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”)  for a transaction not involving a public offering and Regulation D promulgated thereunder and pursuant to Regulation S of the Securities Act .. All of the persons purchasing common shares pursuant to Rule 903(a) and (b)(3) of Regulation S represented to us that they resided outside of and were not citizens of the United States. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view towards distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make and informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

On September 25, 2006, the Company received $179,580 (CAD$200,000) in promissory note proceeds.  The funds were received from the note-holder in order to participate in a future flow-through financing.  In consideration for the funds, the Company agreed to issue 360,000 flow-through units on or before October 30, 2006 (to be extended by mutual consent), with each flow-through unit being comprised of one flow-through common share of the Company and one warrant.  Each flow-through warrant will entitle the holder to acquire one common share of the Company at an exercise price of CAD$0.84 per share for a period 24 months from date of issuance.  In connection with the financing, the Company agreed to pay a finder’s fee equal to 7% of the gross proceeds raised, payable in common shares of the Company at a price of CAD$0.56 per share.  The Company will also issue a broker warrant, exercisable to acquire common shares of the Company equal in number to 7% of the total number of flow-through common shares at a price of CAD$0.56 per share for a period of 24 months after the date of the closing of the financing. We completed the offering in reliance upon the exemption provided by Section 4(2) under the Securities Act for a transaction not involving a public offering and Regulation D promulgated thereunder and pursuant to Regulation S of the Securities Act .. All of the persons purchasing common shares pursuant to Rule 903(a) and (b)(3) of Regulation S represented to us that they resided outside of and were not citizens of the United States. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view towards distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make and informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended September 30, 2006.

Item 5.  Other Information

There is no information with respect to which information is not otherwise called for by this form.

Item 6.  Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	By-Laws(1)
4.1	2006 Stock Option Plan(2)
10.1	Property Agreement(1)
10.2	Trust Agreement 1(1)
10.3	Trust Agreement 2(1)
10.4	Trust Agreement 3(1)
10.5	Trust Agreement 4(1)
10.6	Letter of Intent effective March 10, 2006 with Apofas Ltd.(3)
10.7	Letter agreement effective May 12, 2006 with Virginia Mines Inc. (4)
14.1	Code of Ethics(5)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
99.1	Summary Report on the Peter's Creek Placer Gold Property(6)
99.2	Progress Report on the Peter's Creek Gold Property(6)
99.3	Peter's Creek Gold Property Outline(7)

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

(5)

Incorporated by referenced from the Exhibits to the registrant's annual report on Form 10-KSB filed with the SEC on October 12, 2006.

(6)

Incorporated by referenced from the Exhibits to the registrant's registration statement on Form SB-2 filed with the SEC on November 5, 2005.

(7)

Incorporated by referenced from the Exhibits to the quarterly report on Form 10-QSB filed with the SEC on January 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUKON RESOURCES CORP.

Date: November 20, 2006

By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon
Chief Executive Officer

/s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

--------------------------------------------------------------------

In connection  with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange  Act of 1934 on Form 10-QSB of Yukon Resources Corp.(the "Company") for the period ended September 30, 2006, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, CEO of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

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

Dated:  November 20, 2006

      By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon
          Chief Executive Officer

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14b) and Rule 15d-14(b)(17 CFR  240.15d-14(b))  under the Securities Exchange Act of 1934 and Section  1350 of Chapter 63 of Title 18 of the United States Code

--------------------------------------------------------------------

In  connection  with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of Yukon Resources Corp.(the "Company") for the period ended September 30, 2006, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I,    Richard E. Schler, the Company’s Chief Financial Officer, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

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

Dated:  November 20, 2006

 /s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Yukon Resources Corp. (the "Company") on Form 10-QSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By   /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon

Chief Executive Officer

Date:  November 20, 2006

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Yukon Resources Corp. (the "Company") on Form 10-QSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,  Richard E. Schler, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

        By  /s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Date:  November 20, 2006