Form 10QSB
period 2006-12-31
Uranium Star Corp.
filed 2007-02-14
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51151

Uranium Star Corp.

(Name of small business issuer in its charter)

Nevada	20-0803515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 – 141 Adelaide Street West, Toronto, Ontario M5H 3L5

(Address of principal executive offices)

_______________________

(416) 364-4986

(Issuer’s telephone number)

_______________________

Yukon Resources Corp.
(Former Name or Former Address, if Changed Since Last Report)

_______________________

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes  ☐   No   ☒

As of February 6, 2007, there were 65,408,450 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes  ☐   No   ☒

Uranium Star Corp.

Part I.  Financial Information

Page

Item 1.

Financial Statements and Notes to Financial Statements

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

F-4

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

2

Item 3

Controls and Procedures

14

Part II.  Other Information

Item 1.

Legal Proceedings

15

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.

Defaults Upon Senior Securities

17

Item 4.

Submission of Matters to a Vote of Security Holders

17

Item 5.

Other Information

17

Item 6.

Exhibits

18

Signatures

19

PART I

  FINANCIAL INFORMATION

Item 1.

Financial Statements and Notes to Financial Statements

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10 QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10 KSB for the year ended June 30, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2006 are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

(An Exploration Stage Company)

(Unaudited)

December 31, 2006

Index

Balance Sheets

F 1

Statements of Operations

F 2

Statements of Cash Flows

F 3

Notes to the Financial Statements

F 4

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

(An Exploration Stage Company)

Interim Balance Sheets

(Expressed in US dollars)

(Unaudited)

	December 31,	June 30,
	2006	2006
	$	$
ASSETS
Current Assets
Cash and term deposit	11,792,727	555,817
Stock subscriptions receivable (Note 6 (h))	4,142,500	-
Prepaid expenses	-	7,060
Exploration contract advances	51,438	-
Taxes recoverable	35,890	-
Total Current Assets	16,022,555	562,877
Computer Equipment (Note 3)	1,223	1,557
Total Assets	16,023,778	564,434
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	48,895	77,640
Accrued liabilities	374,642	-
Due to related parties (Note 4 (c))	1,500	14,109
Total Liabilities	425,037	91,749
Commitments (Note 8)
Subsequent events (Note 9)
Stockholders' Equity
Common Stock, 125,000,000 shares authorized (June 30, 2006 - 75,000,000), $0.001
par value, 57,593,250 shares issued and outstanding (June 30, 2006 - 27,455,000 shares)	57,593	27,455
Additional Paid-in Capital	26,080,366	9,813,288
Common stock subscribed (Note 6 (a), (d) and (h))	3,802,500	255,000
Donated Capital (Note 4(a))	20,750	20,750
Deficit Accumulated During the Exploration Stage	(14,362,468)	(9,643,808)
Total Stockholders' Equity	15,598,741	472,685
Total Liabilities and Stockholders' Equity	16,023,778	564,434

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

(An Exploration Stage Company)

Interim Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated From	For the		For the
	March 1, 2004	three months		six months
	(Date of Inception)	Ended		Ended
	To December 31	December 31		December 31
	2006	2006	2005	2006	2005
	$	$	$	$	$
Revenue	-	-	-	-	-
Expenses
Advertising	8,720	-	-	-	-
Amortization	779	167	111	334	111
Donated services and expenses (Note 4(a))	18,750	-	2,250	-	4,500
Foreign currency transaction loss (gain)	71,121	72,443	95	76,661	(1,207)
General and administrative	8,619,094	2,242,294	8,029	2,913,199	10,276
Impairment loss on mineral properties	4,264,963	-	-	553,846	64,000
Mineral exploration	1,000,777	243,394	22,480	911,918	22,480
Professional fees	378,264	173,430	11,250	262,702	19,250
Total expenses	14,362,468	2,741,782	44,215	4,718,660	119,410
Net loss	(14,362,468)	(2,741,782)	(44,215)	(4,718,660)	(119,410)
Net Loss per Share - Basic and Diluted		($0.08)	($0.00)	($0.15)	($0.00)
Weighted Average Shares Outstanding		34,293,321	19,650,000	30,955,682	17,085,000

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

Interim Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	Accumulated from	For the	For the
	March 1, 2004	Six months	Six months
	(Date of Inception)	Ended	Ended
	To December 31,	December 31,	December 31,
	2006	2006	2005
	$	$	$
Operating Activities
Net loss	(14,362,468)	(4,718,660)	(119,410)
Adjustments to reconcile net loss to net cash
used in operating activities
Amortization	779	334	111
Donated services and expenses	20,750	-	4,500
Impairment loss on mineral properties	4,264,963	553,846	60,000
Stock and performance based compensation	8,293,581	2,734,955	-
Change in operating assets and liabilities
Prepaid expenses	-	7,060	736
Accounts payable and accrued liabilities	64,595	(13,045)	21,350
Due to related parties	1,500	(12,609)	-
Taxes recoverable	(35,890)	(35,890)	-
Exploration advances	(51,438)	(51,438)	-
Net Cash Used In Operating Activities	(1,803,628)	(1,535,447)	(32,713)
Investing Activities
Mineral property acquisition costs	(59,386)	(5,385)	-
Purchase of property and equipment	(2,001)	-	(2,001)
Net Cash Used In Investing Activities	(61,387)	(5,385)	(2,001)
Financing Activities
Proceeds from share subscriptions received	820,450	820,450	-
Proceeds from issuance of common stock, net	12,837,292	11,957,292	450,500
Net Cash Provided By Financing Activities	13,657,742	12,777,742	450,500
Increase in Cash	11,792,727	11,236,910	415,786
Cash - Beginning of Year	-	555,817	31,199
Cash - End of Year	11,792,727	11,792,727	446,985
Non-cash Investing and Financing Activities
Issuance of common stock for mineral property	2,285,846	548,461	60,000
Issuance of common stock for services	4,113,000	783,000	-
Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

Uranium Star Corp.

(An Exploration Stage Company

Notes to the Financial Statements

December 31, 2006

(Unaudited)

1.

Exploration Stage Company

The business was incorporated in the State of Nevada on March 1, 2004 as Yukon Resources Corp., changing its name on December 22, 2006 to Uranium Star Corp. (the "Company").    The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2006, the Company has never generated any revenue and has accumulated losses of $14,362,468 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company's fiscal year end is June 30.

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

c)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Basic and diluted loss per share is computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive. Shares underlying these securities totaled approximately 28,862,150 as of December 31, 2006.

d)

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Uranium Star Corp.

(An Exploration Stage Company

Notes to the Financial Statements

December 31, 2006

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)

Computer Equipment

Computer equipment is stated at cost, less accumulated amortization, and consists of computer hardware. Amortization of computer hardware is computed using the straight line method over three years.

g)

Mineral Property Costs

The Company has been in the exploration stage since its inception on March 1, 2004, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04 02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units of production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

h)

Long Lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the carrying value of intangible assets and other long lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

i)

Financial Instruments

Financial instruments, which include cash, taxes recoverable, accounts payable and amounts due to related parties, were estimated to approximate their carrying values due to the immediate or short term maturity of these financial instruments. The Company's operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Uranium Star Corp.

(An Exploration Stage Company

Notes to the Financial Statements

December 31, 2006

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

m)

Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified retrospective transition method. The Company had not issued any stock options or share based payments prior to January 1, 2006. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

n)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets"; to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value a

Uranium Star Corp.

(An Exploration Stage Company

Notes to the Financial Statements

December 31, 2006

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

n)

Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.

Computer Equipment

		Accumulated	December 31	June 30
			2006	2006
	Cost	Amortization	Net carrying value
	$	$	$	$
Computer equipment	2,001	778	1,223	1,557

4.

Related Party Balances/Transactions

a)

For the six months ended December 31, 2006, the Company recognized a total of $Nil (December 31, 2005   $3,000) for donated services and $Nil for donated rent (December 31, 2005   $1,500).  The Company pays $3,000 per month to a related company for office administration and rent expense, on a month to month basis. Total administrative and rent expense for the six months ended December 31, 2006 year was $18,000 (December 31, 2005   $Nil).

b)

For the six months ended December 31, 2006, the Company incurred a total of $77,715 (December 31, 2005   $NIL) in consulting fees to directors, officers and a relative of a director.

c)

As at December 31, 2006, the Company owed management or companies controlled by management $1,500 (June 30, 2006 $14,109) for payment of expenditures and rent expense incurred on behalf of the Company.  All amounts are unsecured, non-interest bearing and due on demand.

Uranium Star Corp.

(An Exploration Stage Company

Notes to the Financial Statements

December 31, 2006

(Unaudited)

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

c)

The Company entered into a letter of intent dated March 10, 2006, for an option to acquire a 100% interest in 20 mineral claims located in Finland. The letter of intent is to be replaced by a formal agreement.  The Company paid $50,000 and upon the exercise of the option on August 25, 2006 issued 500,000 shares of common stock pursuant to the Finnish mineral property agreement valued at $410,000.  The cost of the mineral property was initially capitalized.  For the six months ended December 31, 2006, the Company recognized an impairment loss of $460,000, as it has not yet been determined whether there are proven or probable reserves on the property.

d)

The Company entered into a binding letter of intent dated May 2, 2006, for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  The vendor has the right and option to sell an additional 25% undivided interest in the property.  This agreement is subject to a royalty agreement dated May 27, 1992, as amended November 3, 1993.  The vendor had acquired a 100% interest in the property, subject to a 1% NSR on certain claims, and a 0.5% NSR on other claims.  The vendor has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, the Company must issue 2,000,000 shares of common stock  and 2,000,000 warrants, exercisable at $1.00 per share on or before June 1, 2009; and incur aggregate exploration expenditures in the amount of $2,000,000 on the property on or before August 31, 2008 (the "Earn In" period).  The Company has issued the 2,000,000 shares of common stock and warrants relating to the agreement, and incurred aggregate exploration expenditures of $955,700 as December 31, 2006.  During the Earn In period, the vendor will have the additional option to sell its remaining 25% for 1,000,000 common shares and 1,000,000 warrants of the Company.  On August 15, 2006, the Company acquired an additional nineteen mineral claims contiguous to the property in consideration for a payment of $5,385 (CAD$6,000) as an acquisition fee, 150,000 common shares and 75,000 warrants. These shares and warrants were issued on October 4, 2006.  For the six months ended December 31, 2006, the Company recognized an impairment loss of $143,846, as it has not yet been determined whether there are proven or probable reserves on the property.   Refer to Note 6(e).

e)

On August 9, 2006, the Company acquired sixty nine mineral claims located within the Workman Creek Uranium District of central Arizona, and paid $52,244 in property and staking costs which was expensed in mineral exploration costs.

6.

Common Stock

a)

Between May 17 and June 2, 2006, the Company entered into various share subscription agreements for 255,000 share units at a price of $1.00 per unit for proceeds of $255,000.  Each unit consists of one share of common stock and one share purchase warrant. Each warrant will be exercisable at a price of $1.25 per share for a period of 2 years from the date of issuance.  On August 21, 2006, the Company cancelled 25,000 common shares and refunded $25,000 to a shareholder pursuant to the private placement.  The terms of the share subscription agreements were subsequently amended to agree with the same terms and conditions as part of the larger private placement offering with respect to share units in November/December 2006.  On January 16, 2007, the Company issued 460,000 common shares and 460,000 share purchase warrants. Each share purchase warrant is exercisable at $0.75 per share for a period of 2 years from the date of issuance.

Uranium Star Corp.

(An Exploration Stage Company

Notes to the Financial Statements

December 31, 2006

(Unaudited)

6.

Common Stock (continued)

b)

On August 25, 2006 the Company issued 500,000 shares of common stock pursuant to the Finnish mineral property agreement as referred to in Note 5(c).

c)

On September 20, 2006, the Company entered into an agreement for a completion of a private placement involving the issuance of 500,000 share units at $0.50 per unit.  Each unit consists of one common share and one warrant. Each warrant will entitle the holder to purchase one common share at a price of $0.75 for a period of 2 years from the date of closing.  The terms of the share subscription agreements were subsequently amended to agree with the same terms and conditions as part of the larger private placement offering with respect to share units as referred to in note 6 (g). The Company completed the closing on November 1, 2006.

d)

On September 25, 2006, the Company received $179,580 (CAD$200,000) in promissory note proceeds.  The funds were received from the note-holder in order to participate in a future flow-through financing and have been included in common stock subscribed.  In consideration for the funds, the Company issued 360,000 flow-through units on January 4, 2007. Each flow-through unit is comprised of one common share of the Company and one warrant.  One warrant will entitle the holder to acquire one common share of the Company at an exercise price of $0.75 per share for a period 24 months from date of issuance.  In connection with the financing, the Company paid a finder's fee equal to 7% of the gross proceeds raised equal to 25,200 share units.  Each share unit is exercisable underlying warrant is exercisable at $0.50 per unit for a period of 2 years from the date of issue and consists of one common share and one warrant. The underlying warrant arising from the share unit is exercisable at $0.75 per unit for a period of two years.

e)

On October 4, 2006, the Company issued 150,000 common shares with a fair value of $103,500 and 75,000 warrants in connection with the acquisition of nineteen claims contiguous to its mineral property in northern Quebec as described in Notes 5(e).  The warrants are exercisable at $1.00 per share for a period of three years from the date of issuance and have been valued using the Black Scholes option pricing model with an expected dividend yield of 0%, risk-free interest  rate of 4.50%, expected volatility of 108%, and expected life of 3 years.  The recorded fair value of $138,461 was initially capitalized as mineral property acquisition costs and subsequently recognized as an impairment loss.

f)

On December 15, 2006, the Company issued 1,450,000 common shares to directors, officers and consultants at a fair value $ 783,000 as a performance bonus. These shares were valued at an estimated fair market value of $0.54 per share after applying a 50% discount to the quoted market price due to the long-term restrictive nature of the shares issued. Related parties to the Company received 1,075,000 shares.

g)

Between November 1, 2006 and December 31, 2006, the Company closed private placements comprising 9,480,000 flow through share units and 14,590,000 share units for gross proceeds aggregating $ 12,035,000.  An additional 2,885,000 share units were subscribed and issued for which proceeds of $1,442,500 were received subsequent to the end of the quarter. The units were subscribed for with the following terms:

(i)

Each flow through share unit consists of one common share and one-half warrant. Each whole warrant arising from flow-through share subscriptions is exercisable at $0.75 for one common share of the Company for a period of 2 years from the date of issuance.

(ii)

Each share unit consists of one common share and one whole warrant which is exercisable at $0.75 for one common share of the Company for a period of 2 years from the date of issuance.

In connection with the above offering, the Company paid a cash commission of $327,708, issued to brokers and agent 768,250 common shares in consideration of services totaling $668,903 and 1,202,150 broker warrants with an assigned value as calculated using the Black Scholes model of $778,784  as part as the cost of issue.

Uranium Star Corp.

(An Exploration Stage Company

Notes to the Financial Statements

December 31, 2006

(Unaudited)

6.

Common Stock (continued)

h)

Between November 1, 2006 and December 31, 2006, the Company entered into various share subscription agreements for 1,355,000 flow through units and 5,430,000 of non-flow through units pursuant to the terms described above.  As at February 6, 2007, all monies relating to these share units had been received and common shares and share purchase warrants were issued subsequent to the end of the quarter.

7.

Stock Options and Warrants

(i)

Stock Options

Effective March 8, 2006, the Company filed a Form S 8 Registration Statement in connection with its newly adopted 2006 Stock Option Plan ("the "2006 Plan") allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares.  On December 18, 2006, the Stock Option Plan was amended to increase the stock option pool to a maximum of 4,000,000 common shares.  During the six months ended December 31, 2006, the Company granted stock options to acquire 2,755,000 common shares.  The fair value for options granted was estimated at the date of grant using the Black Scholes option pricing model and the weighted average fair value of stock options granted during the period, was $0.84.  For the six months ended December 31, 2006, the Company recorded stock based compensation of $1,951,955 as general and administrative expense.

The following table summarizes the continuity of the Company's stock options:

	Number of Options	Weighted average exercise price
Outstanding, June 30, 2005	-	-
Granted	1,235,250	0.45
Exercised	(255,000)	0.45
Outstanding, June 30, 2006	980,250	0.45
Granted	2,755,000	0.85
Expired	(980,250)	0.45
Outstanding December 31, 2006	2,755,000	0.73

Additional information regarding options outstanding as at December 31, 2006 as follows:

		Outstanding		Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
	Number of	contractual	Exercise	Number of	exercise
Exercise prices	Options	life (years)	price	Options	price
$0.80	755,000	4.50	0.80	755,000	0.80
$0.85	2,000,000	4.92	0.85	2,000,000	0.85
	2,755,000	4.80	0.84	2,755,000	0.84

Uranium Star Corp.

(An Exploration Stage Company

Notes to the Financial Statements

December 31, 2006

(Unaudited)

7.

Stock Options and Warrants (continued)

The weighted average assumptions used are as follows:

	December 31, 2006	June 30, 2006
Expected dividend yield	0%	0%
Risk-free interest rate	4.29 - 4.50%	4.29%
Expected volatility	95 - 111%	123%
Expected option life (in years)	5.00	2.00

(ii)

Warrants

The following table summarizes the continuity of the Company's warrants:

	Number of Warrants	Weighted average exercise price
Outstanding June 30, 2005	-	-
Issued	5,650,000	1.00
Outstanding June 30, 2006	6,650,000	1.00
Granted	20,457,150	0.47
Outstanding, December 31, 2006	26,107,150	$0.59

At December 31, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
3,650,000	$1.00	April 26, 2009
2,000,000	$1.00	June 1, 2009
75,000	$1.00	October 3, 2009
500,000	$0.50	October 12, 2008
320,000	$0.75	November 15, 2008
2,650,000	$0.75	November 24, 2008
371,000	$0.50	November 21, 2008
116,800	$0.50	December 12, 2008
1,670,000	$0.75	December 12, 2008
2,975,000	$0.75	December 14, 2008
679,550	$0.50	December 14, 2008
11,065,000	$0.75	December 21, 2008
25,200	$0.50	December 19, 2008
9,600	$0.50	December 20, 2008
26,107,150

Uranium Star Corp.

(An Exploration Stage Company

Notes to the Financial Statements

December 31, 2006

(Unaudited)

8.

Commitments

a)

On May 2, 2006, the Company entered into an option agreement to earn a 75% interest in 200 mineral claims described in Note 5(d) located in northern Quebec, Canada.   To earn the rights for this 75% interest, the Company must expend $2,000,000 on the property by August 31, 2008.  During the Earn In period, the vendor will have the additional option to sell its remaining 25% for 1,000,000 common shares and 1,000,000 warrants of the Company.

b)

Pursuant to the common share flow-through financing in 2006 described in note 6 (d), (g) and (h), the Company is required to spend $5,597,500 by December 31, 2007 on Canadian Exploration Expenditures in Canada, under the 'look-back' provision governing flow-through shares.

9.

Subsequent Event

Per Note 6 (a), (d) and (h), 1,715,000 flow through common shares, 5,890,000 common shares and 6,927,500 share purchase warrants were issued for gross proceeds received of  $3,802,500 subsequent to the end of the quarter.

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

The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.  We urge you to read this report in conjunction with the risk factors described herein.

BACKGROUND

Company Overview

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

Business Development

UNTIL WE CAN VALIDATE OTHERWISE, THE PROPERTIES OUTLINED BELOW HAVE NO KNOWN MINERAL RESERVES OF ANY KIND AND WE ARE PLANNING PROGRAMS THAT ARE EXPLORATORY IN NATURE.  Further details regarding the Corporation’s properties, although not incorporated by reference,  including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on the Company’s Sagar property in Northern Quebec can be found on the Company’s website:  www.uraniumstar.com

Sagar Property:  Romanet Horst, Labrador Trough, Québec, Canada

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

As required under the letter agreement for the Sagar property, we issued 2,000,000 shares of our common stock to Virginia, together with warrants to purchase an additional 2,000,000 shares of our common stock, exercisable at $1.00 per share for a three year period from the date of issuance. Pursuant to the letter agreement, prior to August 31, 2008, we must also incur aggregate exploration expenditures in the amount of $2,000,000 on the Sagar property.

As at December 31, 2006, we have incurred an aggregate of $955,700 of exploration expenditures on the Sagar property.

As long as Virginia still owns a 25% participating interest in the property, Virginia will have the additional option, at its sole discretion, to sell its remaining 25% joint venture interest in the Sagar property to Uranium Star, subject to a royalty (as defined in the letter agreement with Virginia).  The payment required from Uranium Star for this option is the issuance of 1,000,000 common shares and 1,000,000 warrants to purchase shares of Uranium Star within 10 days of an exercise notice from Virginia.  The common share purchase warrants will be exercisable at a price equal to the weighted average closing price for Uranium Star's common shares for the 20 trading days preceding the date of grant.  They will be valid for a two year period from the date of issuance.  Upon the exercise in full of the warrants, Uranium Star will hold a 100% interest in the Sagar property, subject to the net smelter royal return previously discussed and a 1.5% royalty to Virginia.

Should Uranium Star or the joint venture entity with Virginia discover a potentially exploitable gold deposit with an indicated resource outlined of at least 500,000 ounces of contained gold equivalent (for all precious metals), Virginia shall have, within 90 days of notice from Uranium Star of the discovery, a one-time right to re-acquire a 51% interest in the discovery by issuing a cash payment, or Virginia common shares equivalent to that amount, equal to two and a half times the current expenditures (as defined in our letter agreement with Virginia) incurred by Uranium Star on the discovery prior to Virginia’s election.  Upon receipt of the cash payment or its equivalent value in Virginia’s shares, a joint venture entity will immediately be formed between the parties with Virginia having a joint venture interest equal to 51% and Uranium Star having a joint venture interest equal to 49%.  Upon exercising its back-in right, Virginia would then become the operator of this property.

Sagar Property Highlights

The following are key features of the Sagar property:

•

The geological setting of the property is the northwest trending Romanet Horst within the Labrador Trough. The significant mineral potential of this geological setting is well demonstrated by the abundance and diversity of uranium-gold showings, which range from veins to breccia’s to shear zones. There is locally significant sedimentary-hosted copper mineralization. The most spectacular mineralization found to date is the 500 x 200 meter Mistamisk boulder field which contains 150 boulders that range up to 640 g/t gold and 4.11% uranium, with 70 tested boulders averaging  64.9g/t gold and 1.3% uranium. The boulders discovered within the Mistamisk boulder field range in length from 0.30 to 2.0 metres. Previous work has not determined the bedrock source of this boulder field.

•

Several other uranium-gold showings have been defined on the Sagar property, the most significant being the Viking (grab samples assaying as high as 223 g/t gold and 0.1% uranium), the Eagle (grab samples assaying as high as 5.4 g/t gold and 1% uranium) and the Kish (grab samples assaying as high as 1 g/t gold and 1% uranium) showings.

•

Copper mineralization has been defined in a number of locations, the most significant being the Dehli-Pacific showing, which has reported 4.2% copper over 7.6 meters within a drill hole that intersected a shear zone along a sediment-gabbro contact.

•

Stratabound copper mineralization occurs over 1.5 kilometres of strike length in a host referred to as the Bacon-Ronsin Horizon. In the early 1960s (and prior to the implementation in Canada of National Instrument 43-101 – Standards of Disclosure for Mineral Projects), a mineral resource of 18Mt @ 0.5% copper was outlined in a report by the Hollinger North Shore and Exploration Co. This mineralization is on strike from the Sagar property.

We are currently up to date with all obligations required to maintain our option in good standing.

On June 2, 2006, we announced that we have retained Hadyn Butler, P.Geo. and Craig Scherba, P.Geo as independent qualified persons to author a report with respect to the Sagar property in compliance with Canada's National Instrument 43-101.

Ferderber Claims

Uranium Star has been granted the right to acquire a 100% undivided right, title and interest in and to 19 mining claims (0036315, 0036316, 0036317, 0036318, 0036319, 0036320, 0036321, 0036322, 0036323, 0036324, 0036325, 0036326, 0036327, 0030649, 0030650, 0030640, 0030638, 0030612, 0030613) held by Mr. Peter Ferderber, covering an area of approximately 64 hectares located in the Central Labrador Trough Region of Quebec, 13 of which are contiguous to Uranium Star’s Sagar property.

In consideration of Uranium Star receiving a 100% interest in these claims (free and clear of all encumbrances), subject to any net smelter return royalties, Uranium Star delivered a cash payment of $6,000, 150,000 shares of Uranium Star’s common stock and a warrant exercisable for 75,000 of Uranium Star’s common shares, exercisable at $1.00 for a three year period from date of issuance.

Underlying Royalty (NSR)

Mr. Ferderber retains a 1% net smelter return royalty on this property and agreed that Uranium Star shall have a first right of refusal to purchase the 1% net smelter return royalty should Mr. Ferderber, at his sole discretion, elect to sell the royalty.

Ferderber Claims Highlights

Mr. Ferderber has represented to us that the claims are all in good standing and will allow Uranium Star the necessary time to evaluate the property to determine the required exploration activity and subsequent expenditures, if any. Uranium Star must incur sufficient exploration expenditures to ensure that the necessary assessment requirements are satisfied in order to keep the claims in good standing. If Uranium Star elects not to maintain any claims in good standing, it must then provide Mr. Ferderber with sufficient notice to allow the applicable claim(s) to be put in good standing at Mr. Ferderber’s sole discretion.

Mr. Ferderber and Uranium Star have agreed that their agreement will form the basis for drafting a more detailed purchase and sale agreement between the parties in conjunction with legal counsel. Uranium Star has issued all required cash payments and securities in order to exercise its option under this agreement and now holds title to a 100% undivided right, title and interest in and to the 19 mining claims outlined above. The formal purchase and sale agreement has not yet been concluded.

Workman Creek Claims

On August 9, 2006, Uranium Star acquired 69 mineral claims within the Workman Creek Uranium District of Central Arizona.  These claims cover the strike extension of the northerly trending, uranium mineralized structures that crosscut the Dripping Spring Quartzite Formation in that district of Arizona.

We are currently up to date with all obligations required to maintain our property holdings in good standing.

Finland

We entered into a letter of intent dated March 10, 2006 with Apofas Ltd., for an option to acquire a 100% interest in 20 mineral claims located in Finland covering an area of about 150 square kilometers.  Seventeen of these claim reservations occur within the Paleo-Proterozoic Kusamo Schist Belt of northeastern Finland.  Past drilling in that area by Agricola Resources has intersected 0.33% uranium oxide (U3O8) over 0.90 metres.  The remaining reservations occur within the Koli geographic province of eastern Finland, which contains the past producing Paukkajanvaara unconformity style uranium deposit.

Of the 20 claim reservations identified in our letter of intent with Apofas, we were granted 19.5 by the Finnish government on April 12, 2006 totaling an area of approximately 150 square kilometers. Pursuant to the letter of intent, we acquired the exclusive right to stake claims on the reserved areas by making non-refundable cash payments of $50,000 and issuing 500,000 shares to Apofas.

Further to our agreement with Apofas, we also had exclusivity on any Uranium Star claim reservations Apofas identified or filed for a further one year period. Apofas did identify an additional 7 areas totaling approximately 49 square kilometers and filed claim reservations with the Finnish Government on our behalf. The additional claim reservations were approved by the Government on October 3, 2006. This brings our total claim reservation land package to approximately 199 square kilometers.

We have one year to complete our evaluation and determine which claim reservations will be converted into mining claims. We are currently up to date with our obligations for maintaining these property holdings in good standing.

The cost of the mineral property and the fair value ascribed to the 500,000 common shares was initially capitalized. As at December 31, 2006, we recognized a cumulative impairment loss of $460,000, as it has not yet been determined whether there are proven or probable reserves on this property.

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

Plan of Operation

Our plan of operations for the period until December 31, 2008 is to complete the following objectives within the time periods specified, subject to our obtaining the necessary funding and/or permits for continued exploration of the mineral properties.

The following table summarizes the anticipated exploration expenditures on our current properties for the period until December 31, 2008.

ESTIMATED EXPLORATION BUDGET
	2007	2008	Totals
Sagar Project (includes Ferderber Claims)	5,500000	7,000,000	12,500,000
Arizona	100,000	500,000	600,000
Finland	500,000	800,000	1,300,000
Other	-	2,000,000	2,000,000
Totals	6,100,000	10,300,000	16,300,000

Sagar Property

The Sagar property is the Company’s primary exploration target as it shows signs of possessing significant grades for both uranium and gold.

Given the encouraging results of the first phase of exploration, Uranium Star has commenced the following geophysical program.  The exploration program is being designed and implemented by GeoVector Management Inc. (GeoVector) of Ottawa, Ontario and Tiaga Consultants Ltd of Calgary, Alberta.

Exploration Program Summary

1.

OBJECTIVES

Eight target areas were identified for further investigation during the summer exploration program.  The main objectives were to "complete the process of project familiarization, to obtain a property-wide layer of chemical information, and to evaluate and prioritize the existing targets, in order to intelligently recommend further work (geophysics/drilling)".  The fieldwork consisted of a water survey (to delineate concealed uranium, gold and copper targets), quaternary investigations, and prospecting/reconnaissance geology.  In conjunction with this fieldwork, a significant amount of time was spent updating the GIS database.  The Sagar camp was refurbished and improved to provide a fully functional base camp, which can accommodate up to 16 field personnel.  For the period to December 31, 2006, we incurred an aggregate of approximately $955,700 for exploration expenses in connection with the Sagar property.

2.

GEOCHEMICAL SAMPLING

Uranium Star’s geochemical consultant was on site from July 25 to August 9, 2006.  He conducted a comprehensive water-sampling program during which a total of 599 samples were collected from narrow streams and small ponds and these have been sent to Activation Laboratories for analysis.

3.

QUATERNARY INVESTIGATIONS

Uranium Star’s quaternary specialist was on site from July 25 to August 11, 2006 during which time he undertook a general overview of the quaternary geology of the horst and environs, including obtaining 136 measurements of ice flow direction.  Particular attention was paid to the Mistamisk boulder field, where he carefully examined the various boulders, and collected eight site till samples as well as nine regional till samples.  These samples have been sent to Overburden Drilling Management in Ottawa for processing (gold grain count, assessment of the heavy metal concentrate, etc.), and the fine fraction has been sent to Activation Laboratories for analysis.

4.

GEOLOGY AND PROSPECTING

Reconnaissance geology and prospecting was conducted over the nine identified targets.  This work enabled GeoVector to become familiar with the geology and mineral showings of the northwestern Romanet Horst, which resulted in the discovery of several new showings and aided in the ongoing development of geological ideas and exploration strategy for the Sagar project.

Approximately 140 rock samples were collected during prospecting and geological reconnaissance.  Samples were collected from both previously known and from newly discovered mineralized showings and boulders.  These samples have similarly been sent to Activation Laboratories, and are being analyzed for a package of over 48 elements, including gold, copper, silver and uranium.

5.

PRIORITY TARGETS

Based on the summer work program a number of the initial targets were prioritized and these are summarized below.

A.

Royal Montreal Target

This target encompasses the Mistamisk boulder field, consisting of in the order of 150 boulders with an average grade of 50 g/t gold and 0.3% uranium (see press release of July 13, 2006).  A Uranium Star assay of a sample from a newly discovered boulder assayed 43.4 g/t gold and 1.45% uranium, confirming the high tenor previously reported from the boulder field.  Investigations into the quaternary geology in and adjacent to the boulder field suggest that the boulders were transported a relatively short distance (less than 5 km) in a north to north-northeast direction.  Gold was panned from the till underlying the boulder field, implying that the mineralized boulders are an integral part of the till, which in turn suggests that the source of the boulders could be determined by persistent examination of the till in three dimensions by utilizing overburden drilling.

B.

Capilano Target

A second priority target is an interpreted northwest-trending structure parallel to the margins of the Romanet Horst, located in the north-central part of the horst and controlling at least two gold-uranium showings-Eagle and Kish.  One possibility is that the mineralization seen on surface represents leakage from an underlying, larger deposit, likely associated with the Archean unconformity at the base of the horst.  Deep drilling would be necessary to test this theory.

C.

Crowbush Target

A major east-northeast trending geophysical discontinuity transects the Romanet Horst in the southern part of the Uranium Star claims.  This structure has not received much previous exploration attention.  New uranium occurrences were discovered along the structure, and new copper occurrences were found close to two previously known small copper showings, one in the western part of the structure and one in the eastern part.  Assays of three uranium grab samples from the eastern part (Paintbrush showing area) produced results ranging from 0.98 to 5.53% copper and 0.12 to 0.21 g/t gold.  Assays from the other occurrences within this structure are pending.

D.

St. George’s Target

The eastern margin of the horst contains a number of polymetallic showings which include i) Osprey (GM) with previous reported grab samples of up to 4.88% uranium oxide (U3O8) and 5.3 g/t gold

(different samples); ii) Le Geant (Chibtown), with previous grab samples of up to 2.25% copper (see Press Release of August 15, 2006); iii) Delhi Pacific, where previous drilling intersected 4.2% copper over 7.6 m; iv) Greywolf (Taché Lake), where previous drilling is reported to have intersected 3.5 g/t gold over 1m; v) Redtail (Simon), where highly radioactive felsic dikes cut fine-grained mafic rocks; and several other less significant copper-gold showings.  These showings have all been visited and sampled; assays are pending.

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

The cost of the programs is estimated at $175,000.

Exploration Program Highlights.

The spectacular mineralization found in the Mistamisk Boulder Field has fueled an ongoing drive to discover its source.  The Mistamisk Boulder field is approximately 500 x 200 meters in size and contains which contains more than150 boulders.  In reports obtained by Virginia Mines, 70 tested boulders averaged 64.9g/t gold and 1.3% uranium, with values of up to 640 g/t gold and 4.11% uranium.  Uranium Star is the direct beneficiary of the extensive exploration efforts incurred by Hemlo, Inmet, Virginia Mines and LaForge, among others.  These efforts have provided very extensive insights through studies and exploration relating to the location of the Mistamisk Boulder field as well as Sagar property is characterized by an impressive amount of uranium, gold, copper and lead/zinc mineralization of different styles and potential deposit models.  Armed with this historical data, Uranium Star in the summer of 2006 conducted an extensive field exploration program.  The results of this program have provided 600 water samples, with some samples returning high levels of uranium, quaternary work that has confirmed the direction of the ice flow, and the discovery of new highly mineralized uranium boulders to the North and South of the Mistamisk Boulder field.  We now believe that the source area of the boulder field has been identified and is now planning a Winter Program to quantify this conclusion.

Future Programs

Based on the positive and encouraging results from the recent exploration programs, we intend to continue to aggressively explore the Sagar property.  A first stage drill program is now being developed based on all historical results and data for early spring with a second phase of drilling and additional exploration work to follow in the summer of 2007.  The second stage drill program will be based on all compiled results as well as the first stage drilling results.  We intend to spend another $5,500,000 on the Sagar and Ferderber Properties over the next 12 months bringing the cumulative total to $6,500,000.  Actual exploration programs and expenditures will be continually reviewed and approved by the Board of Directors in consultation with Uranium Star’s consultants.

Workman Creek Uranium District Assets - Gila County, Arizona

Based on the initial property assessment and available historical data, the following exploration program is planned for the next 12 to 18 months:

•

compile existing historical data;

•

apply for and obtain required exploration/mining permits from all applicable regulatory bodies;

•

conduct environmental baseline study if required;

•

conduct comprehensive soil, vegetation and water sampling program; and

•

generate geological report summarizing results and outlining next phase of exploration.

An exploration budget of up to $100,000 is allocated for this project over the next 12 months.  Actual exploration programs and expenditures will be continually reviewed and approved by the Board of Directors in consultation with the Corporation’s Geologists.

Finland

Based on the initial property assessment and available historical data, the following exploration program is planned for the next 12 months:

•

compile existing historical data;

•

apply for and obtain required exploration/mining permits from all applicable regulatory bodies;

•

conduct environmental baseline study if required;

•

conduct comprehensive soil, vegetation and water sampling program;

•

generate geological report summarizing results and outlining next phase of exploration; and

•

hire a local or European based Geological Consulting Group to assist in:  geological assessment work, obtaining required permitting, secure drilling contracts, logistical support and to conduct exploration programs under the direction of Tiaga Consultants Inc, the Corporation’s Consulting Geologists.

An exploration budget of up to $500,000 is allocated for this project over the next 12 months.  Actual exploration programs and expenditures will be continually reviewed and approved by the Board of Directors in consultation with the Corporation’s Geologists.

Peter’s Creek

Currently, we do not plan to conduct any significant exploration work on this property.  The Corporation will perform any required work or permitting to ensure the property is kept in good standing.  Actual exploration programs and expenditures will be continually reviewed and approved by the Board of Directors in consultation with the Corporation’s Geologists.

Other Expenses

We anticipate spending approximately $200,000 in ongoing general and administrative expenses per quarter for the next twelve months.  These general and administrative expenses will consist primarily of professional fees for the accounting, audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  However, the overall general and administration expenses will vary in direct proportion with the level of activity relating to future acquisitions and exploration programs.

Cautionary Note

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

Results of Operations

We have had no operating revenues since our inception on March 1, 2004 through to the quarter ended December 31, 2006. Our activities have been financed from the proceeds of sales of our common stock.

For the period from inception, March 1, 2004, to December 31, 2006, we incurred total expenses of $14,362,468.  These expenses included $4,264,963 in impairment losses on mineral properties, $378,264 in professional fees, a foreign exchange translation loss of $71,121 and general and administrative expenses of $8,619,094. We also incurred mineral exploration costs of $1,000,777.  We expensed a total of $12,500 for donated services and $6,250 for donated rent both provided by our former President.

Liquidity and Capital Resources

As at December 31, 2006, the Company has working capital of $15,597,518 and accumulated losses of $14,362,428 since our inception.  Assuming we implement our estimated exploration budget as previously discussed, we anticipate having to raise additional funds in the third or fourth quarters of 2008.  However, depending on economic conditions, on any changes in our exploration budget and plan of operation and on facts and circumstances, we may determine to raise additional funds sooner or we may postpone such fund-raising.

Issuances of securities

We have funded our business to date from sales of our common stock.  During the six months ended December 31, 2006, the Company completed the following private placements on our securities.

On July 30, 2006, the Company granted options to purchase up to 755,000 shares of the Company’s common shares to certain of the Company’s officers and consultants. The options are exercisable at a price of $0.80 per share and expire on July 31, 2011.

On August 25, 2006, we issued 500,000 common shares in consideration for of 19.5 mineral claims located in Finland. These shares were issued in reliance on the exemption for sales of securities not involving a public offering provided under Section 4(2) of the Securities Act.

On September 20, 2006, we entered into a private placement agreement to issue 500,000 share purchase units at $0.50 per unit. Each unit is comprised of one common share and one warrant exercisable for one common share at a price of $0.75 per share for a period of three years from the date of closing. A prepayment of $75,000 was received and the final payment of $175,000 was received on October 12, 2006. The terms of the share subscription agreement were subsequently amended to agree to the same terms and conditions as part of the larger private placement commencing on November 2006. On November 1, 2006, the Company issued 460,000 common shares and 460,000 warrants in connection to the share subscriptions. Each warrant is exercisable at $0.75 per share for a period of two years from the date of issuance.

On September 25, 2006, we raised approximately $179,580 (CAD$200,000) by issuing a promissory note.  On January 4, 2007 we issued 360,000 flow-through units at $0.50 per flow-through unit on conversion of the promissory note into securities of the Company. One flow-through unit consisted of one common share and one warrant. One warrant is exercisable at $0.75 per share for a period of two years from the date of issuance.

In connection with the financing on September 25, 2006, we paid a finder’s fee of CAD$14,000 or 7% of the gross proceeds raised in the form of 25,200 of our common shares.

We completed these issuances of securities in reliance upon the exemption provided by Section 4(2) under the Securities Act for a transaction not involving a public offering and Regulation D promulgated thereunder and pursuant to Regulation S of the Securities Act. All purchasers of common shares pursuant to Rule 903(a) and (b)(3) of Regulation S represented to us that they resided outside of, and were not citizens of, the United States. We did not engage in a distribution of this offering in the United States. Each purchaser represented his, her or its intention to acquire the securities for investment only and not with a view towards distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make and informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of these purchasers.

On October 4, 2006, we issued 150,000 shares of common stock and warrants exercisable for 75,000 shares of common stock in connection with our acquisition of mining claims from Mr. Ferderber.  These securities were issued under Section 4(2) of the Securities Act.

On November 27, 2006, the Company granted options to purchase up to 2,000,000 shares of the Company’s common shares to certain of the Company’s officers and consultants. The options are exercisable at a price of $0.85 per share and expire on November 26, 2011.

On December 15, 2006, we issued 1,450,000 shares of common stock to directors, officers and consultants at a fair value of $783,000.  Related parties to the Company received 1,075,000 shares.  These securities were issued under Section 4(2) of the Securities Act.  These shares were issued in reliance on the exemption for sales of securities not involving a public offering as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act.

Between November 1, 2006 and December 31, 2006, the Company closed private placements comprising 9,480,000 flow through share units and 14,590,000 share units for gross proceeds aggregating $ 12,035,000.  An additional 2,885,000 share units were subscribed and issued for which proceeds of $1,442,500 were received subsequent to the quarter. The units were subscribed for with the following terms:

(i)  each flow through share unit consists of one common share and one-half warrant. Each whole warrants arising from flow-through share subscription is exercisable at $0.75 for one common share of the Company for a period of two years from the date of issuance; and

(ii)  each share unit consists of one common share and one whole warrant which is exercisable at $0.75 for one common share of the Company for a period of two years from the date of issuance.

In connection with the above offering, the Company paid a cash commission of $327,708, issued to brokers and agent 768,250 common shares in consideration of services totaling $668,903 and 1,202,150 broker warrants with an assigned value as calculated using the Black Scholes model of $778,784  as part as the cost of issue.

Between November 1, 2006 and December 31, 2006, the Company entered into various share subscription agreements for 1,355,000 flow through units and 5,430,000 of non-flow through units pursuant to the terms described above.  As at February 6, 2007, all monies relating to these share units had been received and common shares and share purchase warrants were issued subsequent to the end of the quarter.

We issued these securities outside the United States in reliance upon the exclusion from registration provided by Rule 903 of Regulation S promulgated pursuant to the Securities Act.

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

Foreign exchange matters

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the six months ended December 31, 2006. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-KSB as of June 30, 2006.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material currently pending legal proceedings to which the Company is a party and, to the Company's knowledge, no proceedings are contemplated against the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Between May 17 and June 2, 2006, the Company entered into various share subscription agreements for 255,000 share units at a price of $1.00 per unit for proceeds of $255,000.  Each unit consists of one share of common stock and one share purchase warrant. Each warrant will be exercisable at a price of $1.25 per share for a period of two years from the date of issuance.  On August 21, 2006, the Company cancelled 25,000 common shares and refunded $25,000 to a shareholder pursuant to the private placement.  The terms of the share subscription agreements were subsequently amended to agree with the same terms and conditions as part of the larger private placement offering with respect to share units in November/December 2006.  On January 16, 2007, the Company issued 460,000 common shares and 460,000 share purchase warrants. Each share purchase warrant is exercisable at $0.75 per share for a period of two years from the date of issuance.

On July 30, 2006, the Company granted options to purchase up to 755,000 shares of the Company’s common shares to certain of the Company’s officers and consultants. The options are exercisable at a price of $0.80 per share and expire on July 31, 2011.

On August 25, 2006, we issued 500,000 common shares in consideration for 19.5 mineral claims located in Finland. These shares were issued in reliance on the exemption for sales of securities not involving a public offering as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act.

On September 26, 2006, we entered into a private placement agreement to issue 500,000 share purchase units at $0.50 per unit. Each unit is comprised of one common share and one warrant exercisable for one common share at a price of $0.75 per share for a period of three years from the date of closing. A prepayment of $75,000 was received and the final payment of $175,000 was received on October 12, 2006. The terms of the share subscription agreement were subsequently amended to agree to the same terms and conditions as part of the larger private placement commencing on November 2006. On November 1, 2006, the Company issued 460,000 common shares and 460,000 warrants in connection to the share subscriptions. Each warrant is exercisable at $0.75 per share for a period of two years from the date of issuance. These shares were issued in reliance on the exemption for sales of securities not involving a public offering as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act.

On September 25, 2006, we raised approximately $179,580 (CAD$200,000) by issuing a promissory note.  On January 4, 2007 we issued 360,000 flow-through units at $0.50 per flow-through unit on conversion of the promissory note into securities of the Company. The flow-through unit consists of one common share and one warrant. One warrant is exercisable at $0.75 per share for a period of two years from the date of issuance. In connection with the financing on September 25, 2006, we paid a finder’s fee of CAD$14,000 or 7% of the gross proceeds raised in the form of 25,200 of our common shares.

We completed these issuances of securities in reliance upon the exemption provided by Section 4(2) under the Securities Act for a transaction not involving a public offering and Regulation D promulgated thereunder and pursuant to Regulation S of the Securities Act. All purchasers of common shares pursuant to Rule 903(a) and (b)(3) of Regulation S represented to us that they resided outside of, and were not citizens of, the United States. We did not engage in a distribution of this offering in the United States. Each purchaser represented his, her or its intention to acquire the securities for investment only and not with a view towards distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make and informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of these purchasers.

On October 4, 2006, we issued 150,000 shares of common stock and warrants exercisable for 75,000 shares of common stock in connection with our acquisition of mining claims from Mr. Ferderber.  These shares were issued in reliance on the exemption for sales of securities not involving a public offering as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act.

On November 27, 2006, the Company granted options to purchase up to 2,000,000 shares of the Company’s common shares to certain of the Company’s officers and consultants. The options are exercisable at a price of $0.85 per share and expire on November 26, 2011.

On December 15, 2006, we issued 1,450,000 shares of common stock to directors, officers and consultants at a fair value of $783,000.  Related parties to the Company received 1,075,000 shares. These shares were issued in reliance on the exemption for sales of securities not involving a public offering as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act.  These shares were issued in reliance on the exemption for sales of securities not involving a public offering as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act.

Between November 1, 2006 and December 31, 2006, the Company closed private placements comprising 9,480,000 flow through share units and 14,590,000 share units for gross proceeds aggregating $12,035,000.  An additional 2,885,000 share units were subscribed and issued for which proceeds of $1,442,500 were received subsequent to the quarter. The units were subscribed for with the following terms:

(i)  each flow through share unit consists of one common share and one-half warrant. Each whole warrants arising from flow-through share subscription is exercisable at $0.75 for one common share of the Company for a period of two years from the date of issuance; and

(ii)  each share unit consists of one common share and one whole warrant which is exercisable at $0.75 for one common share of the Company for a period of two years from the date of issuance.

In connection with the above offering, the Company paid a cash commission of $327,708, issued to brokers and agent 768,250 common shares in consideration of services totaling $668,903 and 1,202,150 broker warrants with an assigned value as calculated using the Black Scholes model of $778,784  as part as the cost of issue.

Between November 1, 2006 and December 31, 2006, the Company entered into various share subscription agreements for 1,355,000 flow through units and 5,430,000 of non-flow through units pursuant to the terms described above.  As at February 6, 2007, all monies relating to these share units had been received and common shares and share purchase warrants were issued subsequent to the end of the quarter.

We issued these securities outside the United States in reliance upon the exclusion from registration provided by Rule 903 of Regulation S promulgated pursuant to the Securities Act. All purchasers of common shares pursuant to Rule 903(a) and (b)(3) of Regulation S represented to us that they resided outside of, and were not citizens of, the United States. We did not engage in a distribution of this offering in the United States. Each purchaser represented his, her or its intention to acquire the securities for investment only and not with a view towards distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make and informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of these purchasers.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended December 31, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the quarter ended December 31, 2006.

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

URANIUM STAR CORP.

Date: February 14, 2007

By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon
Chief Executive Officer

/s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

--------------------------------------------------------------------

In connection  with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange  Act of 1934 on Form 10-QSB of Uranium Star Corp.(the "Company") for the period ended December 31, 2006, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, CEO of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

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

Dated:  February 14, 2007

      By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon
          Chief Executive Officer

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14b) and Rule 15d-14(b)(17 CFR  240.15d-14(b))  under the Securities Exchange Act of 1934 and Section  1350 of Chapter 63 of Title 18 of the United States Code

--------------------------------------------------------------------

In  connection  with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of Uranium Star Corp.(the "Company") for the period ended December 31, 2006, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I,    Richard E. Schler, the Company’s Chief Financial Officer, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

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

Dated:  February 14, 2007

 /s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Uranium Star Corp. (the "Company") on Form 10-QSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By   /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon

Chief Executive Officer

Date:  February 14, 2007

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Uranium Star Corp. (the "Company") on Form 10-QSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,  Richard E. Schler, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

        By  /s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Date:  February 14, 2007