Form 10KSB/A
period 2006-06-30
Uranium Star Corp.
filed 2007-03-21
CIK 1302084

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1
TO
FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number:  333-118980

URANIUM STAR CORP.

(name of small business issuer as specified in its charter)

Nevada	20-0803515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 – 141 Adelaide Street West, Toronto, Ontario, Canada M5H 3L5
(Address of principal executive offices)

(416) 364-7024
(Issuer’s telephone number)

YUKON RESOURCES CORP.

(Former name or former address, if changed since last report)

Securities Registered Under Section 12(b) of the Exchange Act:

None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes        No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB.

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

Yes        No

EXPLANATORY NOTE

Uranium Star Corp. (formerly known as Yukon Resources Corp.) (the “Company” or the “Registrant”) is filing this Amendment No. 1 to its Annual Report on From 10-KSB for the year ended June 30, 2006 (“Original Filing”), for the purposes of correcting the name of the reports certified by the Chief Executive Officer and the Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications are found in Exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment does not amend or restate any information contained in the Original Filing and does not purport to update any recent events or developments to the date of the Original Filing.

ITEM 13.

EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	By-Laws(1)
4.1	2006 Stock Option Plan(2)
10.1	Property Agreement(1)
10.2	Trust Agreement 1(1)
10.3	Trust Agreement 2(1)
10.4	Trust Agreement 3(1)
10.5	Trust Agreement 4(1)
10.6	Letter of Intent effective March 10, 2006 with Apofas Ltd.(3)
10.7	Letter agreement effective May 12, 2006 with Virginia Mines Inc. (4)
14.1	Code of Ethics*
23.1	Consent of Independent Auditors*
31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Summary Report on the Peter's Creek Placer Gold Property(5)
99.2	Progress Report on the Peter's Creek Gold Property(6)
99.3	Peter's Creek Gold Property Outline(6)

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

*

Previously filed.

25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM STAR CORP.

March 21, 2007	/s/ J.A. Kirk McKinnon ____________________________ Name: J.A. Kirk McKinnon Title: President, Chief Executive Officer and Director

March 21, 2007	/s/ Richard E. Schler ____________________________ Name: Richard E. Schler Title: Vice-President, Chief Financial Officer and Director