Form 10QSB
period 2007-03-31
Uranium Star Corp.
filed 2007-05-15
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51151

Uranium Star Corp.

(Name of small business issuer in its charter)

Nevada	20-0803515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 – 141 Adelaide Street West, Toronto, Ontario M5H 3L5

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

(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ¨

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes  ¨    No   ☒

As of  May 10, 2007, there were 66,849,969 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes  ¨    No   ☒

Uranium Star Corp.

Part I.  Financial Information

Page

Item 1.

Financial Statements and Notes to Financial Statements

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

2

Item 3

Controls and Procedures

14

Part II.  Other Information

Item 1.

Legal Proceedings

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3.

Defaults Upon Senior Securities

21

Item 4.

Submission of Matters to a Vote of Security Holders

21

Item 5.

Other Information

21

Item 6.

Exhibits

22

Signatures

23

PART I

  FINANCIAL INFORMATION

Item 1.

Financial Statements and Notes to Financial Statements

PART 1 FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended June 30, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

.

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

(An Exploration Stage Company)

(Unaudited)

March 31, 2007

Index

Balance Sheets

F 1

Statements of Operations

F 2

Statements of Cash Flows

F 3

Notes to the Financial Statements

F 4

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

(An Exploration Stage Company)

Interim Balance Sheets

(Expressed in US dollars)

(Unaudited)

	March 31,	June 30,
	2007	2006
	$	$

ASSETS

Current Assets

Cash and term deposit	13,449,459	555,817
Stock subscription receivable	50,000	-
Prepaid expenses	-	7,060
Exploration contract advances	115,421	-
Taxes recoverable	65,487	-
Total current assets	13,680,367	562,877

Equipment (Note 3)	37,805	1,557

Total Assets	13,718,172	564,434

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	155,140	77,640
Due to related parties	-	14,109
Total Liabilities	155,140	91,749

Commitments (Notes 1 and 8)

Stockholders’ Equity

Common stock, 125,000,000 shares authorized (June 30, 2006 – 75,000,000), $0.001 par value, 66,778,183 issued and outstanding (June 30, 2006 – 27,455,000)	66,777	27,455

Additional paid-in capital	34,577,659	9,813,288

Common stock subscribed	-	255,000

Donated capital (Note 4)	20,750	20,750

Deficit accumulated during the exploration stage	(21,102,154)	(9,643,808)
Total stockholders’ equity	13,563,032	472,685
Total Liabilities and Stockholders’ Equity	13,718,172	564,434

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

(An Exploration Stage Company)

Interim Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated From March 1, 2004 (Date of Inception) To March 31,	For the 3 months Ended March 31		For the 9 months Ended March 31
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Advertising	8,720	-	-	-	-
Amortization	2,880	2,101	167	2,435	278
Donated services and expenses (Note 4)	18,750	-	2,250	-	6,750
Foreign currency transaction gain	13,284	(57,837)	493	18,824	(714)
General and administrative	12,318,841	3,698,047	369,576	6,611,246	379,852
Impairment loss on mineral properties	5,766,248	1,502,985	10,000	2,056,831	74,000
Mineral exploration	2,324,844	1,324,067	-	2,235,985	22,479
Professional fees	648,587	270,323	6,600	533,025	25,850
Total expenses	21,102,154	6,739,686	389,086	11,458,346	508,495
Net loss	(21,102,154)	(6,739,686)	(389,086)	(11,458,346)	(508,495)

Net Loss Per Share – Basic and Diluted	-	(0.10)	(0.02)	(0.27)	(0.03)

Weighted Average Shares Outstanding	-	66,778,183	19,673,000	42,293,915	19,097,000

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

Interim Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	Accumulated From March 1, 2004 (Date of Inception) To March 31 2007 $	For the 9 months Ended March 31 2007 $	For the 9 months Ended March 31 2006 $

Operating Activities

Net loss	(21,102,154)	(11,458,346)	(508,495)

Adjustments to reconcile net loss to net cash Used in operating activities
Amortization	2,880	2,435	278
Donated services and expenses	20,750	-	6,750
Foreign currency transaction gain	-	-	(430)
Impairment loss on mineral properties	5,766,248	2,056,831	74,000
Stock-based compensation	11,941,851	6,383,225	309,554

Change in operating assets and liabilities
Prepaid expenses	-	7,060	1,137
Accounts payable and accrued liabilities	155,140	77,500	2738
Due to related parties	-	(14,109)	-
Exploration advances	(115,421)	(115,421)	-
Taxes recoverable	(65,487)	(65,487)	-
Net Cash Used in Operating Activities	(3,396,193)	(3,126,312)	(114,468)

Investing Activities

Mineral property acquisition costs	(378,575)	(326,275)	(14,000)
Purchase of equipment	(40,685)	(38,683)	(2,001)
Net Cash Used in Investing Activities	(419,260)	(364,958)	(16,001)

Financing Activities

Proceeds from share subscriptions received	255,000	-	-
Proceeds from issuance of common stock – net	17,009,912	16,384,912	565,250
Net Cash Provided By Financing Activities	17,264,912	16,384,912	565,250

Increase in Cash	13,449,459	12,893,642	434,781

Cash – Beginning of Year	-	555,817	31,199

Cash – End of Year	13,449,459	13,449,459	465,980

Non-cash Investing and Financing Activities
Issuance of common stock for mineral property	3,362,000	1,630,000	60,000
Issuance of common stock for services	4,113,000	783,000	-

Supplemental Disclosure
Interest Paid	-	-	-
Income taxes paid	-	-	-

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

March 31, 2007

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2007, the Company has never generated any revenue and has accumulated losses of $21,102,154 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Basic and diluted loss per share is computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive. Shares underlying these securities totaled approximately 44,362,250 as of March  31, 2007.

d)

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in these financial statements.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

March 31, 2007

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)

Equipment

Equipment is stated at cost, less accumulated amortization, and consists of computer hardware and exploration equipment. Amortization of computer hardware is computed using the straight line method over three years and exploration equipment is amortized over five years on a straight line basis.

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

(An Exploration Stage Company)

Notes to the Financial Statements

March 31, 2007

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements Nos. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of FASB Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

March 31, 2007

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements Nos. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.

Computer Equipment

		Accumulated	March 31	June 30
			2007	2006
	Cost	Amortization	Net carrying value
	$	$	$	$

Computer Equipment	2,001	946	1,055	1,557
Exploration equipment	38,684	1,934	36,750	-
	40,685	2,880	37,805	1557

4.

Related Party Balances/Transactions

a)

For the nine months ended March 31, 2007, the Company recognized a total of $Nil (March 31, 2006 -  $4,500) for donated services and $Nil for donated rent (March 31, 2006 -  $2,250).  The Company incurs $3,000 per month to a related company for office administration and rent expense, on a month to month basis. Total rent expense for the nine months ended March 31, 2007 was $12,500 (March 31, 2006 -  $Nil).

b)

For the nine months ended March 31, 2007, the Company incurred a total of $146,185  (March 31, 2006 -  $NIL) in consulting fees to directors, officers and a relative of a director.

c)

On December 15, 2006, the Company issued 1,450,000 common shares to directors, officers and consultants at a fair value of $783,000. These shares were valued at an estimated fair market value of $0.54 per share after applying a 50% discount to the quoted market price due to the long-term restrictive nature of the shares issued. Related parties to the Company received 1,075,000 shares.

d)

For the nine months ended March 31, 2007 the Company granted 4,900,000 stock options to directors, officers and a relative of a director as referred to in note 7(a).

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

March 31, 2007

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

c)

The Company entered into a letter of intent dated March 10, 2006, for an option to acquire a 100% interest in 20 mineral claims located in Finland. The letter of intent is to be replaced by a formal agreement.  The Company paid $50,000 and upon the exercise of the option on August 25, 2006 issued 500,000 shares of common stock pursuant to the Finnish mineral property agreement valued at $410,000.  The cost of the mineral property was initially capitalized.  For the nine  months ended March 31, 2007, the Company recognized an impairment loss of $410,000, as it has not yet been determined whether there are proven or probable reserves on the property.  As at March 31, 2007,  the cumulative impairment loss recognized was $460,000.

d)

The Company entered into a binding letter of intent dated May 2, 2006, for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  The vendor has the right and option to sell an additional 25% undivided interest in the property.  This agreement is subject to a royalty agreement dated May 27, 1992, as amended November 3, 1993.  The vendor had acquired a 100% interest in the property, subject to a 1% NSR on certain claims, and a 0.5% NSR on other claims.  The vendor has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, the Company must issue 2,000,000 shares of common stock  and 2,000,000 warrants, exercisable at $1.00 per share on or before June 1, 2009; and incur aggregate exploration expenditures in the amount of $2,000,000 on the property on or before August 31, 2008 (the "Earn In" period).  The Company has issued the 2,000,000 shares of common stock and warrants relating to the agreement, and incurred aggregate exploration expenditures of $2,225,314 as at March 31, 2007.  During the Earn In period, the vendor will have the additional option to sell its remaining 25% for 1,000,000 common shares and 1,000,000 warrants of the Company.  On August 15, 2006, the Company acquired an additional nineteen mineral claims contiguous to the property in consideration for a payment of $5,385 (CAD$6,000) as an acquisition fee, 150,000 common shares and 75,000 warrants.  These shares and warrants were issued on October 4, 2006.  On February 28, 2007, the vendor exercised the option to sell the remaining 25% interest in the property, as such the Company issued 1,000,000 shares of common stock valued at $750,000 and 1,000,000 warrants valued at $752,985. The shares were valued at an estimated fair market value of $0.75 per share after applying a 50% discount to the quoted market price due to the long-term restrictive nature of the shares issued. For the nine months ended March 31, 2007, the Company recognized an impairment loss of $1,646,831 as it has not yet been determined whether there are proven or probable reserves on the property.  The cumulative impairment loss as at March 31, 2007 is $5,242,248.

e)

On August 9, 2006, the Company acquired sixty nine mineral claims located within the Workman Creek Uranium District of central Arizona, and paid $52,244 in property and staking costs which was expensed in mineral exploration costs.

6.

Common Stock

a)

Between May 17, 2006 and June 2, 2006, the Company entered into various share subscription agreements for 255,000 share units at a price of $1.00 per unit for proceeds of $255,000.  Each unit consists of one share of common stock and one share purchase warrant. Each warrant will be exercisable at a price of $1.25 per share for a period of 2 years from the date of issuance.  On August 21, 2006, the Company cancelled 25,000 common shares and refunded $25,000 to a shareholder pursuant to the private placement.  The terms of the share subscription agreements were subsequently amended to agree with the same terms and conditions as part of the larger private placement offering with respect to share units as referred to in note 6(g).  On January 16, 2007, the Company issued 460,000 common shares and 460,000 share purchase warrants. Each share purchase warrant is exercisable at $0.75 per share for a period of 2 years from the date of issuance.

b)

On August 25, 2006 the Company issued 500,000 shares of common stock pursuant to the Finnish mineral property agreement as referred to in note 5(c).

Uranium Star Corp.

(An Exploration Stage Company

Notes to the Financial Statements

March 31, 2007

(Unaudited)

6.

Common Stock (continued)

c)

On September 20, 2006, the Company entered into an agreement for a completion of a private placement involving the issuance of 500,000 share units at $0.50 per unit.  Each unit consists of one common share and one warrant. Each warrant will entitle the holder to purchase one common share at a price of $0.75 for a period of 2 years from the date of closing.  The terms of the share subscription agreements were subsequently amended to agree with the same terms and conditions as part of the larger private placement offering with respect to share units as referred to in note 6(g). The Company completed the closing on November 1, 2006.

d)

On September 25, 2006, the Company received $179,580 (CAD$200,000) in promissory note proceeds.  The funds were received from the note-holder in order to participate in a future flow-through financing.  In consideration for the funds, the Company agreed to issue 360,000 flow-through units on January 4, 2007. Each flow-through unit is comprised of one common share of the Company and one warrant.  One warrant will entitle the holder to acquire one common share of the Company at an exercise price of $0.75 per share for a period 2 years from date of issuance.  In connection with the financing, the Company paid a finder's fee equal to 7% of the gross proceeds raised equal to 25,200 share units. Each share unit consists of one common share and one warrant. The underlying warrant arising from the share units is exercisable at $0.75 per unit for a period of two year from the date of issuance.

e)

On October 4, 2006, the Company issued 150,000 common shares with a fair value of $103,500 and 75,000 warrants in connection with the acquisition of nineteen claims contiguous to its mineral property in northern Quebec as described in note 5(d).  The warrants are exercisable at $1.00 per share for a period of three years from the date of issuance and have been valued using the Black Scholes option pricing model with an expected dividend yield of 0%, risk-free rate of 4.50%, expected volatility of 108%, and expected life of 3 years.  The recorded fair value of $138,461 was initially capitalized as mineral property acquisition costs and recognized as an impairment loss.

f)

On December 15, 2006, the Company issued 1,450,000 common shares to directors, officers and consultants at a fair value $783,000 as a performance bonus. These shares were valued at an estimated fair market value of $0.54 per share after applying a 50% discount to the quoted market price due to the long-term restrictive nature of the shares issued. Related parties to the Company received 1,075,000 shares.

g)

Between November 24, 2006 and January 31, 2007,  the Company closed a private placement comprising of 10,835,000  flow through share units and 22,905,000 share units for gross proceeds aggregating  $16,870,000.  Each flow through share unit consists of one common share and one-half warrant. Each whole warrant arising from flow-through share subscription is exercisable at $0.75 for one common share of the Company for a period of 2 years from the date of issuance. Each share unit consists of one common share and one whole warrant which is exercisable at $0.75  for one common share of the Company for a period of 2 years from the date of issuance. In connection with the above offering, the Company paid a cash commission of $880,977 issued to brokers and agents 891,850 common shares, 2,523,950 broker unit warrants and 82,800 broker warrants as part as the cost of issue.  The 2,523,950  broker unit warrants and 82,800 broker warrants were valued at $2,154,015 using the Black-Scholes option-pricing model with the following assumptions: expected dividend rate - 0%; risk-free interest rate of 4.5%, expected volatility of 95% and an expected life of 2 years.

Uranium Star Corp.

(An Exploration Stage Company

Notes to the Financial Statements

March 31, 2007

(Unaudited)

7.

Stock Options and Warrants

(a) Stock Options

Effective March 9, 2006, the Company filed a Form S 8 Registration Statement in connection with its newly adopted 2006 Stock Option Plan allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares.  On December 18, 2006 and February 16, 2007, the Stock Option Plan was amended to increase  the stock option pool by an additional 4,000,000 common shares.  During the nine months ended March 31, 2007,  the Company granted stock options to acquire 5,725,000 common shares at an average  exercise price of $1.05  per share. The fair value for options granted was estimated at the date of grant using the Black- Scholes option pricing model and the weighted average fair value of stock options granted during the period, was $0.91.  For the nine months ended March 31, 2007, the Company recorded stock based compensation of $5,600,224 as general and administrative expense.

The following table summarizes the continuity of the Company's stock options:

	Number of Options	Weighted average exercise price
		$
Outstanding, June 30, 2005	-	-
Granted	1,235,250	0.45
Exercised	(255,000)	0.45
Outstanding, June 30, 2006	980,250	0.45
Granted	5,725,000	1.05
Expired	(980,250)	0.45
Exercised	(610,000)	0.83
Outstanding December 31, 2006	5,115,000	1.07

Additional information regarding options outstanding as at March 31, 2007 as follows:

Exercise price	Number of shares	Outstanding Weighted average remaining contractual life (years)	Weighted average exercise price	Exercisable
				Number of shares	Weighted average exercise price
$0.80	545,000	4.25	$0.80	545,000	$0.80
0.85	1,600,000	4.67	0.85	1,600,000	0.85
1.24	2,970,000	4.96	1.24	2,970,000	1.24
	5,115,000	4.79	1.07	5,115,000	1.07

The weighted average assumptions used are as follows:

	March 31, 2007	June 30, 2006
Expected dividend yield	0%	0%
Risk-free interest rate	4.29 - 4.50%	4.29%
Expected volatility	95 - 115%	123%
Expected option life (in years)	5.00	2.00

Uranium Star Corp.

(An Exploration Stage Company

Notes to the Financial Statements

March 31, 2007

(Unaudited)

(ii)

Warrants

The following table summarizes the continuity of the Company's warrants:

	Number of Warrants	Weighted average exercise price
		$
Outstanding June 30, 2005	-	-
Issued	7,915,000	0.79
Outstanding June 30, 2006	7,915,000	0.79
Granted	33,144,250	0.75
Outstanding, March 31, 2007	41,059,250	0.75

At March 31, 2007, the following share purchase warrants were outstanding:

(ii)

Warrants - continued

Number of warrants		Exercise Price $	Expiry Date
2,265,000		0.27	September 1, 2007
3,650,000		1.00	April 26, 2009
2,000,000		1.00	June 1, 2009
75,000		1.00	October 4, 2009
500,000		0.75	October 12, 2008
44,800	(a)	0.50	November 20, 2008
2,650,000		0.75	November 20, 2008
371,000	(a)	0.50	December 11, 2008
7,765,000		0.75	December 13, 2008
193,800	(a)	0.50	December 13, 2008
397250	(a)	0.50	December 15, 2008
14,870,000		0.75	December 22, 2008
195,300	(a)	0.50	December 22, 2008
1,086,000	(a)	0.50	January 5, 2009
1,657,500		0.75	January 16, 2009
99,000	(a)	0.50	January 16, 2009
2,020,000		0.75	January 19, 2009
81,000		0.50	January 20, 2009
82,800		0.50	February 6, 2009
55,800	(a)	0.50	February 6, 2009
1,000,000		1.24	February 28, 2009
41,059,250		0.75

(a)

Broker units

8.           Commitment

 Pursuant to the common share flow through financing in 2006 described in note 6 (c), (f) and (g), the Company is required to spend $5,597,500 by December 31, 2007 on Canadian Exploration Expenditures, under the 'look back' provision governing flow through shares.

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

As at March 31, 2007, we have incurred an aggregate of $2,225,314 of exploration expenditures on the Sagar property.

As long as Virginia still owns a 25% participating interest in the property, Virginia will have the additional option, at its sole discretion, to sell its remaining 25% joint venture interest in the Sagar property to Uranium Star, subject to a royalty (as defined in the letter agreement with Virginia).  The payment required from Uranium Star for this option is the issuance of 1,000,000 common shares and 1,000,000 warrants to purchase shares of Uranium Star within 10 days of an exercise notice from Virginia.  The common share purchase warrants will be exercisable at a price equal to the weighted average closing price for Uranium Star's common shares for the 20 trading days preceding the date of grant.  They will be valid for a two year period from the date of issuance.  On February 28, 2007, Virginia exercise its option to sell 25% interest and the Company issued 1,000,000 common shares and 1,000,000 share warrants exercisable at $1.24 per common share for a period of 2 years from the date of issuance. As a result of the exercise, Uranium Star currently holds a 100% interest in the Sagar property, subject to the net smelter royal return previously discussed and a 1.5% royalty to Virginia. (Refer to page 15 for update on Uranium Star’s purchase of the remaining 25% interest of the Sagar Property from Virginia.)

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

In consideration of Uranium Star receiving a 100% interest in these claims (free and clear of all encumbrances), subject to any net smelter return royalties, Uranium Star delivered a cash payment of Cdn$6,000, 150,000 shares of Uranium Star’s common stock and a warrant exercisable for 75,000 of Uranium Star’s common shares, exercisable at $1.00 for a three year period from date of issuance.

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

Finland

We entered into a letter of intent dated March 10, 2006 with Apofas Ltd., for an option to acquire a 100% interest in 20 mineral claims located in Finland covering an area of about 150 square kilometers.  Seventeen of these claim reservations occur within the Paleo-Proterozoic Kusamo Schist Belt of northeastern Finland.  Past drilling within our claim area by Agricola Resources has intersected 0.33% uranium oxide (U3O8) over 0.90 metres.  The remaining reservations occur within the Koli geographic province of eastern Finland, which contains the past producing Paukkajanvaara unconformity style uranium deposit.

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

The cost of the mineral property and the fair value ascribed to the 500,000 common shares was initially capitalized. As at March 31, 2007, we recognized a cumulative impairment loss of $460,000, as it has not yet been determined whether there are proven or probable reserves on this property.

We are currently up to date with all obligations required to maintain our property holdings in good standing.

Peter’s Creek – Initial property holding for Uranium Star Corp.

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

ESTIMATED EXPLORATION BUDGET
	2007	2008	Totals
Sagar Project (includes Ferderber Claims)	5,500,000	7,000,000	12,500,000
Arizona	100,000	500,000	600,000
Finland	100,000	-	100,000
Other	300,000	2,800,000	3,100,000
Totals	6,000,000	10,300,000	16,300,000

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

Exploration Program Summary

1.

OBJECTIVES

Eight target areas were identified for further investigation during the summer exploration program.  The main objectives were to "complete the process of project familiarization, to obtain a property-wide layer of chemical information, and to evaluate and prioritize the existing targets, in order to intelligently recommend further work (geophysics/drilling)".  The fieldwork consisted of a water survey (to delineate concealed uranium, gold and copper targets), quaternary investigations, and prospecting/reconnaissance geology.  In conjunction with this fieldwork, a significant amount of time was spent updating the GIS database.  The Sagar camp was refurbished and improved to provide a fully functional base camp, which can accommodate up to 16 field personnel.  For the period to March 31, 2007, we incurred an aggregate of approximately $2,225,314 for exploration expenses in connection with the Sagar property.

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

Exploration Program Highlights.

The spectacular mineralization found in the Mistamisk Boulder Field has fueled an ongoing drive to discover its source.  The Mistamisk Boulder field is approximately 500 x 200 meters in size and contains which contains more than150 boulders.  In reports obtained by Virginia Mines, 70 tested boulders averaged 64.9g/t gold and 1.3% uranium, with values of up to 640 g/t gold and 4.11% uranium.  Uranium Star is the direct beneficiary of the extensive exploration efforts incurred by Hemlo, Inmet, Virginia Mines and LaForge, among others.  These efforts have provided very extensive insights through studies and exploration relating to the location of the Mistamisk Boulder field as well as Sagar property is characterized by an impressive amount of uranium, gold, copper and lead/zinc mineralization of different styles and potential deposit models.  Armed with this historical data, Uranium Star in the summer of 2006 conducted an extensive field exploration program.  The results of this program have provided 600 water samples, with some samples returning high levels of uranium, quaternary work that has confirmed the direction of the ice flow, and the discovery of new highly mineralized uranium boulders to the North and South of the Mistamisk Boulder field.  We now believe that the source area of the boulder field has been identified and is now exploring to quantify this conclusion.

On February 12, 2007, the Company announced  the start of its winter exploration program on its Sagar uranium-gold project, located in northeastern Quebec.  Work consisted of establishing a large line grid, geophysical surveys, extensive reverse circulation drilling and diamond drilling to vector in on the source of the uranium-gold mineralization seen in the Mistamisk boulder field.

Camp and Operating Infrastructure

A construction crew was mobilized at the Sagar site to construct and manage the initial camp. Equipment and fuel were mobilized to the area by Expedition Helicopters who are responsible for the procurement of a major portion of the required equipment as well as additional construction necessary for the field camp to accommodate a relatively large field crew. Expedition Helicopters will also supply a helicopter to transport drills and personnel.

Air Inuit supplied logistical expertise and aircraft for the on-going mobilization of fuel, equipment and personnel. Flights originated  from Schefferville and Kuujjuaq . Regular Air Inuit flights will be on-going into the Sagar camp in order to keep it supplied as well as fly out samples for subsequent assay. Norpaq Adventures provided operating infrastructure in Schefferville and assist in camp logistical management.

Exploration Schedule and Program

Following the completion of the camp, a line cutting and geophysical crew provided by Exsics Geophysics mobilized into camp.

RC drills, operated by Foraco Drilling out of North Bay and Northspan Exploration based in Kelowna B.C., mobilized to the property at the end of February and was operational by the beginning of March.

A consulting specialist from Overburden Drilling Management of Ottawa trained Uranium Star's staff in sample collection and quality control of the reverse circulation drilling samples. This group then performed heavy mineral concentration of the overburden samples and carry out gold grain counts on each sample. This allowed for an initial rapid turn around of information which allowed the Company to vector in on the source of the uranium-gold mineralization seen in the Mistamisk boulder field. Subsequent analysis will provide Uranium Star with a full suite of elements to vector in on the mineralized source area. Bedrock samples will be assayed for gold as well as a multi-element package which will provide valuable information with respect to mineralization and alteration. It is expected that approximately 6,000 meters of reverse circulation drilling will be completed in the 8-10 week duration of the winter exploration program.

Project Management

The project is being managed by Taiga Consultants out of Calgary who have worked with one of the Company's directors for 9 years on advanced exploration projects, two of which either are, or will be going into commercial production.

Diamond Drill Program

On March 5, 2007, the Company announced that two reverse circulation drills are in place on its Sagar uranium-gold project, located in Northern Quebec.

On March 27, 2007, the Company announced that a diamond drill operated by Cartwright Drilling out of Goose Bay has been mobilized to the Sagar Property in conjunction with the current major ongoing exploration program. The diamond drill is joining the two reverse circulation drills that have been in operation throughout the month of March.

The diamond drill will be used to follow up on the work done by the reverse circulation drills. This drill program is designed to define not only the source area of the spectacular mineralization found in the Mistamisk Boulder Field but also to investigate additional highly prospective targets within the Sagar Property including the Red Tail and Eagle zones.

Future Programs

Based on the positive and encouraging results from the recent exploration programs, we intend to continue to aggressively explore the Sagar property.  A first stage drill program has been developed based on all historical results and data for early spring with a second phase of drilling and additional exploration work to follow in the summer of 2007.  The second stage drill program will be based on all compiled results as well as the first stage drilling results.  We intend to spend approximately $5,500,000 on the Sagar and Ferderber Properties over the next 12 months bringing the cumulative total to $6,500,000.  Actual exploration programs and expenditures will be continually reviewed and approved by the Board of Directors in consultation with Uranium Star’s consultants.

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

Finland

We engaged an European based Geological Consulting Group to conduct a compilation of existing data and information and to provide us with an overview of the property’s potential. Based on this report and a macro discussion on Uranium opportunity in Finland, we have decided to put the Finland project on hold pending any additional information which may come to light to warrant further development.

We do not plan to conduct any additional significant exploration work on this property in the near future. Actual exploration programs and expenditures will be continually reviewed and approved by the Board of Directors in consultation with the Corporation’s Geologists.

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

Results of Operations

We have had no operating revenues since our inception on March 1, 2004 through to the quarter ended March 31, 2007. Our activities have been financed from the proceeds of sales of our common stock.

For the period from inception, March 1, 2004, to March 31, 2007, we incurred total expenses of $21,102,154.  These expenses included $5,766,248 in impairment losses on mineral properties, $648,587 in professional fees, a foreign exchange translation loss of $13,284 and general and administrative expenses of $12,318,841. We also incurred mineral exploration costs of $2,324,844.  We expensed a total of $12,500 for donated services and $6,250 for donated rent both provided by our former President.

Liquidity and Capital Resources

As at March 31, 2007, the Company has working capital of $13,525,227 and accumulated losses of $21,102,154 since our inception.  Assuming we implement our estimated exploration budget as previously discussed, we anticipate having to raise additional funds in the third or fourth quarters of calendar year 2008.  However, depending on economic conditions, on any changes in our exploration budget and plan of operation and on facts and circumstances, we may determine to raise additional funds sooner or we may postpone such fund-raising.

Issuances of securities

We have funded our business to date from sales of our common stock.  During the nine months ended March 31, 2007, the Company completed the following private placements on our securities.

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

On September 20, 2006, we entered into a private placement agreement to issue 500,000 share purchase units at $0.50 per unit. Each unit was to be comprised of one common share and one warrant exercisable for one common share at a price of $0.75 per share for a period of three years from the date of closing. A prepayment of $75,000 was received and the final payment of $175,000 was received on October 12, 2006. The terms of the share subscription agreement were subsequently amended to conform to the same terms and conditions as part of the larger private placement commencing on November 2006.  The shares and warrants issued, and commissions paid, in connection with this private placement are included in the discussion below regarding the private placements closed from November 1, 2006 to January 31, 2007.

On September 25, 2006, we raised approximately $179,580 (CAD$200,000) by issuing a promissory note.  On January 4, 2007, the promissory note was repaid and satisfied through the Company's issuance of 360,000 flow-through units at $0.50 per flow-through unit.  The shares and warrants issued, and commissions paid, in connection with this private placement are included in the discussion below regarding the private placements closed from November 1, 2006 to January 31, 2007.

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

On October 4, 2006, we issued 150,000 shares of common stock and warrants exercisable for 75,000 shares of common stock in connection with our acquisition of 19 mining claims from Mr. Ferderber.  The warrants are exercisable at a price of $1.00 per share for three years from the date of issuance.  These shares were issued in reliance on the exemption for sales of securities not involving a public offering as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act.

On November 27, 2006, the Company granted options to purchase up to 2,000,000 shares of the Company’s common stock to certain of the Company’s officers and consultants. The options are exercisable at a price of $0.85 per share and expire on November 26, 2011.  These shares were issued in reliance on the exemption for sales of securities not involving a public offering as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act.

On December 15, 2006, we issued 1,450,000 shares of common stock to directors, officers and consultants at a fair value of $783,000.  Related parties to the Company received 1,075,000 shares of our common stock. These shares were issued in reliance on the exemption for sales of securities not involving a public offering as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act.  These shares were issued in reliance on the exemption for sales of securities not involving a public offering as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act..

Between November 1, 2006 and January 31, 2007, the Company issued approximately 11,195,000 flow-through units and approximately 23,865,000 common share units in connection with private placements.  Each flow-through unit was comprised of one common share and a warrant exercisable for one half of one common share.  Each common share unit was comprised of one common share and a warrant exercisable for one common share.  The resulting warrants exercised for 29,462,500 common shares that were issued to subscribers through these private placements are exercisable at a price of $0.75 per common share for a period of two years from the date of issuance.  Aggregate gross proceeds of approximately $17,530,000 (before commissions and other expenses) were raised through the offering.

In addition, in connection with these private placements, we paid the following commissions to finders, agents or brokers that represented or introduced certain investors who participated in the private placements:

aggregate cash commissions of approximately $880,977;

a total of 891,850 common shares;

·

warrants exercisable for a total of 2,523,950 common share units of the Company at a price of $0.50 per unit for a period of two years from the date of issuance, each unit being comprised of one common share and one warrant exercisable for one common share at a price of $0.75 per share; and

·

warrants exercisable for a total of 82,800 common shares at a price of $0.50 per share for a period of two years from the date of issuance.

The securities issued between November 1, 2006 and January 31, 2007 were issued outside the United States in reliance upon the exclusion from registration provided by Rule 903 of Regulation S promulgated pursuant to the Securities Act. All purchasers of common shares pursuant to Rule 903(a) and (b)(3) of Regulation S represented to us that they resided outside of, and were not citizens of, the United States. We did not engage in a distribution of this offering in the United States. Each purchaser represented his, her or its intention to acquire the securities for investment only and not with a view towards distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make and informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of these purchasers.

On February 19, 2007, pursuant to our letter agreement with Virginia Mines Inc. with respect to the Sagar property, we issued 1,000,000 shares and 1,000,000 warrants to Virginia.  The warrants are exercisable at a price equal to the weighted average closing price for our common stock for the 20 trading days preceding the date of grant.  These shares were issued pursuant to Rule 506 of Regulation D under the Securities Act, based on the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

On March 12, 2007, the Company granted options to purchase up to 2,970,000 shares of the Company’s common stock to certain of the Company’s officers and consultants. The options are exercisable at a price of $1.24 per share and expire on March 11, 2012.  These shares were issued in reliance on the exemption for sales of securities not involving a public offering as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the nine months ended March 31, 2007. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-KSB as of June 30, 2006.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material currently pending legal proceedings to which the Company is a party and, to the Company's knowledge, no proceedings are contemplated against the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Between May 17 and June 2, 2006, the Company entered into various share subscription agreements for 255,000 share units at a price of $1.00 per unit for proceeds of $255,000.  Each unit consists of one share of common stock and one share purchase warrant. Each warrant will be exercisable at a price of $1.25 per share for a period of two years from the date of issuance.  On August 21, 2006, the Company cancelled 25,000 common shares and refunded $25,000 to a shareholder pursuant to the private placement.  The terms of the share subscription agreements were subsequently amended to agree with the same terms and conditions as part of the larger private placement offering with respect to share units in November/December 2006.  On January 16, 2007, the Company issued 460,000 common shares and 460,000 share purchase warrants. Each share purchase warrant is exercisable at $0.75 per share for a period of two years from the date of issuance.  These securities were issued in reliance on the exemption for sales of securities not involving a public offering as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act. These shares were issued pursuant to Rule 506 of Regulation D under the Securities Act, based on the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

On September 20, 2006, we entered into a private placement agreement to issue 500,000 share purchase units at $0.50 per unit. Each unit was to be comprised of one common share and one warrant exercisable for one common share at a price of $0.75 per share for a period of three years from the date of closing. A prepayment of $75,000 was received and the final payment of $175,000 was received on October 12, 2006. The terms of the share subscription agreement were subsequently amended to conform to the same terms and conditions as part of the larger private placement commencing on November 2006.  The shares and warrants issued, and commissions paid, in connection with this private placement are included in the discussion below regarding the private placements closed from November 1, 2006 to January 31, 2007.

On September 25, 2006, we raised approximately $179,580 (CAD$200,000) by issuing a promissory note.  On January 4, 2007, the promissory note was repaid and satisfied through the Company's issuance of 360,000 flow-through units at $0.50 per flow-through unit.  The shares and warrants issued, and commissions paid, in connection with this private placement are included in the discussion below regarding the private placements closed from November 1, 2006 to January 31, 2007.

We completed these issuances of securities in September of 2006 in reliance upon the exemption provided by Section 4(2) under the Securities Act for a transaction not involving a public offering and Regulation D promulgated thereunder and pursuant to Regulation S of the Securities Act. All purchasers of common shares pursuant to Rule 903(a) and (b)(3) of Regulation S represented to us that they resided outside of, and were not citizens of, the United States. We did not engage in a distribution of this offering in the United States. Each purchaser represented his, her or its intention to acquire the securities for investment only and not with a view towards distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make and informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

On October 4, 2006, we issued 150,000 shares of common stock and warrants exercisable for 75,000 shares of common stock in connection with our acquisition of 19 mining claims from Mr. Ferderber.  The warrants are exercisable at a price of $1.00 per share for three years from the date of issuance.  These shares were issued in reliance on the exemption for sales of securities not involving a public offering as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act.

On November 27, 2006, the Company granted options to purchase up to 2,000,000 shares of the Company’s common stock to certain of the Company’s officers and consultants. The options are exercisable at a price of $0.85 per share and expire on November 26, 2011.  These shares were issued in reliance on the exemption for sales of securities not involving a public offering as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act.

On December 15, 2006, we issued 1,450,000 shares of common stock to directors, officers and consultants at a fair value of $783,000.  Related parties to the Company received 1,075,000 shares of our common stock. These shares were issued in reliance on the exemption for sales of securities not involving a public offering as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act.  These shares were issued in reliance on the exemption for sales of securities not involving a public offering as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act.

Between November 1, 2006 and January 31, 2007, the Company issued approximately 11,195,000 flow-through units and approximately 23,865,000 common share units in connection with private placements.  Each flow-through unit was comprised of one common share and a warrant exercisable for one half of one common share.  Each common share unit was comprised of one common share and a warrant exercisable for one common share.  The resulting warrants exercised for 29,462,500 common shares that were issued to subscribers through these private placements are exercisable at a price of $0.75 per common share for a period of two years from the date of issuance.  Aggregate gross proceeds of approximately $17,530,000 (before commissions and other expenses) were raised through the offering.

In addition, in connection with these private placements, we paid the following commissions to finders, agents or brokers that represented or introduced certain investors who participated in the private placements:

aggregate cash commissions of approximately $880,977;

a total of 891,850 common shares;

warrants exercisable for a total of 2,523,950 common share units of the Company at a price of $0.50 per unit for a period of two years from the date of issuance, each unit being comprised of one common share and one warrant exercisable for one common share at a price of $0.75 per share; and

warrants exercisable for a total of 82,800 common shares at a price of $0.50 per share for a period of two years from the date of issuance.

The securities issued between November 1, 2006 and January 31, 2007 were issued outside the United States in reliance upon the exclusion from registration provided by Rule 903 of Regulation S promulgated pursuant to the Securities Act. All purchasers of common shares pursuant to Rule 903(a) and (b)(3) of Regulation S represented to us that they resided outside of, and were not citizens of, the United States. We did not engage in a distribution of this offering in the United States. Each purchaser represented his, her or its intention to acquire the securities for investment only and not with a view towards distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make and informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of these purchasers.

On February 19, 2007, pursuant to our letter agreement with Virginia Mines Inc. with respect to the Sagar property, we issued 1,000,000 shares and 1,000,000 warrants to Virginia.  The warrants are exercisable at a price equal to the weighted average closing price for our common stock for the 20 trading days preceding the date of grant.  These shares were issued pursuant to Rule 506 of Regulation D under the Securities Act, based on the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

On March 12, 2007, the Company granted options to purchase up to 2,970,000 shares of the Company’s common stock to certain of the Company’s officers and consultants. The options are exercisable at a price of $1.24 per share and expire on March 11, 2012.  These shares were issued in reliance on the exemption for sales of securities not involving a public offering as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act. These shares were issued pursuant to Rule 506 of Regulation D under the Securities Act, based on the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the quarter ended March 31, 2007.

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

(1)

Incorporated by referenced from the corresponding Exhibit to the small business issuer's registration statement on Form SB-2 filed with the SEC on September 14, 2005.

(2)

Incorporated by referenced from the corresponding Exhibit to the small business issuer's registration statement on Form S-8 filed with the SEC on March 9, 2006.

(3)

Incorporated by referenced from the Exhibit to the small business issuer's current report on Form 8-K filed with the SEC on March 13, 2006.

(4)

Incorporated by referenced from the Exhibit to the small business issuer's current report on Form 8-K filed with the SEC on May 9, 2006.

(5)

Incorporated by referenced from the Exhibits to the small business issuer's annual report on Form 10-KSB filed with the SEC on October 12, 2006.

(6)

Incorporated by referenced from the Exhibits to the small business issuer's registration statement on Form SB-2 filed with the SEC on November 5, 2005.

(7)

Incorporated by referenced from the Exhibits to the quarterly report on Form 10-QSB filed with the SEC on January 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Uranium Star Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM STAR CORP.

Date: May 14, 2007

By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon
Chief Executive Officer

/s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

--------------------------------------------------------------------

In connection  with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange  Act of 1934 on Form 10-QSB of Uranium Star Corp.(the "Company") for the period ended March 31, 2007, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

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

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))  for the small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

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

Dated:  May 14, 2007

      By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon
          Chief Executive Officer

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14b) and Rule 15d-14(b)(17 CFR  240.15d-14(b))  under the Securities Exchange Act of 1934 and Section  1350 of Chapter 63 of Title 18 of the United States Code

--------------------------------------------------------------------

In  connection  with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of Uranium Star Corp.(the "Company") for the period ended March 31, 2007, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I,    Richard E. Schler, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

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

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

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

Dated:  May 14, 2007

 /s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Uranium Star Corp. (the "Company") on Form 10-QSB for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By   /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon

Chief Executive Officer

Date:  May 14, 2007

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Uranium Star Corp. (the "Company") on Form 10-QSB for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,  Richard E. Schler, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

        By  /s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Date:  May 14, 2007