Form 10KSB
period 2007-06-30
Uranium Star Corp.
filed 2007-09-28
CIK 1302084

consis

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-51151

URANIUM STAR CORP.

(formerly Yukon Resources Corp)

(name of small business issuer as specified in its charter)

Nevada	20-0803515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 – 141 Adelaide Street West, Toronto, Ontario, Canada M5H 3L5
(Address of principal executive offices)

(416) 364-4986
(Issuer’s telephone number)

_______________________

(Former name or former address, if changed since last report)

Securities Registered under Section 12(b) of the Exchange Act:

None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [ x ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  [X]     No [  ]

State issuer’s revenues for its most recent fiscal year:  $0.00.

The aggregate market value of the small business issuer’s  common stock held by non-affiliates of the registrant as of September 25, 2007 was approximately $15,575,990.  Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the "Common Stock"), as of  September 23 2007, was 66,849,969

Transitional Small Business Disclosure Format:

Yes [  ]     No [X]

2

URANIUM STAR CORP.

Report on Form 10-KSB

For the Fiscal Year Ended June 30, 2007

FORWARD-LOOKING STATEMENTS

This Report contains, in addition to historical information, forward-looking statements regarding Uranium Star Corp. (the "Company" or "Uranium Star"), which represent the Company’s expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties.  The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially.  For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  Factors that could cause or contribute to such difference include, but are not limited to, limited operating history; speculative nature of mineral property exploration; need for additional financing; competition; dependence on management; and other factors discussed herein and in the Company’s other filings with the Securities and Exchange Commission.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Corporate Organization and History within Last Five Years

Uranium Star Corp. (formerly Yukon Resources Corp.) was incorporated in the State of Nevada on March 1, 2004.  The fiscal year-end of the Company is June 30.

Until December 22, 2006, we were known as “Yukon Resources Corp”.  At the annual meeting of stockholders of the Company on December 22, 2006, the stockholders authorized, among other things, the continuance of the Company under the laws of the State of Minnesota through a proposed merger of the Company with a newly-formed subsidiary of the Company to be incorporated under the laws of the State of Minnesota. The Company has not yet incorporated such subsidiary or completed the continuance, but may do so in the future.

There were no bankruptcy, receivership or similar proceedings since incorporation. There have been no material reclassifications, mergers, consolidations, purchases or sales of any significant amount of assets, other than in the ordinary course of business, since the date of the incorporation of the Company.

Business Development

The Company is an exploration stage company engaged in the search for uranium, gold and other minerals.  The Company has an interest in properties located in Québec and British Columbia, Canada, Madagascar (since August 22, 2007), Arizona, USA and Finland. The property located in Québec, Canada (the “Sagar Property”) is the primary exploration target of the Company.  None of the properties in which the Company holds an interest has known mineral reserves of any kind at this time.  As such, the work programs planned by the Company are exploratory in nature

UNTIL WE CAN VALIDATE OTHERWISE, THE PROPERTIES OUTLINED BELOW HAVE NO KNOWN MINERAL RESERVES OF ANY KIND AND WE ARE PLANNING PROGRAMS THAT ARE EXPLORATORY IN NATURE.

Further details regarding the Company’s properties, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on the Company’s Sagar Property in Québec, can be found on the Company’s website:  www.uraniumstar.com

Milestones

Sagar Property – Romanet Horst, Labrador Trough, Québec, Canada

A first stage drill program based on historical results and data has been completed for the Sagar Property, and a second phase of drilling and additional exploration work commenced in the summer of 2007. A land-based air strip has been completed on the Sagar Property and is currently in use with flights landing weekly. As of September 10, 2007, the summer 2007 program has resulted in the completion of 194 reverse circulation drill holes and 4,521 meters of drill holes.  Additionally, in excess of 3,500 soil samples have been collected and are continuing to be analyzed onsite. In one of the more promising target areas on the Sagar Property, anomalous uranium was detected from soil samples using an InnovXsystems-X50 XRF mobile analyzer. Other target areas on the Sagar Property have also shown distinctly anomalous situations and will be followed up with either reverse circulation and/or diamond drilling. The above exploration activity is occurring as scheduled and is designed to identify the potential source area of the Mistamisk Boulder Field as well as other potential sources of gold and uranium mineralization. As at June 30, 2007, the Company incurred an aggregate of $3,755,451 of exploration expenditures on the Sagar Property. The Company intends to spend approximately an additional $4,000,000 on the Sagar Property and the area comprising the Company’s Ferderber claims (approximately 64 hectares located in the Central Labrador Trough Region of Northern Québec) over the next 12 months, bringing the cumulative total of such expenditures to $7,755,451.

Madagascar Property

On August 22, 2007, the Company acquired a 75% interest in approximately 954 sq. kilometres of mineral permits in the District of Toliara, Madagascar.  This interest will be held by a limited liability company that will be formed under the laws of Madagascar that will be held as to 75% by the Company and 25% by Madagascar Minerals and Resources sarl.  The Company has provided a budget of $1,517,000 for the exploration to December 2007 and $5,018,000 for the calendar year 2008. For a more detail discussion on the planned exploration activities, refer to “Management’s Discussion and Analysis”.

Workman Creek Uranium District Assets - Gila County, Arizona, USA

Based on the property assessment, the Company has decided to divest this property. On September 11, 2007, the Company entered into an agreement with Hawk Uranium Inc., a public company listed on the TSX Venture Exchange, in exchange for 200,000 common shares of Hawk Uranium Inc.

Competitive Conditions

The mineral exploration and mining industry is competitive in all phases of exploration, development and production. The Company competes with a number of other entities and individuals in the search for, and acquisition of, attractive mineral properties. As a result of this competition, the majority of which is with companies with greater financial resources than the Company, the Company may not in the future be able to acquire attractive properties on terms it considers acceptable.  Furthermore, the Company competes with other resource companies, many of whom have greater financial resources and/or more advanced properties, that are better able to attract equity investments and other capital.  Factors beyond the control of the Company may affect the marketability of minerals mined or discovered by the Company.

SAGAR PROPERTY

Technical Report

On June 2, 2006, the Company announced that it had retained Hadyn Butler, P.Geo. and Craig Scherba, P.Geol. as independent qualified persons to author a technical report with respect to the Sagar Property in compliance with National Instrument 43-101 - Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators (“NI 43-101”).  Messrs. Butler and Scherba completed a NI 43-101 compliant report on the Sagar Property entitled “Technical (Geological) Report on the Sagar Property” and dated July 28, 2006 (the “Sagar Property Report”).

The description of the Sagar Property set forth herein is derived from the Sagar Property Report mentioned above, and has been included herein on the authority of Messrs. Butler and Scherba.  Messrs. Butler and Scherba, the authors of the Sagar Property Report, are “Qualified Persons” as such term is defined in NI 43-101, and were independent of the Company as at the date of the Sagar Property Report. Mr. Butler joined the Company’s Board of Directors on December 22, 2006.

The most recent visit to the Sagar Property in connection with the Sagar Property Report was made on July 3, 2006 by Mr. Scherba in order to examine outcrops of mineralization, and to determine the parameters for the 2006 summer exploration campaign.  Information used to compile the Sagar Property Report was derived from a number of sources, including published literature, geological maps and open-file reports, geophysical plans, site visits, drill core, diamond drill logs and assay certificates.  Most of the Sagar Property data used in the Sagar Property Report was collected by provincial and federal government employees, public companies, their representatives and technical (geological and geophysical) contractors, as well as other professional experts known to Messrs. Butler and Scherba.

Portions of the following information, which are quoted verbatim or paraphrased and summarized herein, are based on the assumptions, qualifications and procedures which are set out in more detail in the Sagar Property Report. For a complete description of the assumptions, qualifications, procedures and the conclusions and recommendations of the authors of the Sagar Property Report associated with the following information, and to obtain further particulars on the Sagar Property, readers should consult the Sagar Property Report.  All figures and tables contained herein have been extracted from the Sagar Property Report (although the table and figure reference numbers used herein may differ from those used in the Sagar Property Report).

Property Description and Location

The Sagar Property comprises blocks of claims in the Territory of Nunavik, Province of Québec, Canada.  The approximate center of exploration activity is circa 56°22’ N latitude and circa 68° 00’ W longitude.  Details on the individual claims are available on-line at the Government of Québec’s Ministère des ressources naturelles, de la faune et des parcs GESTIM website at https://gestim.mines.gouv.qc.ca/MRN_GestimP_Presentation/ODM02201 _menu_base.aspx.

The area comprising these claims is approximately 6,580 hectares.  In this part of the Province of Québec, claim outlines are predetermined by “map staking.”  Previously staked claims are superimposed upon by the map-staking grid, producing some of the small parcels. There are no carried environmental liabilities on the Property. All surface work requires provincial government permits, including camp construction permits. A former base campsite is to be revived.

Virginia Mines Inc. (“Virginia”) and the Company entered into a binding agreement whereby the Company was granted an option to acquire an undivided 75% participating interest in 200 claims constituting the Sagar Property located in the Labrador Trough in Northern Québec.  Under the terms of this agreement, the Company had the option to earn a 75% interest in the Sagar Property by issuing to Virginia 2,000,000 Common Shares and 2,000,000 common share purchase warrants of the Company, each warrant entitling Virginia to acquire one Common Share of the Company at a price of US$1.00 for a period of three years from the date of issue thereof, and by incurring total exploration expenditures of $2,000,000 on the Sagar Property by August 2008.  Furthermore, Virginia had the option, at any time, to sell its remaining 25% participating interest in the Sagar Property in consideration for the issue to it of 1,000,000 Common Shares and 1,000,000 common share purchase warrants of the Company.  The common share purchase warrants shall be exercisable at a price equal to the 20-trading day weighted average closing price preceding the selling date, and shall be valid for a period of two years from the date of issuance.  Upon the Company earning a 100% interest in the Sagar Property, Virginia shall retain a 1.5% royalty (NSR).  In the event of a gold discovery on the Sagar Property with an NI 43-101 indicated resource of no less than 500,000 ounces, Virginia shall be entitled to exercise a back-in right to re-acquire a 51% interest in the Sagar Property by making a cash payment or issuing common shares equivalent to an amount equal to 250% of the expenditures incurred by the Company on the Sagar Property at such time.  Upon the exercise of such back-in right, Virginia would become the operator of the Sagar Property.

On February 19, 2007, Virginia exercised its option to sell its 25% remaining interest in the Sagar Property to the Company and, in connection therewith, the Company issued to Virginia 1,000,000 Common Shares and 1,000,000 common share purchase warrants, with each such warrant being exercisable at a price of $1.24 for a period of two years from the date of issuance. As a result of this exercise, the Company now holds a 100% interest in the Sagar Property, subject to a royalty equal to 1% of net smelter returns on certain claims 0.5% on net smelter returns on other claims [previously?] owned by Pierre Poisson and Joanne Jones (the "P&J Royalty") (see below), and a royalty in favour of Virginia equal to 1.5% of net smelter returns. Under the agreement with Virginia, the Company must incur aggregate exploration expenditures of at least $2,000,000 on the Sagar Property on or before August 31, 2008.

The agreement with Virginia is subject to a royalty agreement dated May 27, 1992 (as amended by agreements dated May 10, 1993 and November 3, 1993, collectively, the "Virginia Royalty Agreement") between Virginia Gold Mines Inc. (predecessor to Virginia) and Pierre Poisson and Joanne Jones.  Pursuant to the Virginia Royalty Agreement, Virginia acquired a 100% interest in the Sagar Property, subject to the P&O Royalties.  Pursuant to the Virginia Royalty Agreement, Virginia had the right to buy back half of the 1% net smelter return royalty (0.5%) for $200,000, and half of the 0.5% net smelter return royalty (0.25%) for $100,000, such P&O Royalty repurchase are now held by the Company.

Accessibility, Climate, Local Resources, Infrastructure, and Physiography

The Sagar Property lies approximately 200 km south of Kuujjuaq, Territory of Nunavik, Québec, and 180 km north-west of Schefferville.  Defined as being north of the 55th parallel, Nunavik comprises the northern third of the Province of Québec, covering an area of approximately 507,000 square km.  The Sagar Property is accessible by float plane or by helicopter during the short summer, but only by helicopter during break-up and freeze-up periods.  During the winter, access can be gained by prepared ski-plane airstrips on ice-covered lakes.

The Sagar Property lies within the Subarctic to near-Arctic transition zone near the boundary of the Canadian “Middle North – Far North”.  Weather conditions across Nunavik are controlled by large-scale prevailing and synoptic winds crossing Hudson Bay to the west, Ungava Bay to the north, and the Labrador Sea to the east.  Temperature and precipitation are the dominant elements of the Subarctic environment, affecting mechanical weathering, hydrology, soil development and human activity.  The warmest and coldest days are characterized by mean temperatures of >25°C and <-30°C.  Mean annual precipitation in the Subarctic is <0.45 m, which would normally classify the area as semi-arid, but the effects of low evaporation result in an abundance of surface water.  Major deviations from this general climatic regime are the result of maritime influences.  The frost-free period is short, typically 40 to 60 days.  Most precipitation falls in the form of snow.  First snow usually falls near the end of August.  Much of the area has snow cover for over 200 days, with depth reaching between 0.50 to 0.75 m within discrete regional sub-zones such as open Taiga woods, Tundra hills and lakes.

There are no true timber resources on the Sagar Property.  Hill tops comprise barren Tundra with lichens, mosses, sedges, perennial forbs and dwarfed shrubs. Tundra vegetation is typically ground-hugging warmth-preserving forms including tussocky graminoids, mats or cushion plants, evergreen members of the heath family and rosettes. Some dwarf shrubs are deciduous in habit. Trees occupy valleys and bowls.  The most common trees are spruce and tamarack, while poplar and birch occupy some sheltered spots.  Alder and willow thickets are common.

Most hunting and fishing is for local consumption, and restricted mainly to navigable rivers. The local fauna of note is comprised of caribou, bears, hares, wolves and waterfowl of various types, the latter especially in the short “summer” season.

No settlements are found within the vicinity.  All exploration and mining experts have to be contracted from outside the region.  Mineral exploration campaigns, an important potential source of local income, have been quite sporadic due to the nature of the business and the high-cost high-risk nature of exploring remote regions.  All field camps have to be self-contained and all supplies have to be flown in by float or ski-plane.  Communication is facilitated by satellite telephone.  Lakes provide drinking water and float-plane access.  Summer drainage may cause lake surfaces to drop from 0.5 to 1 m.

The Sagar Property occurs within the Romanet Horst which, because of differential weathering, forms the Mistamisk Valley.  Valley bottom elevation varies from 275 m (NW) and up to 360 m (SE).  A “ribbed” plateau to the north has elevations around 440-480 m, and a similar “ribbed” plateau to the south has elevations around 440-560 m, with tops of approximately 680 m. Topographic ribbing on the plateaux is caused by volcanic and sedimentary stratigraphy as broad folds clearly visible on drainage maps and satellite images.  The Romanet River (Rivière Romanet) occupies the valley and drains north-west into the Caniapiscau River (Rivière Caniapiscau), which then turns north-west to join the Larch River (Rivière aux Mélèzes), and both rivers becoming the Koksoak River draining past Kuujjuaq into Ungava Bay.  The landscape was carved by Pleistocene icesheets.

History

No mine production has occurred on the Sagar Property, or anywhere within a radius of 150 km. There are, therefore, no carried mining environmental liabilities.  Previous assessment work reports are confined mostly to the Romanet Horst and its immediate margins.

Regional geological mapping and descriptions of units in the Labrador Trough have been conducted from the 1960s to the 1980s, and geochemical investigations, including radioactivity, were conducted in the early 1980s.  Other reports on uranium showings were made at about the same time.

Regional reconnaissance exploration really commenced in the Labrador Trough from 1929 to the late 1940s.  The Romanet Horst was covered by intense exploration in the period from 1961 to 1966, leading to the discovery of Cu mineralization by Delhi-Pacific Resources Ltd. (with 12 diamond drill holes). The Taché Lake showing in the eastern portion of the Sagar Property was drilled by Rio Tinto Canadian Exploration in 1962 (five diamond drill holes).  Saucon Development Corp. examined the area between Eagle Lake and Lake Mistamisk in 1962.  Bornite Copper Corp. examined ground west of Lac Du Chambon in 1962, and Conwest Exploration Co. Ltd. (St. Joe Syndicate) examined the area around Lac Plisse in 1963.

During 1975, Canada Tungsten Mining Corp. (“Canada Tungsten”) re-examined gold-bearing radioactive albitite veins at the “Kish” showing.  Track-etch and emanometer surveys were carried out over a circa one square km grid, and 20 diamond drill holes totalling 2,907 m were completed with limited results. During 1978, Leslie Kish found another showing located about 1 km south-east of the previous discovery – a showing comprised of Au-U-bearing albitite veins. In 1979, Société Québécoise d’Exploration Minière (“Soquem”) optioned the property from Canada Tungsten, mapped radioactive boulders, made detailed geological maps and conducted an emanometer survey as extensions of the previous Canada Tungsten surveys.  In 1983, Saarberg-Interplan GmbH identified the Mistamisk boulder field (a.k.a. “Clandestine”) by ground follow-up of an airborne scintillometer survey.  At that time, the boulder field was on the Canada Tungsten-Soquem ground so no work could be done.

In 1986, La Fosse Platinum Group Inc. (“La Fosse”) carried out preliminary sampling of all known showings, and 41 diamond drill holes for 1,585 m (5,200 feet) were completed. The Mistamisk (Clandestine) radioactive boulder field was relocated and a limited drill program (21 drill holes totalling 1,636 m or 5,367 feet) did not find the bedrock source. Further work narrowed targets down to 4 emanometer anomalies which were diamond drilled in 1990 (25 holes for a total of 1,117m or 3.664 feet), but again failed to trace the source of the mineralization. An unmineralized mudstone similar in appearance to the host of the radioactive boulders was intersected “up-ice” but yielded no mineralization results of note.  Gamma ray logs were conducted down the drill holes.

In the winter of 1993, Virginia drilled 15 diamond holes for a total of 1,111.82 m, with little success.  Also in 1994, Hemlo Gold Mines Inc. (“Hemlo Gold”) drilled six diamond drill holes for 1,081.9 m.  The best results from such drilling were 0.5% Cu over 0.5 m in hole SA-94-1, and 0.7% Cu over 2.9 m in hole

SA-94-6 including 2.9% Cu over 0.5 m.  In 1994, Kennecott Canada Exploration Inc. (“Kennecott”) flew an airborne radiometric, electromagnetic and magnetic survey.  In 1995, Kennecott drilled seven holes for 1,390 m, but had limited results. Virginia renamed the Clandestine boulder field the Mistamisk boulder field.  In 1997, Inmet Mining Corporation (“Inmet”) drilled six diamond drill holes for 1,790 m, and the best assay was 0.5% Cu and 0.3 g/t Au over 1.5 m in hole SGR-0.  In 1998, Inmet drilled 21 diamond drill holes for a total of 6,074 m. The best intersections from such drilling were 3.31 g/t Au and 0.11% U over 0.6 m in hole SGR-09; 3.33 g/t Au and 0.15% U over 0.61 m in hole SGR-09 as well as 31.2 g/t Ag over 1.5 m.  As in other drilling campaigns, many small intervals with 0.1% to 0.4% Cu were also found.

The location of exploration performed in specific periods and a summary of the most significant exploration work is provided in Table 2 below.

Summary of Notable Exploration Work on the Sagar Property

Company	Year	Work Performed	Results Summary
Delhi-Pacific Resources Ltd.	1962	Geology, sampling, drilling	Delhi-Pacific Cu-Au showings found and drilled -12 holes for 1,635 m*
Rio Tinto Canadian Exploration	1962	Geology, drilling	Taché Cu showing found and drilled – 5 holes for 89 m (results lost)*
Canada Tungsten	1975	Geology, sampling, drilling	Kish U-Au showing – 20 holes for 2,907 m,* no significant mineralization discovered
Saarberg-Interplan GmbH	1983	Airborne spectrometer survey	Discovery of “Clandestine” U-Au radioactive boulder field
Saarberg Interplan La Fosse Platinum	1986	Geology, Mag-VLF-IP, Powell tube scintillometer	Rediscovery of “Clandestine” U-Au boulder field – 21 holes for 1,636 m,* no significant mineralization discovered
La Fosse	1989	Radon gas survey, pionjar drilling	Pionjar failed to test found anomalies due to poor drill penetration
La Fosse	1990	Drilling and trenching	Trenching did not reach bedrock - 25 holes for 1,117 m,* no significant mineralization discovered
Virginia	1992	Geology, georadar, soil geochem in Clandestine boulder field	70 samples with average values of 65 g/t Au and 0.3% U; soil fines showed anomalous Au-U
Virginia	1993	Drilling in Clandestine boulder field	Source of boulders not found - 15 holes for 1,112 m*
Hemlo Gold	1993	Quaternary study of Clandestine boulders	Clandestine boulder source was interpreted to be to the SW
Hemlo Gold	1993	Drilling	Boulder source not found - 6 holes for 1,082 m*
Kennecott	1994	Dighem airborne survey	Radiometric, AEM and magnetic anomalies were found. An unexplained anomaly was found at Lac Mistamisk
Kennecott	1995	Drilling, prospecting	7 holes for 1,390 m*
Virginia	1996	Quaternary study of Clandestine boulders	Boulders possibly due to mass flow from the NE
Inmet, Denison Mines Corp.	1997	Geology, prospecting, gravity survey	Viking Au-U showing discovered – 6 holes for 1,790 m*
Inmet, Denison Mines Corp.	1998	Drilling	Small mineralized intersections during drilling – 21 holes for 6,094 m*

Geological Setting

Regional, Local and Property Geology

Most of the surface of the Sagar Property is covered by unconsolidated material – the remains and reworked remains of Pleistocene till sheets.  P. Poisson (1992) estimates the area to have around 1% outcrop, mainly on the slopes bordering the Mistamisk Valley.  Beneath the unconsolidated material, the claim groups are underlain by supracrustal units of the Labrador Trough (a.k.a. New Québec Orogen), an Early Proterozoic continental margin sequence with remnants of large igneous provinces (“LIPs”) back-thrust onto its former depositional basement (the Early Proterozoic-peneplained Superior Province).

P. Kearey (1976) observed that the Labrador Trough was a linear fold-belt partly marking the junction of the Superior and Churchill provinces - a NNW-SSE trending belt roughly 160 km wide by 1,200 km long.  Gravity profiles show gently decreasing anomalies over the Superior Province to the west reaching a minimum beneath the Trough, and thence increasing abruptly over the Churchill Province to the east (approximately 15 m Gal higher).  Superimposed on this pattern are several broad gravity maxima parallel to the Trough, one corresponding to a zone of migmatites.  P. Kearey interpreted this geophysical pattern in terms of a relatively elevated Conrad discontinuity beneath the eastern Churchill Province that was isostatically compensated by a thickened lower crust.  The model is consistent with basement reactivation following the collision of the Superior and Churchill provinces which resulted in crustal thickening by ductile flow in the upper mantle and partial melting in the lower crust leading to a double-layered Churchillian crust (refractory lower portion and a more K-rich upper portion).

The Labrador Trough, the Torngat orogen and the Cape Smith belt are composed of Early Proterozoic units, occupying a significant portion of Nunavik and Labrador.  Between the Torngat orogen and the Labrador Trough lies a common hinterland called the “Core Zone” of the south-eastern Churchill Province.  The Core Zone contains a significant Archean protolith and has also been called the Rae Province.  The Trough comprises folded (SW-verging), faulted (strike-slip and/or thrust faults), and metamorphosed sedimentary and igneous supracrustal units belonging to the Kaniapiskau Supergroup. The Kaniapiskau has been subdivided into three cycles separated by erosional unconformities.  Lateral variations occur from west to east across the Trough.  Zones to the west can consist of platform and marine basin sediments as well as fluviatile sediments.  In the centre, zones may consist of volcanics and turbidites, and to the east, zones comprise gneiss and schist.

Geological mapping in the Romanet Horst by E. Dimroth (1970), S.R. Chevé (1985) and T. Clark (1986) established the various units of the Trough stratigraphy.  The Montagnais Group gabbros on the table are not necessarily age-correlatives.  Based on detailed mapping, the author of the Virginia internal report believes that age correlation among the various gabbro sills in the Horst is inappropriate. At the present time, Montagnais magmatism has been dated in the interval 1.88-1.66 Ga (Giga-annum – 1 billion years), and is thought by some to belong to the Trough’s second depositional cycle. The Romanet Horst consists of the following: the Mistamisk and Bacchus Formations, the Romanet Formation, du Chambon Formation, Uvé Formation, Alder Formation, Lace Lake Formation, Dunphy Formation and Chaponikau Formation.

Outcropping intrusions are not common within the Horst, but some pegmatite dykes and rare granite dykes have been found.  Small gabbro bodies have been mapped, most commonly to the south-east.  These gabbros are thought to be older than the Montagnais gabbros.  Granite cobbles are abundant in the till to the north, but the source of the granite is not known.  The abundance and uniformity of the cobbles lead R. Charbonneau (1996, 1997) to postulate that the granite was derived from within the horst, as opposed to outside Archean terrains.

LIPs units on and beside the Sagar Property may explain the Cu-rich character of some drill intersections (e.g., Delhi-Pacific drill holes discussed below), since Cu deposits can occur in association with LIPs (e.g., on the Michigan Peninsula, and the Coppermine volcanics north of Yellowknife).  Hydrothermal circulation of crustal fluids through the LIP basalts beside the Romanet Horst may have contributed Cu directly to the mineralization.

Deposit Types

According to Québec’s 2003 exploration overview, the economic potential of the Trough lies mainly in lithologies that host exhalative massive sulphides with Zn-Pb-Cu-Ag-Au, sediment-hosted stratiform Cu deposits, magmatic Cu-Ni-PGE deposits in picritic flows and sills, and lode Au deposits.  According to this review, the Lac Romanet area constitutes a highly prospective area, especially in the Dunphy Formation, and offers promising potential for sedimentary Cu. Several Zn-Cu-Au-Ag sulphide deposits are known in sandy-pelitic units of the Trough’s second cycle.  Showings appear to be similar to Besshi VMS deposits, but are not being targeted specifically on the Sagar Property.

The presence of uranium and gold along with chalcophile elements such as Cu and Co, and even trace Ni-sulphosalts, is fairly common in various ore deposit models.  The models are: Sandstone Uranium Model, Albitization Gold-Uranium Model, Reaction Bed Replacement Model and the Iron-Oxide Copper Gold Model.

Mineralization

Delhi-Pacific and Taché Lake Cu-Au Showings

The Delhi-Pacific showings occur on the cliff north of the Romanet River, near the border shears and faults of the Romanet Horst.  Mineralization consists of pyrite cubes with some chalcopyrite and pyrrhotite hosted in various silicified and albitized and/or carbonatized shear zones.  Host rocks include sheared and altered basalts and gabbros, unfoliated albitites, albitite breccias composed of approximately 10 cm albitite fragments in a chlorite and/or albitite and/or carbonate matrix, and black translucent “cherts.”  Most units could be described as hydrothermally altered mylonites.  The quantity of sulphides seems to increase with degree of deformation and alteration, and locally massive sulphides have been seen. Delhi-Pacific drilled 12 holes in 1962.  Taché Lake was similar to the Delhi-Pacific discovery but of smaller extent.  Other showings were also found on the north side of the Romanet Horst outside the Sagar Property including the GM, Dillman and Cobalt Bloom discoveries.

Albitite Gold-Uranium Mineralization

The Kish and Eagle pegmatitic uranium-gold vein discoveries made by La Fosse strike N120-150°E. They comprise vertical albitite veins hosted by a massive green mudstone at the base of the Lace Lake formation, and appear to be in the axial plane and flanks of a recumbent isoclinal synform.  Veins range from 1 to 50 cm thick and are up to 80 m long.  They also crosscut foliation and generally stop at dolomite bed contacts within the green mudstone – that is, the veins appear to be post-intense deformation.  The veins themselves consist of albite and quartz with patches of pitchblende, uraninite crystals, yellow uranium oxides, Pb and Ni tellurides and visible gold.  Disseminated pyrite and chalcopyrite is common in the host mudstone.  Samples collected in 1988 recorded values of 12 g/t Au over 0.2 m and 21.2 g/t Au over 0.1 m.  Inmet reported values of 0.8% U and 5.4 g/t Au over 0.3 m at the Eagle showing, and 1% U and 1.0 g/t Au at the Kish Showing.  Of particular interest is the recently discovered Viking showing located on the north bank of the Romanet River, roughly halfway between the Kish and Eagle Showings.

Mistamisk (Clandestine) Boulder Field

In 1988, 157 radioactive boulders were mapped on a grid in an area approximately 500 x 200 m (long axis N-S). The boulder mineralization appears to be hosted by “replaced” albitized sediments showing evidence of structural control such as fracturing and brecciation. Mineralization consists of pitchblende, other uraniferous minerals, Pb and Ni tellurides and gold.  The average grade from 31 assayed boulders was 50.7 g/t Au and 1.3% U.

To test this boulder field, a program of Quaternary geological mapping using boulder size and other features was conducted to find drill targets.  Glaciation appears to have proceeded from south to north, and the mineralized boulders were thought to occur in an ablation till above a basal till.  A very low frequency (VLF) survey was undertaken, and an induced polarization (IP) survey found an 800 m long anomaly.  A Powell tube Radon gas survey on 50 m lines at intervals of 12.5 m was also conducted, suggesting that the source of the boulders was not close.

Exploration

Previous exploration on the Sagar Property is as described above under “Mineralization”, and also described below under “Drilling”.

Drilling

Delhi-Pacific and Taché Lake Showings

In 1962, Delhi-Pacific Resources Ltd. drilled a total of 12 holes for 5,072 feet (1,546 m) on this Cu-Au discovery.  The showings at Delhi Pacific and Taché Lake consist of disseminated pyrite, pyrrhotite and chalcopyrite in sheared basalts and/or gabbros and various facies of albitites interpreted as hydrothermalized mylonites.  Best values are 4.5 g/t Au and 0.75% Cu over 1.2 m at Delhi-Pacific and 3.5 g/t Au over 1 m at Taché Lake.  These two showings which have been thoroughly sampled and are fairly well explored and do not present any potential for the development of economic mineralization.

Surface sampling (trenching) by La Fosse in 1988 resulted in 4.5 g/t Au and 0.75% Cu in “Trench D”, 1.1 g/t Au over 3.6 m in “Trench B”, 3.4 g/t Au over 0.5 m in “Trench A” and 1.7 g/t Au over 2m in “Trench G.”  The Taché Lake showing was drilled by Rio Tinto Canadian Exploration in 1962 (five holes for 292.9 feet, or 89 m) – assay data was unavailable.  Hole TA-01 reported 8.4 ft of green to black medium-grained chloritic rock with sulphide bands (massive pyrrhotite with blebs of pyrite and chalcopyrite).  Hole TA-02 encountered a 2.3 ft section described as disseminated blebs to massive sulphide with pyrite, pyrrhotite and chalcopyrite.

Kish and Eagle Albitite Au-U Showings

In 1975, Canada Tungsten re-examined gold-bearing radioactive albitite veins at the “Kish” and Eagle Showings.  Track-etch and emanometer surveys were carried out over a circa one square km grid, and 20 diamond drill holes totalling 2,907 m were completed with poor results (best result 0.02% U3O8).  La Fosse drilled 41 short holes (total of 1,585 m), testing the albitite uranium-gold mineralization at the Kish and Eagle Showings.  Best intersections returned 1.3 g/t Au over 0.7 m in Hole No. 6; 1.17 g/t Au over 0.4 m in Hole No. 10; 1.4 g/t Au over 0.5 m in hole No. 21.  There was difficulty in establishing a relationship between U and Au grades, likely due to the fact that the mineralization is a combination of chalcophile and lithophile elements deposited in changing redox boundary conditions.  The paragenetic mineral sequence should be established.

Mistamisk (Clandestine) Boulder Field

Finding the source of the boulders has been difficult.  Drilling by La Fosse (21 holes for 1,636 m on their 1988 grid) returned poor results.  A three cm thick radioactive veinlet in Hole No. 57 returned an assay of 0.58% tungsten.  On-going work in 1990 narrowed targets down to four emanometer anomalies which were then diamond drilled (25 holes for a total of 1,117 m), but this program also failed to trace the boulder source.  During the winter of 1993, Virginia drilled 15 diamond holes for a total of 1,111.82 m and was met with little success.  In 1994, Hemlo Gold drilled 6 diamond drill holes for a total of 1,081.9 m.  Best obtained results were 0.5% Cu over 0.5 m in hole SA-94-1, and 0.7% Cu over 2.9 m in hole SA-94-6, including 2.9% Cu over 0.5 m.

The rationale of subsequent drilling was to test the Lace Lake Formation., host to the Viking Showing and a possible source of the Mistamisk boulder field.  In 1997, Inmet drilled six diamond drill holes for 1790 m, and the best assay was 0.5% Cu and 0.3 g/t Au over 1.5 m in hole SGR-02.  In 1998, Inmet drilled another 21 diamond drill holes for a total of 6,074 m.  Best intersections in the 1998 campaign were 3.31 g/t Au and 0.11% U over 0.6 m in hole SGR-09, 3.33 g/t Au and 0.15% U over 0.61 m in hole SGR-09, as well as 31.2 g/t Ag over 1.5 m.  Many small intervals with 0.1% to 0.4% Cu were also found.

Sampling Method and Approach

Previous sampling included the splitting of diamond drill core in-half over obviously mineralized intervals.  This procedure is standard practice in mineral exploration and would be continued in any future drilling program.  Half core is retained for future examination and evaluation in a secure location.  Due diligence would be followed once a sampling campaign is commenced, whether the campaign be soil samples, grab samples, the cutting of diamond drill cores with a diamond saw or surface channel samples.

Sample Preparation, Analyses and Security

A qualified person (as defined in NI 43-101) would supervise future sample collection, and the samples themselves would be secured directly from the site to an ISO/IEC 17025 accredited laboratory and prepared at the laboratory.  Drill core and assay certificates would be stored at a secure location.  Laboratories to be used will have internal standard checks and upgrades to ensure quality and security following the latest industry standards and practice.  For instance, uranium assays could be performed by an ISO/IEC 17025-compliant laboratory using x-ray fluorescence spectrometry on a pressed powder pellet or a borate fusion disc.  Quality control procedures would follow industry-standard protocols and include the use of blind control samples.

For uranium mineralization, it is common practice to base grades on down-hole gamma ray logging tools.  Commonly, there is a dispersion of results among the logs and chemical (fluorometric) analyses of drill core and direct neutron logging.  An important consideration in uranium mineralization is the recoverable uranium content.  “Refractory” uranium minerals may give good radiometric or fluorometric assay results, but may not be recovered in significant amounts by some production processes.  If the uranium mineralization is not in equilibrium with its radioactive daughter elements, radiometric assays may not reflect recoverable uranium values.

The definitive document on radiation protection requirements for incidentally exposed workers such as field personnel is the Canadian Guidelines for the Management of Naturally Occurring Radioactive Materials (NORM) published by Health Canada at http://www.hc-sc.gc.ca/ewhsemt/alt_formats/hecs-sesc/pdf/pubs/contaminants/radiation/normmrn/00ehd245.pdf. This document was developed by the Federal-Provincial Territorial Radiation Protection Committee and has been endorsed by federal, provincial and territorial governments in Canada.

Data Verification

None of assays seen in the various reports seemed to be outside of the norm for mineralization of this type with their visible mineral contents.  Assay value ranges from different company exploration campaigns compare favourably with previous assays from the same location.  There is no need to resample multiple sampled mineral occurrences.

Adjacent Properties

Mineralization outside the Sagar Property claim blocks is of similar kind to that seen within the claim blocks – a feature of the Romanet Horst environment.  The general location of mineral discoveries in the north-western part of the Romanet Horst is shown in the Sagar Property Report.  At the present time, claim ownership and targeted claim acquisition by various entities is confined to the Romanet Horst.  Current discoveries, based on previous exploration campaigns, are also confined to the Horst.

Mineral Processing and Metallurgical Testing

Not applicable to the Sagar Property as at the date of the Sagar Property Report.

Mineral Resource and Mineral Reserve Estimates

Not applicable to the Sagar Property as at the date of the Sagar Property Report.

Other Relevant Data and Information

Not applicable to the Sagar Property as at the date of the Sagar Property Report.

Interpretations and Conclusions

The Property occurs in the Romanet Horst, a north-western cross-cutting fault-bounded structural feature astride the Early Proterozoic Labrador Trough – a supracrustal thrust-fold belt in Labrador-Nunavik.  Several kinds of mineralization have been found on the Sagar Property characterized by an impressive number of U, Au, Cu, Zn and Pb showings of several different kinds.  One discovery occurs as scattered boulders in an approximately 500 x 200 m area (the Miskamisk a.k.a. Clandestine boulder field), with 31 boulders grading an average of 50.7 g/t Au and 0.3% U.  The source of the boulders is an important target.  Albitites associated with gold mineralization are typical of other Proterozoic mesothermal-gold discoveries, and an association of copper in shears of the Delhi-Pacific showing on the Sagar Property suggests significant structural control on mineralization.

Several genetic models including a sandstone-uranium model, an albitization Cu-Au model, a reaction bed replacement model, and an iron oxide Cu-Au (±U) model, are being used for exploration on the Sagar Property.  The authors of the Sagar Property Report concluded that showings found to date are evidence that the Sagar Property is worthy of further exploration because of: (i) the widely scattered mineralization found on the Sagar Property to date contains high-grades of U, Au, and Cu; (ii) new exploration models developed by GeoVector Management Inc. (“Geovector”) are worthy of testing; (iii) new methodologies, such as water sampling and new Quaternary studies of gold grain morphology, will aid in interpretation and narrow the exploration focus; and (iv) the geographic information system (“GIS”) stacks have and will create new targets.

Recommendations

The proposed exploration work program for the summer of 2006 includes the obtaining of property-wide geochemical water sampling, maintaining and upgrading the new GIS database, new Quaternary stratigraphic investigations to trace boulder source and further prospecting/reconnaissance geology.  GeoVector is working with Expedition Helicopters Inc. who have the responsibility for refurbishing the original base camp and providing a helicopter for the program.  The Company has obtained permits for exploration and camp construction.

Targets of highest interest include U, U-Au, Cu-Au, and Cu mineralization types.  In 1962, Delhi-Pacific found extensive Cu mineralization in shears, and low grade Cu-in-dolomite-argillite stratabound discoveries were made to the SE. A particularly interesting discovery occurs as mineralized boulders in an approximately 500 x 200 m area (the Miskamisk a.k.a. Clandestine boulder field), with 31 boulder samples averaging 50.7 g/t Au and 0.3% U.  The boulder source represents a high-priority exploration target.

The water sampling survey will comprise collection from small streams and ponds at a density of 10 to 12 per sq km in designated target areas, and five to six samples per sq km over the rest of the Sagar Property (looking for anomalies that reflect a proximal source).  This survey is regarded as critical in the sense that it will provide a new layer of potential targeting information. The Quaternary geology will to be re-evaluated, with emphasis on assessing targets three and four. Prospecting and reconnaissance geology will be carried out to further evaluate the differing targets.

The Sagar Property Report estimated that the cost of the exploration program for 2006 would be $700,000, with a further contingency budget of $250,000 to be added for 2006 should the initial exploration program prove positive. Subsequent to the Sagar Property Report, as at June 30, 2007, the Company incurred an aggregate of $3,755,451 of exploration expenditures on the Sagar Property. The Company intends to spend approximately and additional $4,000,000 on the Sagar Property and the area comprising the Ferderber claims over the next 12 months, bringing the cumulative total of such expenditures to $7,755,451.

We are currently up to date with all obligations required to maintain the property in good standing.

FERDERBER CLAIMS

Uranium Star has  acquired a 100% undivided right, title and interest in and to 19 mining claims (0036315, 0036316, 0036317, 0036318, 0036319, 0036320, 0036321, 0036322, 0036323, 0036324, 0036325, 0036326, 0036327, 0030649, 0030650, 0030640, 0030638, 0030612, 0030613) held by Mr. Peter Ferderber, covering an area of approximately 64 hectares located in the Central Labrador Trough Region of Québec, 13 of which are contiguous to Uranium Star’s Sagar property.

In consideration of Uranium Star receiving a 100% interest in these claims (free and clear of all encumbrances), subject to any net smelter return royalties, Uranium Star paid Cdn$6,000, and issued 150,000 shares of Uranium Star’s common stock and a warrant exercisable for 75,000 of Uranium Star’s common shares, exercisable at $1.00 for a three year period from date of issuance.

Underlying Royalty (NSR)

Mr. Ferderber retains a 1% net smelter return royalty on this property and agreed that Uranium Star shall have a first right of refusal to purchase the 1% net smelter return royalty should Mr. Ferderber, at his sole discretion, elect to sell the royalty.

MADAGASCAR PROPERTY

Moheli
Mamoudzou
Mayotte
Malawi
Lilongwe
Tromelin
Juan de Nova Island
Harare
Mozambique
Antananarivo
abwe
Madagascar
Bassas da India
Europa Island
Three Horses Property
X
Image NASA
Image © 2007 TerraMetrics
© 2007 Europa Technologies
©2007 Google™
Pointer 18°55'59.49" S 42°19'05.15" E
Streaming |||||||||| 100%
Eye alt 2138.34 km

On August 22,2007, Uranium Star entered into a joint venture agreement with Madagascar Minerals and Resources sarl, a company incorporated under the laws of Madagascar. The joint venture, to be known as the “Three Horses Joint Venture”, will be operated through a Madagascar limited liability company in which Uranium Star will own a 75% undivided interest and Madagascar Minerals will own the remaining 25% interest. The consideration paid to Madagascar Minerals to acquire the 75% stake in the joint venture consists of:

(i)

a signing fee of $15,000 within 15 days of the properties vesting in the joint venture,

(ii)

a payment of $750,000 within 15 days of the properties vesting in the joint venture, and

(iii)

the issuance of 1,250,000 common shares of  Uranium Star and 500,000 share purchase warrants within 30 days of the properties vesting in the company created for the joint venture under Madagascar law. Each share purchase warrants is exercisable at $1.00 per share for a period of 2 years from the date of issuance.

The properties held by the joint venture are comprised of mineral permits consisting of 36 “squares”, each square representing approximately 26.5 sq. kilometers. The properties are located in the District of Toliara and are referenced as TN 12,306,P(R); TN 12,814, P(R); TN 12,887 P(R); TN 12,888 P(R); TN 13,020 P(R); TN 13,021 P(R) as issued by the Bureau de Cadastre Minier de Madagascar (“BCMM”) pursuant to the Mining Code 1999 (as amended) and its implementing decrees.

Uranium Star agreed to give Madagascar Minerals a free carried interest in the joint venture until completion of a pre-feasibility study.

Uranium Star will be the operator of the Three Horses Joint Venture, with exclusive rights to direct and manage all exploration and other activities of the Joint Venture.

Madagascar Minerals will assist in obtaining all necessary approvals relating to exploration permits, permission and exploitation rights from local and governmental agencies and institutions with regulatory and statutory authority at the expense of Uranium Star.

Uranium Star can terminate the joint venture agreement by giving 60 days advance written notice to Madagascar Minerals and Resources sarl, who then has a first right of refusal over the properties.

Following the completion of the pre-feasibility study for the Three Horses Joint Venture, each party will make their contributions pari passu. In the event that one or other of the parties is unable to make their contribution to funding, their interest will be diluted accordingly.  In the event that a joint venture party’s interest in the joint venture is diluted below 10%, then that interest will be exchanged with the majority shareholder for a 2% net smelter return.  Furthermore, that royalty may be acquired by the remaining joint venture party as follows:

(i)

the 1st 1% at US$1,000,000 in cash or shares of Uranium Star; and

(ii)

the 2nd  1% at US$ 1,500,000 in cash or shares of Uranium Star;

both at the option of the remaining shareholder.

Uranium Star may assign all or its part of its interest in the Three Horses Joint Venture to another party without the express consent from Madagascar Minerals and Resources sarl.  Madagascar Minerals and Resources sarl may not assign its interest without express agreement of Uranium Star.

Initial exploration Program.

Uranium Star has budgeted $1,517,000 to conduct the first phase of the exploration program for the Three Horses Venture.  The Company currently projects that this exploration will include the following elements:

•

Road Maintenance – As available road are in poor condition, the Company will institute a road maintenance program designed to reduce travel times and significantly reduce wear and tear on vehicles.  The project will be supplied from Toliara, the capital of Toliara province.  The Company will identify a supply route and select contractors to determine maintenance costs.

•

Camp – A suitable camp with generated power and running water will be constructed on the property, with easy access to water supply.

•

Environmental Study – Madagascar law requires that an environmental study be carried out before any significant exploration work begins.  An environmental firm will be retained to complete an advance study that should allow the Company to proceed with its program without interruption.

•

Data Acquisition – The Company plans to review all available studies that have been completed with respect to the applicable properties.  The Company also plans to acquire suitable satellite imagery, carry out structural and alteration studies before field work commences.  In addition, the Company has obtained and will analyze data for a recently completed 500 meter line spacing airborne magnetic survey.

•

Airborne Geophysical Survey – Several airborne geophysical contractors will be contacted to determine their availability to complete an airborne electro-magnetic and magnetometer survey of approximately 3,000 line kilometers, with a minimum line spacing of 100 meters.

•

Geological Mapping – The Company plans to have two geological teams carry out an initial 1:25,000 scale geological mapping program of the property.  This will be expanded to a larger scale once specific target areas are defined.

•

Stream Sediment Survey – All significant streams near the property will be sampled at 500 meter spacings and analyzed for multi-elements by ICP-MS and gold.

•

Prospecting – Areas in which surface gossans located will be prospected and sampled in detail.

•

Mechanical Trenching – Mechanical trenching and sampling of gossans and other styles of mineralization will be carried out on a systematic basis to determine the precious and base metal content of surface materials.

•

Ground Geophysical Surveys – Known gossans and those defined during mapping and prospecting can have line grids established and surveyed with HLEM and magnetometer on lines 100 meters apart and at 25 meter stations. Gravity surveys may be completed once the airborne survey data is received and interpreted and all significant targets are covered with line grids.

•

Soil Sampling Surveys – Soil samples will be collected on all established lines at 100 meter line spacing and 25m stations along the lines.  All samples will be analyzed for multi-elements by ICP-MS and gold.  Consideration should be given to temporarily importing a spectrometer to carry out initial soil analysis. The exporting of soil samples (likely to South Africa) will have to be timely.

The Company anticipates employing four up to 10 technicians/geologists, approximately four of which would be foreign (non-Malagasy) geologists.

The Company also anticipates that its airborne survey of the property will be completed before the rainy season begins in October. The stream sediment sampling is anticipated to be completed and the basic geology determined with significant gossans outlined. Orientation soil surveys could be completed over known gossans to determine appropriate sampling medium and sieve size. Post rainy season would allow for a full ground exploration program to be implemented.

Peter’s Creek – Initial property holding for Uranium Star Corp.

The Company entered into an agreement dated May 14, 2004 with Thornton Donaldson to acquire a 100% interest in seven placer claims for the issuance of 2,500,000 shares of our common stock to him.  The placer claims are located in the Cariboo Mining Division in east central British Columbia, Canada.   The claims are registered in the name of Thornton Donaldson, who has executed several trust agreements with us, whereby he has agreed to hold the claims in trust on our behalf.  The total cost of the placer claims is $1,700, and this figure represents the original cost incurred by Thornton Donaldson.

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

The placer claims are unencumbered and in good standing and there are no competitive conditions which affect the claims.  Further, there is no insurance covering the claims.  The Company believes that no insurance is necessary since the claims are unimproved and contain no buildings or improvements.

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

On September 11, 2007, Uranium Star agreed to sell these claims to Hawk Uranium Inc, a public company listed on the TSX Venture Exchange. Uranium Star received 200,000 common shares of Hawk Uranium Inc. in consideration for these claims.

Finland

The Company entered into a letter of intent dated March 10, 2006 with Apofas Ltd., for an option to acquire a 100% interest in 20 mineral claims located in Finland covering an area of about 150 square kilometers. Seventeen of these claim reservations occur within the Paleo-Proterozoic Kusamo Schist Belt of northeastern Finland.  Past drilling within our claim area by Agricola Resources has intersected 0.33% uranium oxide (U3O8) over 0.90 metres.  The remaining reservations occur within the Koli geographic province of eastern Finland, which contains the past producing Paukkajanvaara unconformity style uranium deposit.

Of the 20 claim reservations identified in our letter of intent with Apofas, we were granted 19.5 by the Finnish government on April 12, 2006 totaling an area of approximately 150 square kilometers. Pursuant to the letter of intent, the Company acquired the exclusive right to stake claims on the reserved areas by making non-refundable cash payments of $50,000 and issuing 500,000 shares to Apofas.

Further to our agreement with Apofas, the Company has exclusivity over any reservation claims Apofas identified or filed for a further one year period. Apofas did identify an additional 7 areas totaling approximately 49 square kilometers and filed claim reservations with the Finnish Government on our behalf. The additional claim reservations were approved by the Government on October 3, 2006. This brings our total claim reservation land package to approximately 199 square kilometers.

We have one year to complete our evaluation and determine which claim reservations will be converted into mining claims. We are currently up to date with our obligations for maintaining these property holdings in good standing.

During June 2007, the Company after evaluation of its exploration commitment on hand decided not to proceed with exploration activities in Finland and accordingly abandoned its reservation claims.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s executive offices are currently located at 1000–141 Adelaide Street West, Toronto, Ontario M5H 3L5.  These offices are leased, and the Company's monthly rental payments are currently approximately Cdn$3,000.

Sagar Property

200 claims located in the Romanet Horst of Labrador in Northern Québec, Canada as described in the Section "Description of Business"

Ferderber

19 claims located in the Romanest Horst of Labrador in Northern Québec, Canada, 13 of which are contiguous to the Sagar Property as described in the Section "Description of Business"

Madagascar Property (acquired August 22, 2007)

A 75% undivided interest in approximately 954 sq kilometers of mineral permits located in the District of Toliara, Madagascar.

Peter’s Creek

Three Placer claims, one Placer lease and one Placer cell located in the Cariboo Mining Division, British Columbia, Canada as described in the section "Description of Business".

Workman Creek

Until September 11, 2007, the Company held 69 claims located in the Gila County District of Arizona, USA as described in the Section "Description of Business".

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings that are currently pending or, to the Company’s knowledge, contemplated against the Company to which it is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The table below sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board.  The Company’s common stock is traded on the NASD’s OTC Bulletin Board under the symbol URST.  This is the principal market where the Company's common stock is traded.  The Company’s common stock is also listed on the Frankfurt Stock Exchange.

Quarter Ended	High	Low

June 30, 2005	$0.433	$0.433
September 30, 2005	$0.45	$0.25
December 31, 2005	$0.60	$0.41
March 30, 2006	$1.05	$0.43
June 30, 2006	$1.75	$0.91
September 30, 2006	$1.25	$0.60
December 31, 2006	$1.35	$0.60
March 31, 2007	$1.65	$1.01
June 30, 2007	$1.42	$0.42

At September 25, 2007, the Company's Common Stock was quoted on the OTC Bulletin Board at a closing price of $0.32 per share.

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Since inception, the Company has not paid any dividends on Common Stock, and do not anticipate that any dividends will be paid  in the foreseeable future. As at June 30, 2007, the Company had approximately 151 shareholders of record based on information provided by the transfer agent, Empire Stock Transfer Inc.

Recent Issuances of Unregistered Securities

All issuances of unregistered securities by the Company during the period from July 1, 2006 to June 30, 2007 were previously reported on the reports on Form 10-QSB and Form 8-K filed by the Company during that period.

Subsequent to June 30, 2007, the Company agreed that within 30 days following the formation of a company under Madagascar through which the Three Horses Joint Venture will be operated, the Company will issue 1,250,000 common shares to Madagascar Minerals and Resources sarl, as well as 500,000 share purchase warrants.  Each share purchase warrants is exercisable at $1.00 per share for a period of 2 years from the date of issuance.  As of the date of this report, these common shares and purchase warrants have not been issued. Such issuances shall be made pursuant to an appropriate exemption under the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in its Quarterly Reports on Form 10-QSB for the nine months ended March 31, 2007 and for the six months ended December 31, 2006.

The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.  We urge you to read this report in conjunction with the risk factors described herein.

Plan of Operation

The Company’s plan of operations for the period until December 31, 2008 is to complete the following objectives within the time periods specified, subject to our obtaining the necessary funding and/or permits for continued exploration of the mineral properties. The following table summarizes the anticipated exploration expenditures on our current properties for the period until December 31, 2008.

ESTIMATED EXPLORATION BUDGET
	2007	2008	Totals
Sagar Project (includes Ferderber Claims)	4,700,000	3,000,000	7,700,000
Madgascar	1,517,000	5,018,000	6,535,000
Other	300,000	300,000	600,000
Totals	6,517,000	8,318,000	14,835,000

Sagar Property

The Sagar Property is the Company’s primary exploration target as it shows signs of possessing significant grades for both uranium and gold.

Given the encouraging results of the first phase of exploration, Uranium Star has commenced the following geophysical program.  The exploration program is being designed and implemented by Tiaga Consultants Ltd of Calgary, Alberta.

Exploration Program Summary

OBJECTIVES

Eight target areas were identified for further investigation during the summer exploration program.  The main objectives were to "complete the process of project familiarization, to obtain a property-wide layer of chemical information, and to evaluate and prioritize the existing targets, in order to intelligently recommend further work (geophysics/drilling)".  The fieldwork consisted of a water survey (to delineate concealed uranium, gold and copper targets), quaternary investigations, and prospecting/reconnaissance geology.  In conjunction with this fieldwork, a significant amount of time was spent updating the GIS database.  The Sagar Property camp was refurbished and improved to provide a fully functional base camp, which can accommodate up to 16 field personnel.  For the period ended June 30, 2007, we incurred an aggregate of approximately $3,671.582 for exploration expenses in connection with the Sagar Property.

GEOCHEMICAL SAMPLING

Uranium Star’s geochemical consultant was on-site from July 25 to August 9, 2006.  He conducted a comprehensive water-sampling program during which a total of 599 samples were collected from narrow streams and small ponds and these have been sent to Activation Laboratories for analysis.

QUATERNARY INVESTIGATIONS

Uranium Star’s quaternary specialist was on-site from July 25 to August 11, 2006 during which time he undertook a general overview of the quaternary geology of the horst and environs, including obtaining 136 measurements of ice flow direction.  Particular attention was paid to the Mistamisk boulder field, where he carefully examined the various boulders, and collected eight site till samples as well as nine regional till samples.  These samples have been sent to Overburden Drilling Management in Ottawa for processing (gold grain count, assessment of the heavy metal concentrate, etc.), and the fine fraction has been sent to Activation Laboratories for analysis.

GEOLOGY AND PROSPECTING

Reconnaissance geology and prospecting was conducted over the nine identified targets.  This work enabled GeoVector to become familiar with the geology and mineral showings of the northwestern Romanet Horst, which resulted in the discovery of several new showings and aided in the ongoing development of geological ideas and exploration strategy for the Sagar Property project.

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

B.  Capilano Target

A second priority target is an interpreted northwest-trending structure parallel to the margins of the Romanet Horst, located in the north-central part of the horst and controlling at least two gold-uranium showings - Eagle and Kish.  One possibility is that the mineralization seen on surface represents leakage from an underlying, larger deposit, likely associated with the Archean unconformity at the base of the horst.  Deep drilling would be necessary to test this theory.

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

2006 SEPTEMBER EXPLORATION PROGRAM

The September work will consist of 94 Km of line cutting on the Osprey and Redtail showings and over new occurrences on the Crowbrush Target.  Radiometrics, magnetics, prospecting and mapping will take place over the cut grid areas.  The cut lines will also be used for the planned winter 2007 IP survey.

The cost of the programs is estimated at $175,000.

Exploration Program Highlights.

The spectacular mineralization found in the Mistamisk Boulder Field has fueled an ongoing drive to discover its source.  The Mistamisk Boulder field is approximately 500 x 200 meters in size and contains which contains more than150 boulders.  In reports obtained by Virginia Mines, 70 tested boulders averaged 64.9g/t gold and 1.3% uranium, with values of up to 640 g/t gold and 4.11% uranium.  Uranium Star is the direct beneficiary of the extensive exploration efforts incurred by Hemlo, Inmet, Virginia Mines and LaForge, among others.  These efforts have provided very extensive insights through studies and exploration relating to the location of the Mistamisk Boulder field as well as Sagar Property is characterized by an impressive amount of uranium, gold, copper and lead/zinc mineralization of different styles and potential deposit models.  Armed with this historical data, in the summer of 2006 the Company conducted an extensive field exploration program.  The results of this program have provided 600 water samples, with some samples returning high levels of uranium, quaternary work that has confirmed the direction of the ice flow, and the discovery of new highly mineralized uranium boulders to the North and South of the Mistamisk Boulder field.  We now believe that the source area of the boulder field has been identified and is now exploring to quantify this conclusion.

2007 Winter/Spring Exploration Program

On February 12, 2007, the Company announced the start of its winter exploration program on its Sagar uranium-gold project, located in northeastern Québec.  Work consisted of establishing a large line grid, geophysical surveys, extensive reverse circulation drilling and diamond drilling to vector in on the source of the uranium-gold mineralization seen in the Mistamisk boulder field.

Camp and Operating Infrastructure

A construction crew was mobilized at the Sagar Property site to construct and manage the initial camp. Equipment and fuel were mobilized to the area by Expedition Helicopters who are responsible for the procurement of a major portion of the required equipment as well as additional construction necessary for the field camp to accommodate a relatively large field crew. Expedition Helicopters will also supply a helicopter to transport drills and personnel.

Air Inuit supplied logistical expertise and aircraft for the on-going mobilization of fuel, equipment and personnel. Flights originated  from Schefferville and Kuujjuaq . Regular Air Inuit flights will be on-going into the Sagar Property camp in order to keep it supplied as well as fly out samples for subsequent assay. Norpaq Adventures provided operating infrastructure in Schefferville and assist in camp logistical management.

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

On March 5, 2007, the Company announced that two reverse circulation drills are in place on its Sagar uranium-gold project, located in Northern Québec.

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

On June 8, 2007, the Company announced the results of its winter drilling program which saw the completion of 60 reverse circulation (RC) drill holes. In addition, seven diamond drill holes were completed for a total of 1,070 meters. Lower than projected productivity from one of the reverse circulation rigs necessitated drilling on 500 meter centers as opposed to the designed 250 meter centers, which resulted in significantly less coverage than the initially planned program of 120 RC drill holes at 250 meter spacing. The program covered an area of 8 km2. Only RC drilling on the Royal Montreal Grid was completed.

2007 Summer/Fall Exploration Program

On June 12, 2007, the Company announced the mobilization of a Full-Scale Exploration Program at Sagar Property.  The twenty member exploration team will focus on drill site preparation as the company plans for a major summer/fall drill program. The drilling program will utilize both reverse circulation and diamond drills.

Areas that were targeted during the summer program include the Royal Montreal Grid which is interpreted to host the mineralized source of the Mistamisk boulders, the Red Tail Grid and the Bannock Lake grid. A major east west trending structure is interpreted to underly the Royal Montreal Grid and it is thought that the mineralized source of the Mistamisk boulders has a direct relationship to this structure. The structure can be traced for over 10 kilometers along the width of the property. Both the Bannock Lake and Red Tail target areas are also associated with this major east west trending structure.

During the spring break-up, Uranium Star paused exploration activities at the Sagar Property at the end of April. This enabled Uranium Star to re-analyze the airborne geophysics for the Sagar Property, compile and make interpretations of all previous work on the property, and await the analytical results for samples submitted for geochemical analysis. All this data has subsequently been integrated to target this summer's exploration work over prospective areas that have seen little exploration in the past.

The airborne geophysical survey flown by past operators in 1995 has been re-processed and the more refined data is assisting in zeroing in on potentially mineralized zones. The Mistamisk boulder field displays coincident but stronger thorium anomalies than uranium.

This relationship will have to be determined but it would appear that there is a significant component of granitic rocks within the boulder field and it is known that these are somewhat radioactive, caused mostly by thorium. It is quite conceivable that the mineralized source of the boulders is proximal to a granitic source. Significant hornfels alteration has also been noted associated with rocks in the Mistamisk boulder field which also points to a granitic association.

On June 27, 2007, July 5, 2007 and August 20, 2007, the Company  provided an exploration program update.  A land-based air strip has been completed and is currently in use with flights landing weekly. In order to protect Uranium Star's interest in the area, 13 additional claims have been acquired along the western boundary of the Sagar Property. These claims are adjacent to the highly prospective area described above.

Drilling

The extensive exploration program has been progressing with performance of the two drills meeting and exceeding schedules. To date, the summer 2007 program has completed a total of 97 reverse circulation (RC) drill holes for more than 1,500 meters drilled. More than 28 diamond drill holes have been completed with in excess of 2,500 meters having been drilled. Though a great deal has been accomplished, with more than 5 targets receiving varying intensity of drilling over an area greater than 20 km2 in size there is a significant amount of exploration drilling remaining to be done. Additional targets in other proximal areas will be drill tested within the next month.

Analysis

Analysis of more than 3,000 soil samples and 1,150 RC samples has been collected up to August 10th have been shipped to the ALS Chemex Laboratory in Val-D'Or, Québec for verification. These samples are being submitted for gold by fire assaying and ICP multi-element analysis in order to provide reliable results on the Sagar Property.

The gold found to-date at Sagar Property has been micron-sized and not visible to the human eye therefore it is necessary to have a commercial lab verify analytical results of any samples collected. It is management's hope that the full analytical/assay results of the program will be returned to Uranium Star by late October, however if partial results are made available earlier, management will endeavor to update shareholders as soon as possible.

Summer 2007 Exploration Program Extended

Uranium Star has extended the exploration program by one month in order to do additional follow-up work on some of the highly prospective targets identified during the program. Two full work rotations have been completed by the on-site teams and a third has been added to accommodate the extended program. This extension has been prompted in part by the nature of the encouraging drill intersections discovered to date. A number of intersections, over 10's of meters, displaying similar alteration (sodic and hematitic) to that found in the famous mineralized Mistamisk boulders have been made. Attempts are being made to follow these structurally related alteration zones with the drills to ultimately intersect the potential source of the uranium and gold mineralized boulders.

Future Programs

Sagar Property and Federber Properties, Northern Québec

Based on the positive and encouraging results from the recent exploration programs, we intend to continue to aggressively explore the Sagar Property.   The second stage drill program will be based on all compiled results as well as the first stage drilling results.  We intend to spend approximately $4,000,000 on the Sagar Property and Ferderber Properties over the next 18 months bringing the cumulative total to $7,600,000.  Actual exploration programs and expenditures will be continually reviewed and approved by the Board of Directors in consultation with Uranium Star’s consultants.

Madagascar Properties (acquired August 2007)

Uranium Star will begin gathering data and a structural and alteration study of satellite imagery implemented. Initial work will consists of a detailed airborne electromagnetic (AEM) and magnetometer survey to determine conductive and magnetic bodies along the subsurface area and stream sediment sampling to determine the geochemical signature of the permit area and geological mapping to put the geological environment into context. In addition, roads in the immediate project will be upgrade.

Drilling will commence in 2008 which will include ground geophysical survey. The initial drill is anticipated to be between 5,000 to 7,000 meters consisting of 30 – 40 holes.

The budget for the exploration work is set at approximately $1,517,000 in 2007 and $5,018,000 in 2008.

Peter’s Creek

Currently, we do not plan to conduct any significant exploration work on this property.  The Company will perform any required work or permitting to ensure the property is kept in good standing.  Actual exploration programs and expenditures will be continually reviewed and approved by the Board of Directors in consultation with the Company’s Geologists.

Other Expenses

The Company anticipates spending approximately $200,000 in ongoing general and administrative expenses per quarter for the next twelve months.  These general and administrative expenses will consist primarily of professional fees for the accounting, audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  However, the overall general and administration expenses will vary in direct proportion with the level of activity relating to future acquisitions and exploration programs.

Cautionary Note

Based on the nature of the Company’s business, the Company anticipate incurring operating losses in the foreseeable future. This expectation is based, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing, profitable mines. The Company’s  future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

•

the ability to raise additional funding;

•

the market price for gold;

•

the market price for uranium

•

the results of our proposed exploration programs on our mineral properties; and

•

the ability to find joint venture partners for the development of the Company’s property interests.

If the Company is successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. In the event the Company is not successful in raising additional financing, the Company may not be able to proceed with its business plan. In such a case, the Company may decide to discontinue its current business plan and seek other business opportunities in the resource sector. Any business opportunity would require our management to perform diligence on possible acquisition of additional resource properties. Such due diligence would likely include purchase investigation costs such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits. It is anticipated that such costs will not be sufficient to acquire any resource property and additional funds will be required to close any possible acquisition.

During this period, the Company will need to maintain periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. In the event no other such opportunities are available and the Company cannot raise additional capital to sustain operations, the Company may be forced to discontinue business. The Company does not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Due to the Company’s lack of operating history and present inability to generate revenues, the Company’s auditors have stated their opinion that there currently exists substantial doubt about the Company’s ability to continue as a going concern.

From inception to June 30, 2004, the Company raised $59,750 through the issuance of 3,195,000 common shares.

For the year ended June 30, 2005, the Company did not raised any new financing.

For the year ended June 30, 2006, the Company raised $795,250 through the issuance of 2,980,000 common shares and 2,265,000 share purchase warrants.

For the year ended June 30, 2007, the Company raised $17,300,000 through the issuance of 34,600,000 common shares and 29,000,250 share purchase warrants.

The Company anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  However, the Company cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of  common stock for additional phases of exploration.  The Company believes that debt financing will not be an alternative for funding additional phases of exploration.  The Company does not have any arrangements in place for any future equity financing.

Results of Operations

The Company had no operating revenues since inception on March 1, 2004 through to the year ended June 30, 2007.  The Company’s activities have been financed from the proceeds of share subscriptions.  From inception, on March 1, 2004, to June 30, 2007, the Company raised a total of $18,155,000 from private offerings of the Company’s securities.

For the period from inception, March 1, 2004, to June 30, 2007, the Company incurred total expenses of $22,553,997.  These expenses included $9,618,875 in mineral property and exploration costs.  These costs charged to operations were for the acquisition of the placer claims, Gila Property in Arizona, mineral claims located in Finland, Sagar Property in Canada and other ancillary costs related to the mineral properties.  The Company  also incurred $765,588 in professional fees during the period. The Company had general and administrative expenses of $750,260; stock based compensation of $11,857,476 and  a foreign exchange translation gain of $472,875.

Liquidity and Capital Resources

As at June 30, 2007, the Company had cash on hand of $12,308,793.

The Company funded the business to date through the sale of our common stock.

The Company holds a significant portion of cash reserves in Canadian dollars.  Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in both translation gains or losses in US dollar terms.  If there was to be a significant decline in the Canadian dollar versus the US Dollar the US dollar cash position would also significantly decline.  The Company has not entered into derivative instruments to offset the impact of foreign exchange fluctuations.  Such foreign exchange declines could cause us to experience losses.

There are no assurances that the Company will be able to achieve further sales of common stock or any other form of additional financing.  If the Company is unable to achieve the financing necessary to continue the plan of operations, then the Company will not be able to continue our exploration and our venture will fail.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included as part of this Form 10-KSB immediately following the signature page, beginning at page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d- 14(c) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  The evaluation was undertaken in consultation with the accounting personnel.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the

Company in the reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

While the Company believes that the disclosure controls and procedures and internal controls over financial reporting are adequate, no system of controls can prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B  OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age, and position of each executive officer and director who have served during the fiscal year ended June 30, 2007 and the term of office of each director of the Company.

Name	Age	Position

Elgin Wolfe	73	Chairman & Director since December 22, 2006
J.A. Kirk McKinnon	64	President, Chief Executive Officer and Director since April 26, 2006
Richard E. Schler	54	Vice-President, Chief Financial Officer and Director since April 26, 2006
William Nielsen	57	Director since April 26, 2006
Hadyn Butler	63	Director since December 22, 2006

Directors of the Company hold their offices until the next annual meeting of the Company’s shareholders until their successors have been duly elected and qualified or until their earlier resignation, removal of office or death.  The Board of Directors met four times in fiscal 2007.  The officers of the Company are elected by the Board of Directors to serve until their successors are elected and qualified.

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

Hadyn Butler, P.Geo.

Hadyn Butler joined our Board of Directors on December 22, 2006.  Mr. Butler has over 40 years of geological experience, having graduated with a degree in geology in 1974 (Batchelor of Science, with First Class Honors and University Medal) at the University of New England, Armidale, New South Wales, Australia.  Mr. Butler currently works as a Professional Geoscientist and a practicing member of the Association of Professional Geoscientists of Ontario.  He has also served as a director for MacDonald Mines Exploration Ltd., a TSX Venture Exchange listed company, since August 2003.

Elgin M. Wolfe

Elgin M. Wolfe joined our Board of Directors on December 22, 2006.  Mr. Wolfe has served as President of King River Development Limited since October 2004 and of Tri-Main Development LLC since February 2001.  Both of these companies are real estate development businesses.  Besides spending his working life in the construction and real estate development business, Mr. Wolfe has been a director of VenCan Gold Corporation, a TSX Venture Exchange listed company, since 1990.

Involvement in Certain Legal Proceedings

To the best of the Company’s  knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company:  (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee Financial Expert

The Company has an audit committee and is comprised of Elgin Wolfe, Richard Schler and Haydn Butler, all of whom are financially literate.  Messers Wolfe and Butler are independent directors as they do not have any involvement in the day to day operations of the Company. The Audit Committee is a key component of the Company’s commitment to maintaining a higher standard of corporate responsibility. The Committee reviews the Company’s financial reports, internal control systems, the management of financial risks and the external audit process. It has authority to conduct any investigation appropriate to its responsibilities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company’s securities.  Such officers, directors and 10% shareholders are also required by the SEC to furnish the Company with all Section 16(a) forms that they filed.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Form 3 (Initial Statement of Beneficial Ownership), Form 4 (Statement of Changes of Beneficial Ownership of Securities) and Form 5 (Annual Statement of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they filed.

Following a review of the filings made under Section 1b(a) of the Securities Exchange Act of 1934, as amended, the Company has determined that Mr. McKinnon was late in filing two Form 4s, Mr. Schler was late in filing four Form 4s, Mr. Nielsen was late in filing two Form 4s, Mr. Butler was late in filing one Form 3 and two Form 4s and Mr. Wolfe was late in filing one Form 3 and two Form 4s.

Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended June 30, 2007, beneficial owners and executives complied with Section 16(a) filing requirements applicable to them.

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

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation

The following tables set forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our chief executive officer and each of our other executive officers who received compensation in excess of $100,000 during such period (as determined at June 30, 2007, the end of our last completed fiscal year):

	Annual Compensation			Long Term Compensation
				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation ($)
Thornton J. Donaldson, President(1)	2005	--	--	--	--	--	--	--
	2006	--	--	--	--	--	--	--
	2007	--	--	--	--	--	--	--

Jeff Murdock, Director(2)	2005	--	--	--	--	--	--	--
	2006	--	--	--	--	--	--	--
	2007	--	--	--	--	--	--	--

J.A. Kirk McKinnon, President, CEO and Director	2006	5,000	--	960,000 (3)	--	--	--	530,000 (4)
	2007	92,475		189,000 (5)				1,298,471 (6)

Richard E. Schler, Vice-President, CFO and Director	2006	5,000	--	825,000 (3)	--	--	--	477,000 (4)
	2007	76,990		175,500 (5)	--	--	--	1,191,620 (6)
								407,000 (7)

William Nielsen, Director (8)	2006	--	--	180,000 (3)	--	--	--	132,500 (4)
	2007	76,170		162,000 (5)				1,082,069 (6)

[1] Appointed President on March 3, 2004; served until April 26, 2006.

[2] Appointed Secretary on March 17, 2004 to April 26, 2006.

[3] Represented by shares valued at $0.60 per share (after applying a 50% discount to quoted market price) issued to companies controlled by these individuals.

[4] Represented by warrants valued at $0.53 per warrant, using the Black-Scholes option pricing model.

[5] Represented by shares valued at $0.54 per share (after applying a 50% discount to quoted market price) issued to companies controlled by these individuals.

[6] Represented by stock options valued between $0.66 and $1.09 per option, using the Black-Scholes option pricing model.

[7] Issuance of shares from the exercise of cashless stock options at an exercise price of $1.50.

[8] Mr. Nielsen is compensated for the services he provides to the Company as a geologist and otherwise with respect to the Company's exploration programs.

Options and Stock Appreciation Rights Grants

Stock options granted to the Chief Executive Officer and Directors during the fiscal year ended June 30, 2007 are as follows:

Outstanding Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested ($)
J.A. Kirk McKinnon, President & CEO	280,000 425,000 720,000	--	--	0.80 0.85 1.24	July 28, 2011 Nov. 26, 2011 March 4, 2012	--	--	--	--
Richard E. Schler Chief Financial Officer	690,000	--	--	1.24	March 4, 2012	--	--	--	--
William Nielsen, Director	150,000 375,000 650,000	--	--	0.80 0.85 1.24	July 28, 2011 Nov. 26, 2011 March 4, 2012	--	--	--	--

Aggregated Option Exercises and Fiscal Year-End Option Values

On March 9, 2006, the Company filed a Form S-8 Registration Statement in connection with its newly adopted 2006 Stock Option Plan ("the "2006 Plan") allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares.  On December 18, 2006, February 16, 2007 and July 11 2007, the 2006 Plan was amended to increase the stock option pool by a total of 8,000,000 additional common shares.  During the year ended June 30, 2007, the Company granted stock options to acquire 5,725,000 common shares at an average exercise price of $1.04 per share.

The following table summarizes the continuity of the Company’s stock options:

	Number of Shares	Weighted average exercise price $
Outstanding, June 30, 2005	–	–
Granted	1,235,250	0.45
Exercised	(255,000)	0.45
Expired	–	–

Outstanding, June 30, 2006	980,250	0.45
Granted	5,725,000	0.91
Expired	(980,250)	0.45
Exercised	(790,000)	0.83
	4,935,000	1.08

4,450,000 stock options were granted to directors and officers during the fiscal year ended June 30, 2007.

Long-Term Incentive Plan Awards Table

We do not have any Long-Term Incentive Plans.

Compensation of Directors

Directors who are also officers of the Company are remunerated for services rendered as officers.  During the fiscal year ended June 30, 2007, Kirk McKinnon received $92,475, Richard Schler $76,990 and William Nielsen $ 76,170.  In addition to the cash remuneration, each of these individuals received stock based compensation in the form of restricted common shares and stock options of the Company, as previously noted in this item.  Also as previously reported in this item, a total of 875,000 shares and 3,900,000 stock options were issued to directors as compensation for their service as directors and officers of the Company or in respect of other services provided to the Company.

Directors who are not also officers of the Company or do not otherwise provide services to the Company are not compensated for their service as directors, except for stock based compensation in the form of stock options.  Messrs. Elgin Wolfe and Hadyn Butler, each received 275,000 stock options during the fiscal year ended June 30, 2007.  The Company also reimburses them for expenses incurred in connection with their service on the Company's board of directors.

The following table summarizes the value of the compensation paid by the Company to directors who do not provide services to the Company in other capacities.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Elgin Wolfe, Chairman & Director	--	--	268,154	--	--	--	268,154
Hadyn Butler, Director	--	--	268,154	--	--	--	268,154

No additional amounts are payable to the Company's directors for committee participation or special assignments.  The compensation paid to directors who provide services to the Company in other capacities has been previously reported in this item under "Summary Compensation".

Employment Agreements

Currently, the Company does not have an employment agreement or consulting agreement with Kirk McKinnon, Richard Schler and William Nielsen, but has agreed to pay them a monthly stipend.  Kirk McKinnon receives $10,000 monthly, Richard Schler receives $9,000 monthly and William Nielsen receives $8,000 monthly.  In consultation with legal counsel, the Company intends to execute consulting arrangements with all key personnel.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding beneficial ownership of the common stock as of June 30, 2007, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose.  The Company believes that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

NAME	SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENTAGE OF OUTSTANDING COMMON STOCK BENEFICIALLY OWNED(1)
Thornton J. Donaldson 475 Howe Street, Suite 206 Vancouver BC, V6C 2B3	-6,900,000-	10.32%
J A Kirk McKinnon President, CEO & Director 901 – 141 Adelaide Street West Toronto, Ontario Canada M5H 3L5(2)	-4,375,000-	6.54%
Richard E. Schler Vice President, CFO & Director 901 – 141 Adelaide Street West Toronto, Ontario Canada M5H 3L5(3)	-3,290,000-	4.92%
William Nielsen, Director 901 – 141 Adelaide Street West Toronto, Ontario Canada M5H 3L5(4)	-2,025,000-	3.03%
Elgin Wolfe, Director 111 St Lawrence Drive Mississauga, Ontario Canada L5G-4V2(5)	-450,000-	0.67%
Hadyn Butler, Director 647 Silver Lake Road Sudbury, Ontario Canada P3G 1J9(6)	-275,000-	0.41%
All Directors and Executive Officers and 5% shareholders as a Group (6 persons) (8)	-23,315,000-	34.87%
Virginia Mines Inc. 116 St Pierre, Suite 200 Québec, Québec Canada G1K 4A7(7)	-6,000,000-	8.98%

[1] Based on total issued and outstanding shares of 66,849,969 as of June 30, 2007.

[2] Includes warrants exercisable for 1,000,000 common shares.  These warrants are exercisable until April 26, 2009 at a price of $1.00 per share.  Also includes 1,425,000 stock options exercisable between $0.80 - $1.24 with expiry dates between July 28, 2011 and March 4, 2012.

[3] Includes warrants exercisable for 900,000 common shares.  These warrants are exercisable until April 26, 2009 at a price of $1.00 per share.  Also includes 690,000 stock options exercisable at $1.24 with and expiry date of March 4, 2012.

[4] Includes warrants exercisable for 250,000 common shares.  These warrants are exercisable until April 26, 2009 at a price of $1.00 per share.  Also includes 1,175,000 stock options exercisable between $0.80 - $1.24 with expiry dates between July 28, 2011 and March 4, 2012.

[5] Includes 275,000 stock options exercisable between $0.85 - $1.24 with expiry dates between November 21, 2011 and March 4, 2012.

[6] 275,000 stock options exercisable between $0.85 - $1.24 with expiry dates between November 21, 2011 and March 4, 2012.

[7] Includes warrants exercisable for 3,000,000 common shares.  These warrants expire between June 1, 2009 and February 28, 2009 at a price ranging from $1.00 to $ 1.18 per share.

[8] Includes warrants exercisable for an aggregate of 2,150,000 common shares and stock options aggregating 3,840,000 common shares respectively.

Equity Compensation Plan Information

The following table sets forth certain information as of June 30, 2007 for (i) all compensation plans previously approved by the Company's security holders and (ii) all compensation plans not previously approved by the Company's security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	755,000 2,000,000 2,970,000	$0.80 $0.85 $1.24	515,000 1,450,000 2,970,000

All options reported above were issued under the Company's 2006 Stock Option Plan.  Subsequent to the Company's fiscal year-end on June 30, 2007, the Company granted certain of its officers and consultants options exercisable for a total of 4,020,000 shares of common stock.  These options are exercisable at a price of $0.59 per share and expire on July 12, 2012.  As of the date of this annual report, options for 20,000 of the Company's common stock remain available for issuance under the Company's 2006 Stock Option Plan.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since our inception on March 1, 2004 we have entered into a transaction with Thornton J. Donaldson who was a Director and the President of our company (from March 1, 2004 to April 26, 2006) and may be considered a promoter.  In this transaction we acquired a 100% interest in seven placer claims from Mr. Donaldson for the issuance of 2,500,000 shares of our common stock to him on May 14, 2004.  The original cost of these placer claims incurred by Mr. Donaldson was $1,700.  Additionally, Mr. Donaldson has agreed to hold these claims in trust for us by signing four trust agreements with us between May 14, 2004 and June 17, 2004.

In return for Mr. Donaldson holding the seven placer claims in trust for us, we have agreed to make payments on behalf of Mr. Donaldson to keep the claims in good standing with the province of British Columbia.  We anticipate the amount of the payments to be made on behalf of Mr. Donaldson to be CDN$4,200 annually.

The Company entered into the following transactions with related parties since July 1, 2006, the beginning of the Company's most recent fiscal year.

J.A. Kirk McKinnon

On July 12, 2007, the Company granted J.A. Kirk McKinnon options to purchase up to 975,000 shares of the Company’s common stock. The options are exercisable at a price of $0.59 per share and expire on July 11, 2012.

Richard Schler

On July 12, 2007, the Company granted Richard Schler options to purchase up to 875,000 shares of the Company’s common stock. The options are exercisable at a price of $0.59 per share and expire on July 11, 2012.

William Nielsen

On July 12, 2007, the Company granted William Nielsen options to purchase up to 825,000 shares of the Company’s common stock. The options are exercisable at a price of $0.59 per share and expire on July 11, 2012

Jake McKinnon

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

On July 30, 2006, the Company granted Jake McKinnon, a related party to one of the directors,  options to purchase up to 60,000 shares of the Company. The options are exercisable at a price of $0.80 per share and expire on July 31, 2011.

On November 27, 2006, the Company granted Jake McKinnon, a related party to one of the directors, options to purchase up to 150,000 shares of the Company. The options are exercisable at a price of $0.85 per share and expire on November 26, 2011.

On December 15, 2006, Jake McKinnon, a related party to one of the directors received 100,000 common shares of the Company for services.  The common shares were valued at $1.08 per share at the measurement date and discounted by 50% for a total of $54,000.

On March 12, 2007, the Company granted options Jake McKinnon, a related party to one of the directors to purchase up to 240,000 shares of the Company’s common stock. The options are exercisable at a price of $1.24 per share and expire on March 11, 2012.

On July 12, 2007, the Company granted options Jake McKinnon, a related party to one of the directors to purchase up to 250,000 shares of the Company’s common stock. The options are exercisable at a price of $0.59 per share and expire on July 11, 2012.

Elgin Wolfe

On July 12, 2007, the Company granted Elgin Wolfe options to purchase up to 250,000 shares of the Company’s common stock. The options are exercisable at a price of $0.59 per share and expire on July 11, 2012.

Hadyn Butler

On July 12, 2007, the Company granted Hadyn Butler options to purchase up to 250,000 shares of the Company’s common stock. The options are exercisable at a price of $0.59 per share and expire on July 11, 2012.

Except as noted above or under item 10, none of the following parties has, since July 1, 2006, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

ITEM 13.  EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	By-Laws(1)
4.1	2006 Stock Option Plan(2)
10.1	Property Agreement(1)
10.2	Trust Agreement 1(1)
10.3	Trust Agreement 2(1)
10.4	Trust Agreement 3(1)
10.5	Trust Agreement 4(1)
10.6	Letter of Intent effective March 10, 2006 with Apofas Ltd.(3)
10.7	Letter agreement effective May 12, 2006 with Virginia Mines Inc. (4)
10.8	Joint Venture Agreement dated August 22, 2007 between Uranium Star Corp. and Madagascar Minerals and Resources sarl (5)
14.1	Code of Ethics
23.1	Consent of Independent Auditors
31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Summary Report on the Peter's Creek Placer Gold Property(6)
99.2	Progress Report on the Peter's Creek Gold Property(7)
99.3	Peter's Creek Gold Property Outline(7)

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

(5)

Incorporated by referenced from the Exhibit to the registrant's current report on Form 8-K filed with the SEC on September 11, 2007.

(6)

Incorporated by referenced from the Exhibits to the registrant's registration statement on Form SB-2 filed with the SEC on November 5, 2005.

(7)

Incorporated by referenced from the Exhibits to the quarterly report on Form 10-QSB filed with the SEC on January 31, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended June 30, 2007

Audit Fees:  The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending June 30, 2007 was $63,675 CDN.

Audit Related Fees:  The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended June 30, 2007 were $Nil

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended June 30, 2007 was $Nil

Year ended June 30, 2006

Audit Fees:  $ 6,750

Audit Related Fees:  None.

All Other Fees:  None.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended June 30, 2007 by Moore Stephens Cooper & Molyneaux LL.P, Chartered Accountants is compatible with maintaining Moore Stephens Cooper & Molyneaux LL.P, Chartered Accountants.

AUDITOR'S TIME ON TASK

All of the work expended by Moore Stephens Cooper & Molyneaux  LL.P, Chartered Accountants on our June 30, 2007 audit was attributed to work performed by Moore Stephens Cooper & Molyneaux  LL.P, Chartered Accountant’s full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM STAR CORP.

Dated:  September 25 , 2007

By:

        /s/ J A Kirk McKinnon

Name:  J A Kirk McKinnon

Title:  President, Chief Executive Officer and Director

Dated:  September 25, 2007

By:

        /s/ Richard E. Schler

Name:  Richard E. Schler

Title:  Vice-President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date
/S/ J A Kirk McKinnon J A Kirk McKinnon	President, Chief Executive Officer, Director	September 25 , 2007

/S/ Richard E. Schler Richard Schler	Vice-President, Chief Financial Officer, Director	September 25 , 2007

/S/ William Nielsen	Director	September 25 , 2007
William Nielsen

/S/ Elgin Wolfe	Director	September 25 , 2007
Elgin Wolfe

/S/ Hadyn Butler	Director	September 25 , 2007
Hadyn Butler

Uranium Star Corp.

(An Exploration Stage Company)

June 30, 2007

Index

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets

F-2

Statements of Operations

F-3

Statements of Cash Flows

F-4

Statement of Stockholders’ Equity

F-5

Notes to the Financial Statements

F-6

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Uranium Star Corp.

We have audited the accompanying balance sheet of Uranium Star Corp. (the “Company”) as at June 30, 2007 and the related statements of operations and deficit and cash flows for the year then ended and accumulated for the period from March 1, 2004 (Date of Inception) to June 30, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Uranium Star Corp. as at June 30, 2007 and the results of its operations and deficit and its cash flows for the year then ended and accumulated for the period from March 1, 2004 (Date of Inception) to June 30, 2007 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated any revenues or profitable operations since inception and will need equity or debt financing to begin realizing upon its business plan.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements as at June 30, 2006 and for the year then ended were audited by other auditors who expressed an unqualified opinion on those statements in their report dated September 8, 2006.

Chartered Accountants

Licensed Public Accountants

Toronto, Ontario

August 17, 2007

Uranium Star Corp
(An Exploration Stage Company)
Balance Sheet
(Expressed in US dollars)

	June 30	June 30
	2007	2006
	$	$
ASSETS
Current Assets
Cash and term deposit	12,308,793	555,817 555,817
Prepaid expenses	-	7,060
Taxes recoverable	910,579	-
Total Current Assets	13,317,350	562,877
Property & Equipment (Note 3)	77,925	1,557
	13,297,297	564,434

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	520,483	77,640
Due to related parties (Note 4)	-	14,109
Total Current Liabilities	520,483	91,749

Deferred tax liabilities (Note 8)	1,479,933	-

Total Liabilities	2,000,416	91,749

Commitments (Notes 1 and 9)

Subsequent events (Note 11)

Stockholders’ Equity

Common Stock, 125,000,000 shares authorized (June 30,2006
- 75,000,000), $0.001 par value, 66,849,969 issued and outstanding
(June 30, 2006 - 27,455,000)	66,849	27,455

Additional Paid-in Capital	35,243,212	9,813,288
Common stock subscribed	-	255,000
Donated Capital (Note 4)	20,750	20,750
Deficit Accumulated Deficit During the Exploration Stage	(24,033,930)	(9,643,808)
Total Stockholders' Equity	11,296,881	472,685
Total Liabilities and Stockholders' Equity	13,297,297	564,434

The accompanying notes are an integral part of these financial statements

(The accompanying notes are an integral part of these financial statements.)

Uranium Star Corp

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

	Accumulated from
	March 1, 2004	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	To June 30,	June 30,	June 30,
	2007	2007	2006
	$	$	$

Revenue	–	–	–
	–	–	–

Expenses

Advertising	8,720	-	8,720
Amortization	7,203	6,758	445
Donated services and expenses (Note 4)	18,750	-	6,750
Foreign currency transaction gain	(472,875)	(467,335)	(332)
General and administrative	750,260	608,018	133,955
Impairment loss on mineral properties	6,237,948	2,526,831	3,709,417
Mineral exploration	3,380,927	3,292,068	83,868
Professional fees	765,588	644,999	93,868
Stock based compensation (Note 7)	11,857,476	6,298,850	5,558,626

Total expenses	22,553,997	12,910,189	9,595,317
Income tax expense (Note 8)	1,479,933	1,479,933	-

Net loss	(24,033,930)	(14,390,122)	(9,595,317)

Net Loss Per Share – Basic and Diluted (Note 10)	-	(0.30)	(0.48)

Weighted Average Shares Outstanding	-	48,477,139	19,832,000

The accompanying notes are an integral part of these financial statements

(The accompanying notes are an integral part of these financial statements.)

Uranium Star Corp

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	Accumulated From	For the	For the
	March 1, 2004	Year	Year
	(Date of Inception)	Ended	Ended
	To June 30,	June 30,	June 30,
	2007	2007	2006
	$	$	$

Operating Activities

Net loss	(24,033,930)	(14,390,122)	(9,595,317)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	7,203	6,758	445
Donated services and expenses	20,750	-	6,750
Deferred tax expense	1,479,933	1,479,933	–
Impairment loss on mineral properties	6,237,948	2,526,831	3,709,417
Stock-based compensation	11,857,476	6,298,850	5,558,626

Change in operating assets and liabilities
Prepaid expenses	-	7,060	(5,789)
Accounts payable and accrued liabilities	520,485	442,844	72,129
Taxes recoverable	(910,579)	(910,579)	-

Net Cash Used In Operating Activities	(4,820,714)	(4,538,425)	(253,739)

Investing Activities

Due to related parties	-	(14,109)	14,109
Mineral property acquisition costs	(84,845)	(30,844)	(54,000)
Purchase of property and equipment	(85,130)	(83,128)	(2,002)

Net Cash Used In Investing Activities	(169,975)	(128,081)	(41,893)

Financing Activities

Proceeds from share subscriptions received	255,000	-	255,000
Proceeds from issuance of common stock, net	17,044,482	16,419,482	565,250

Net Cash Provided By Financing Activities	17,299,482	16,419,482	820,250

Increase (Decrease) in Cash	12,308,793	11,752,976	524,618

Cash - Beginning of Year	–	555,817	31,199

Cash - End of Year	12,308,793	12,308,793	555,817

Non-cash Investing and Financing Activities
Issuance of common stock for mineral property	3,463,850	1,731,850	60,000
Issuance of common stock for services	3,928,125	598,125	3,330,000

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements

(The accompanying notes are an integral part of these financial statements.)

Uranium Star Corp.

(An Exploration Stage Company)

Statement of Stockholders’ Equity

For the Period from March 1, 2004 (Date of Inception) to June 30, 2007

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

The accompanying notes are an integral part of these financial statements

(The accompanying notes are an integral part of these financial statements.)

Uranium Star Corp.

(An Exploration Stage Company)

Statement of Stockholders’ Equity

For the Period from March 1, 2004 (Date of Inception) to June 30, 2007

(Expressed in US dollars)

						Deficit
						Accumulated
			Additional	Common		During the
			Paid-in	Stock	Donated	Exploration
	Shares	Amount	Capital	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$

Balance – June 30, 2006	27,455,000	27,455	9,813,288	255,000	20,750	(9,643,808)	472,685

Issuance of common shares for mineral properties

- at $.82/share	500,000	500	409,500	–	–	–	410,000

Cancellation of common stock subscriptions	-	-	-	(25,000)	–	–	(25,000)

Stock based compensation	-	-	5,193,315	-	-	-	5,193,315

Issuance of common shares for mineral properties - at $0.69/share	150,000	150	103,350	-	-	-	103,500
- at $1.22/share	1,000,000	1,000	1,219,000	-	-	-	1,220,000

Fair value of warrants issued	-	-	2,941,961	-	-	-	2,941,961

Issuance of common shares for services – at $0.41/share	1,450,000	1,450	596,675	-	-	-	598.125

Issuance of common shares pursuant to exercise of cashless options	343,119	343	507,157	-	-	-	507,500

Private placement common share subscribed	460,000	460	229,540	(230,000)	-	-	-

Issuance of common shares for cash at $0.50 /share	34,600,000	34,600	17,265,400	-	-	-	17,300,000

Commission	891,850	891	807,824				808,715

Cost of issue	-	-	(3,843,798)	-	-	-	(3,843,798)

Net loss for the year	-	-	-	-	-	(14,390,122)	(14,292,144)

Balance – June 30, 2007	66,849,969	66,849	35,243,212	-	20,750	(24,033,930)	11,394,859

The accompanying notes are an integral part of these financial statements

(The accompanying notes are an integral part of these financial statements.)

F-6

Uranium Star Corp.

(An Exploration Stage Company

Notes to the Financial Statements

June 30, 2007

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2007, the Company has accumulated losses of $24,033,931 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars.  The Company's fiscal year-end is June 30.

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

c)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Basic and diluted loss per share is computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive. Shares underlying these securities totaled approximately 45,994,250 as of June 30, 2007.

d)

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

f)

Property and Equipment

Property and equipment is stated at cost, less accumulated amortization, and consists of computer hardware and exploration equipment. Amortization of computer hardware is computed using the straight line method over three years and exploration equipment is amortized over 5 years on a straight line basis.

Uranium Star Corp.

(An Exploration Stage Company

Notes to the Financial Statements

June 30, 2007

2.

Summary of Significant Accounting Policies (continued)

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

i)

Financial Instruments

Financial instruments, which include cash, prepaid expenses, exploration contract advances, taxes recoverable; accounts payable, accrued liabilities and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified retrospective transition method. The Company had not issued any stock options or share based payments prior to January 1, 2006. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R.

Uranium Star Corp.

(An Exploration Stage Company

Notes to the Financial Statements

June 30, 2007

2.

Summary of Significant Accounting Policies (continued)

m)

Recent Accounting Pronouncements

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Integration No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

In February 2007, the FASB issued SFAS No. 159, "Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB No.115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities on an instrument-by-instrument basis (the fair value option). SFAS 159 becomes effective for the Company on July 1, 2008.  The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

June 30, 2007

3.

Property and Equipment

	Cost $	Accumulated Amortization $	June 30, 2007 Net carrying value $	June 30, 2006 Net carrying value $

Computer hardware	2,001	1,113	888	1,557
Exploration equipment	83,127	6,090	77,037	–

	85,128	7,203	77,925	1,557

4.

Related Party Balances/Transactions

a)

During the year ended June 30, 2007 the Company recognized a total of $Nil (2006:   $4,500) for donated services and $Nil for donated rent (2006:   $2,250) provided by the former president of the Company.   The Company incurs $3,000 of office, administration and rent expenses per month billed by a company, related by common management. Total rent expense for the year ended June 30, 2007 was $14,000 (2006:  $4,929).

b)

During the year ended June 30, 2007 the Company incurred a total of $245,885 (2006:   $35,540) in administrative, management and consulting fees to directors, officers and a relative of a director.   As at June 30, 2007 there was $NIL (2006: $14,109) owed to these parties.

c)

During the year ended June 30, 2007,  the Company issued 1,075,000 common shares (2006: 3,750,000 common shares)  to directors, officers and a relative of a director for services at a fair value of $598,125 (2006: $2,250,000). These shares were valued at an estimated market value of $0.41 per share (2006: $0.60 per share) after applying a 50% discount to the quoted market price due to the long-term restrictive nature of the shares issued.

d)

During the year ended June 30, 2007, the Company granted 4,660,000 stock options (2006:  Nil) to directors, officers and a relative of a director.

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

b)

The Company entered into an agreement dated August 1, 2005 to acquire a 100% interest in two mineral claims located in the Cariboo Mining Division, British Columbia, Canada, in consideration for $4,000 and the issuance of 300,000 shares of common stock with a fair value of $30,300.

c)

The Company entered into a letter of intent dated March 10, 2006, for an option to acquire a 100% interest in 20 mineral claims located in Finland. The letter of intent was replaced by a formal agreement.  The Company paid $50,000 and upon the exercise of the option on August 25, 2006 issued 500,000 shares of common stock pursuant to the Finnish mineral property agreement.  The cost of the mineral property was initially capitalized.  During the year ended June 30, 2007, the Company recognized an impairment loss of $410,000, as it has not yet been determined whether there are proven or probable reserves on the property.  As at June 30, 2007, the cumulative impairment loss recognized was $460,000.

Uranium Star Corp.

(An Exploration Stage Company

Notes to the Financial Statements

June 30, 2007

5.

Mineral Properties (continued)

d)

The Company entered into a binding letter of intent dated May 2, 2006, for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  The vendor has the right and option to sell an additional 25% undivided interest in the property.  This agreement is subject to a royalty agreement dated May 27, 1992, as amended November 3, 1993.  The vendor had acquired a 100% interest in the property, subject to a 1% NSR on certain claims, and a 0.5% NSR on other claims.  The vendor has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, the Company must issue 2,000,000 shares of common stock  and 2,000,000 warrants, exercisable at $1.00 per share on or before June 1, 2009; and incur aggregate exploration expenditures in the amount of $2,000,000 on the property on or before August 31, 2008 (the "Earn In" period).  The Company has issued the 2,000,000 shares of common stock and warrants relating to the agreement, and incurred aggregate exploration expenditures of $3,755,451 as at June 30, 2007.  During the Earn In period, the vendor will have the additional option to sell its remaining 25% for 1,000,000 common shares and 1,000,000 warrants of the Company.  On February 28, 2007, the vendor exercised the option to sell the remaining 25% interest in the property; as such the Company issued 1,000,000 shares of common stock valued at $1,219,000 and 1,000,000 warrants valued at $752,985.

 On August 15, 2006, the Company acquired an additional nineteen mineral claims contiguous to the property in consideration for a payment of $5,385 (CAD$6,000) as an acquisition fee, 150,000 common shares valued at $103,500 and 75,000 warrants valued at $34,961.  These shares and warrants were issued on October 4, 2006.  During the year ended June 30, 2007 the Company recognized an impairment loss of $143,846, as it has not yet been determined whether there are proven or probable reserves on the property.   As at June 30, 2007, the cumulative impairment loss is $143,846.

e)

On August 9, 2006, the Company acquired sixty nine mineral claims located within the Workman Creek Uranium District of central Arizona, and paid $52,244 in property and staking costs.

6.

Common Stock

a)

On August 5, 2005, the Company issued 300,000 split-adjusted shares of common stock with a fair value of $30,300 for the acquisition of mineral claims as referred to in Note 6(c).

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

e)

Between May 17 and June 2, 2006, the Company entered into various share subscription agreements for 255,000 share units at a price of $1.00 per unit for proceeds of $255,000.  Each unit consists of one share of common stock and one share purchase warrant. Each warrant will be exercisable at a price of $1.25 per share for a period of 2 years from the date of issuance.  On August 21, 2006, the Company cancelled 25,000 common shares and refunded $25,000 to a shareholder pursuant to the private placement.  The terms of the share subscription agreements for 230,000 shares valued at $1.00 each were subsequently amended to agree with the same terms and conditions as part of the larger private placement offering with respect to share units as referred to in Note 6(m).  On January 16, 2007, the Company issued 460,000 common shares and 460,000 share purchase warrants. Each share purchase warrant is exercisable at $0.50 per share for a period of 2 years from the date of issuance.

f)

On April 26, 2006, the Company issued 5,550,000 shares of common stock to directors, officers and consultants as compensation for services rendered at a fair value of $3,330,000.  The shares were valued at an estimated fair market value of $0.60 per share after applying a 50% discount to the quoted market price due to the long-term restrictive nature of the shares issued.  Related parties to the Company received 3,575,000 shares.  The directors, officers and consultants also received 3,650,000 warrants, exercisable at $1.00 per share on or before April 26, 2009.  These warrants have been recorded at a value of $1,919,072 and classified as stock based compensation on the statement of operations.  Related parties to the Company received 2,400,000 of these warrants.

Uranium Star Corp.

(An Exploration Stage Company

Notes to the Financial Statements

June 30, 2007

6.

Common Stock (continued)

g)

On June 2, 2006, pursuant to the mineral property agreement described in Note 5(d), the Company issued 2,000,000 shares and 2,000,000 warrants to the Vendor of the property.  The shares were valued at an estimated fair market value of $0.85 per share after applying a 50% discount to the quoted market price due to the long-term restrictive nature of the shares issued.  The warrants are exercisable at $1.00 per share on or before June 1, 2009 and have been recorded at fair value, using the Black-Scholes option pricing model, of $1,925,117 and initially classified as mineral property acquisition costs.

h)

On August 25, 2006 the Company issued 500,000 shares of common valued at $410,000 pursuant to the Finnish mineral property agreement as referred to in Note 5(c).

i)

On September 20, 2006, the Company entered into an agreement for a completion of a private placement involving the issuance of 500,000 share units at $0.50 per unit.  Each unit consists of one common share and one warrant. Each warrant will entitle the holder to purchase one common share at a price of $0.75 for a period of 3 years from the date of closing.  The terms of the share subscription agreements were subsequently amended to agree with the same terms and conditions as part of the larger private placement offering with respect to share units as referred to in note 6(m). The Company completed the closing on November 1, 2006.

(j)

On September 25, 2006, the Company received $179,580 (CAD$200,000) in promissory note proceeds.  The funds were received from the note-holder in order to participate in a future flow-through financing.  In consideration for the funds, the Company issued 360,000 flow-through units on January 4, 2007. Each flow-through unit is comprised of one common share of the Company and one warrant.  One warrant will entitle the holder to acquire one common share of the Company at an exercise price of $0.75 per share for a period 24 months from date of issuance.  In connection with the financing, the Company paid a finder's fee equal to 7% of the gross proceeds raised equal to 25,200 share units. Each share unit consists of one common share and one warrant. The underlying warrant arising from the share units is exercisable at $0.75 per unit for a period of two years from the date of issuance.

k)

On October 4, 2006, the Company issued 150,000 common shares with a fair value of $103,500 and 75,000 warrants in connection with the acquisition of nineteen claims contiguous to its mineral property in northern Quebec as described in Notes 5(d).  The warrants are exercisable at $1.00 per share for a period of three years from the date of issuance and have been valued using the Black Scholes option pricing model with an expected dividend yield of 0%, risk-free rate of 4.50%, expected volatility of 108%, and expected life of 3 years.  The recorded fair value of $138,461 was initially capitalized as mineral property acquisition costs and then recognized as an impairment loss.

l)

On December 15, 2006, the Company issued 1,450,000 common shares to directors, officers and consultants at a fair value of $598,125 as compensation for services rendered. These shares were valued at an estimated fair market value of $0.41 per share after applying a 50% discount to the quoted market price due to the long-term restrictive nature of the shares issued. Related parties to the Company received 1,075,000 shares.

m)

Between November 24, 2006 and January 31, 2007, the Company closed a private placement comprising of 11,195,000 flow through share units and 22,905,000 share units for gross proceeds aggregating $17,050,000.  Each flow through share unit consists of one common share and one-half warrant. Each whole warrant arising from the flow through share subscription is exercisable at $0.75 for one common share of the Company for a period of 2 years from the date of issuance. Each share unit consists of one common share and one whole warrant which is exercisable at $0.75 for one common share of the Company for a period of 2 years from the date of issuance. In connection with the above offering, the Company paid a cash commission of $778,790, issued to brokers and agents 891,850 common shares, 2,523,950 broker unit warrants and 82,800 broker warrants as part as the cost of issue.  The 2,523,950  broker unit warrants and the 82,800 broker warrants  were valued at $2,154,015 using the Black-Scholes option-pricing model with the following assumptions: expected dividend rate - 0%; risk-free interest rate of 4.5%, expected volatility of 114% and an expected life of 2 years.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

June 30, 2007

7.

Stock Options and Warrants

(i)

Stock Options

Effective March 8, 2006, the Company filed a Form S 8 Registration Statement in connection with its newly adopted 2006 Stock Option Plan ("the "2006 Plan") allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares.  On December 18, 2006 and February 16, 2007, the Stock Option Plan was amended to increase the stock option pool by an additional 8,000,000 common shares.  During the year ended June 30, 2007, the Company granted stock options to acquire 5,725,000 common shares at an average exercise price of $0.91 per share. The fair value for options granted was estimated at the date of grant using the Black Scholes option pricing model and the weighted average fair value of stock options granted during the period, was $0.90 per share.  During the year ended June 30, 2007, the Company recorded stock based compensation of $5,192,758.

The following table summarizes the continuity of the Company's stock options:

	Number of Shares	Weighted average exercise price $

Outstanding, June 30, 2005	–	–
Granted	1,235,250	0.45
Exercised	(255,000)	0.45
Outstanding, June30, 2006	980,250	0.45
Granted	5,725,000	0.91
Expired	(980,250)	0.45
Exercised	(790,000)	0.83
Outstanding, June 30, 2007	4,935,000	1.08

Additional information regarding options outstanding as at June 30, 2007 is as follows:

	Outstanding			Exercisable
Exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price

$0.80	515,000	4.00	$0.80	515,000	$0.80
$0.85	1,450,000	4.42	$0.85	1,450,000	$0.85
$1.24	2,970,000	4.71	$1.24	2,970,000	$1.24

	4,935,000		$1.08	4,935,000	$1.08

The weighted average assumptions used are as follows:

	Years Ended
	June 30, 2007	June 30, 2006

Expected dividend yield	0%	0%
Risk-free interest rate	4.29%	4.29%
Expected volatility	111%	123%
Expected option life (in years)	5.0	2.00

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

June 30, 2007

7.

Stock Options and Warrants (continued)

(ii)

Warrants

The following table summarizes the continuity of the Company's warrants:

	Number of Warrants	Weighted average exercise price $

Outstanding, at inception	–	–
Issued	7,915,000	0.79
Outstanding, June 30, 2006	7,915,000	0.79
Issued	33,144,250	0.74
Outstanding, June 30, 2007	41,059,250	0.75

At June 30, 2007, the following share purchase warrants were outstanding:

Number of Warrants		Exercise Price ($)	Expiry Date

2,265,000		0.27	September 1, 2007
3,650,000		1.00	April 26, 2009
2,000,000		1.00	June 1, 2009
75,000		1.00	October 4, 2009
500,000		0.75	October 12, 2009
44,800	(a)	0.50	November 20, 2008
2,650,000		0.75	November 20, 2008
371,000	(a)	0.50	December 11, 2008
7,765,000		0.75	December 13, 2008
193,800	(a)	0.50	December 13, 2008
397,250	(a)	0.50	December 15, 2008
14,870,000		0.75	December 22, 2008
195,300	(a)	0.50	December 22, 2008
1,086,000	(a)	0.50	January 5, 2009
1,657,500		0.75	January 16, 2009
99,000	(a)	0.50	January 16, 2009
2,020,000		0.75	January 19, 2009
81,000	(a)	0.50	January 20, 2009
82,800		0.50	February 6, 2009
55,800	(a)	0.50	February 6, 2009
1,000,000		1.18	February 28, 2009
41,059,250

(a) broker units

Uranium Star Corp.

(An Exploration Stage Company

Notes to the Financial Statements

June 30, 2007

8.

Income Taxes

Deferred income tax recovery differs from that which would be expected from applying the combined effective Canadian federal and provincial tax rates of approximately 36.12% to loss before income taxes.  The difference results from the following:

	June 30, 2007 $	June 30, 2006 $

Net Operating Losses	1,500,233	407,000

Statutory Tax Rate	36%	35%

Tax effect of flow-through expenditures	(2,021,817)	-

Deferred Tax Asset	(1,479,933)	142,450

Valuation Allowance	-	(142,450)

Net Deferred Tax Liability	(1,479,933)	–

9.

Commitments

a)

Pursuant to the common share flow through financing between November 24, 2006 to January 31, 2007 as described in Note 6(m), the Company is required to spend $6,434,074, in Canadian dollars by, December 31, 2007 on Canadian Exploration Expenditures in Canada, under the 'look-back' provision governing flow-through shares.   As at June 30, 2007 the Company had spent $3,117,979 Canadian dollars.

10.

Loss per Share

Basic and diluted loss per share is computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive.  Shares underlying these securities totaled approximately 45,994,250 as of June 30, 2007.

11.

Subsequent Events

a)

On July 11, 2007, the Company granted 4,020,000 stock options to directors, officers and consultants and a relative of a director as compensation for services rendered, exercisable at $0.59 per share with an expiry date of July 10, 2012. Related parties received 3,425,000 stock options

b)

On August 22, 2007, the Company entered into a joint venture agreement with Madagascar Minerals and Resources sarl ("Madagascar"), a company incorporated under the laws of Madagascar. The joint venture is established with the Company owning a 75% undivided interest and Madagascar the remaining 25% interest. The consideration paid to Madagascar to acquire the 75% stake in the joint venture consists of a signing fee of $15,000, a payment of $750,000, and the issuance of 1,250,000 common shares and 500,000 share purchase warrants of the Company all within 30 days of the properties vesting in the Joint Venture. Each share purchase warrant is exercisable at $1.00 per share for a period of 2 years from the date of issuance.

The properties vesting in the joint venture are comprised of mineral permits consisting of 36 “squares” each square representing approximately 26.5 sq. kilometers. The properties are located in the District of Toliara and are referenced as TN 12,306,P(R); TN 12,814, P(R); TN 12,887 P(R); TN 12,888 P(R); TN 13,020 P(R); TN 13,021 P(R) as issued by the Bureau de Cadastre Minier de Madagascar (“BCMM”) pursuant to the Mining Code 1999 (as amended) and its implementing decrees.

Yukon Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

June 30, 2007

11.

Subsequent Events (Continued)

The Joint Venture will operate under the name "Three Horses Joint Venture".  The Company will be responsible for all costs in connection with the joint venture until completion of a bankable feasibility report is prepared establishing that such ore body is of sufficient size and grade to justify development of a mine.  Madagascar will assist in obtaining all necessary approvals relating to exploration permits, permission and exploitation rights from local and governmental agencies and institutions with regulatory and statutory authority at the expense of the Company.  The Company will act as the operator of the Joint Venture with exclusive rights to direct and manage all exploration and other activities.

Following completion of the feasibility report, each party to the Joint Venture will make their contributions pari passu.  In the event that one or other of the parties is unable to make their contribution to funding, their shareholdings will be diluted accordingly.  In the event a shareholder's shareholding is diluted below 10% the remaining shareholding will be exchanged for a 2% net smelter return ("NSR").  The NSR may be acquired by the remaining shareholder at a price of $1,000,000 in cash or shares of the Company for the first 1% and at a price of $1,500,000 in cash or shares of the Company for the second 1%.

In the event either party to the Joint Venture or its associates acquires any squares within a perimeter of 10 kilometers, such squares acquired become part of the existing property and such property will be held by the joint venture.  Madagascar will have the right of first refusal on any dropped squares.

The Company can terminate the joint venture agreement on giving 60 days written notice. This notice shall be given to Madagascar who has a first right of refusal over the properties. Upon termination of the agreement, neither the Company (including any of its direct or indirect subsidiaries) nor Madagascar shall have any further obligations or liabilities to each other under this agreement.

c)

On September 4, 2007, the Company entered into an agreement to sell the 69 claims within the Workman Creek Uranium District of Central Arizona to Hawk Uranium Inc, a public company listed on the TSX Venture Exchange. The agreement of purchase and sale is subject to regulatory approval from the TSX Venture Exchange. The Company will receive 200,000 common shares of Hawk Uranium Inc. which is the sale price as contemplated in the sale agreement.

Exhibit 14.1

FINANCIAL CODE OF ETHICS

As a public company, it is of critical importance that Uranium Star Corp. (URST) filings with the  Securities  and Exchange  Commission  be accurate and timely.   Depending on their position with URST, employees may be called upon to provide information to assure that URST's public reports are complete, fair, and understandable.  URST expects all of its employees to take this responsibility seriously and to provide prompt and accurate answers to inquiries related to URST's public disclosure requirements.

URST's Finance Department bears a special responsibility for promoting integrity throughout URST, with responsibilities to stakeholders both inside and outside of URST.  The Chief Executive  Officer (CEO), Chief Financial Officer or Principal Accounting Officer (CFO), and Finance  Department personnel have a special role both to adhere to the principles of integrity and also to ensure that a culture exists throughout URST as a whole that ensures the fair and timely reporting of URST's financial results and conditions.  Because of this special role, the CEO, CFO, and all members of URST's Finance Department are bound by URST's Financial Code of Ethics, and by accepting the Financial Code of Ethics, each agrees that they will:

- Act with honesty and integrity, avoiding actual or apparent conflicts of interest in personal and professional relationships.

- Provide information that is accurate, complete, objective, relevant, timely and understandable to ensure full, fair, accurate, timely, and understandable disclosure in the reports and documents that URST files with, or submits to, government agencies and in other public communications.

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

- Achieve responsible use of, and control over, all URST assets and resources employed by, or entrusted to yourself, and your department.

- Receive the full and active support and cooperation of URST's Officers, Sr. Staff, and all employees in the adherence to this Financial Code of Ethics.

- Promptly report to the CEO or CFO any conduct believed to be in violation of law or business ethics or in violation of any provision of this Code of Ethics, including any transaction or relationship that reasonably could be expected to give rise to such a conflict.  Further, to promptly report to the Chair of URST's Audit Committee such conduct if by the CEO or CFO or if they fail to correct such conduct by others in a reasonable period of time.

Exhibit 23.1

Consent of Independent Auditors

MOORE STEPHENS COOPER MOLYNEUX LLP

CHARTERED ACCOUNTANTS

8th Floor, 701 Evans Avenue

Toronto, Ontario

Canada  M9C 1A3

Telephone:

(416) 626-6000 Facsimile: (416) 626-8650

www.mscm.ca

Jack C. Cooper

James H.B. Glover

Patricia A. Kajda

Alex R. Makuz

James M. Molyneux

Sandra A. Solecki

Rosario A. Suppa

David C. Thorman

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Uranium Star Corp.,

We hereby provide our consent to the incorporation by reference, in this Annual Report on Form 10-KSB of Uranium Star Corp. of our report dated August 17, 2007 relating to the financial statements of Uranium Star Corp. for the period from July 1, 2006 through June 30, 2007.

Signed:  “Moore Stephens Cooper Molyneux LLP”

MOORE STEPHENS COOPER MOLYNEUX LLP

Toronto, Ontario

September 27, 2007

MSAn independently owned and operated member of Moore Stephens North America, Inc. – members in principal cities throughout North America

       Moore Stephens North America, Inc. is a member of Moore Stephens International Limited – members in principal cities throughout the world.

Exhibit 31.1

Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------

I, J A Kirk McKinnon, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Uranium Star Corp.;

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

(b) [omitted];

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

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

Dated:   September 25, 2007

   /s/ J A Kirk McKinnon

J A Kirk McKinnon,  Chief Executive Officer

Exhibit 31.2

Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------

I, Richard E. Schler, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Uranium Star Corp.;

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

(b) [omitted];

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

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

Dated:   September 25, 2007

   /s/ Richard E. Schler

Richard E. Schler, Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the annual report of Uranium Star Corp. (the "Company") on Form 10-KSB for the period ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J A Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  September 25, 2007

/s/ J A Kirk McKinnon

J A Kirk McKinnon, Chief Executive Officer

Exhibit 32.2

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the annual report of Uranium Star Corp. (the "Company") on Form 10-KSB for the period ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard E. Schler, Chief Financial Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  September 25, 2007

   /s/ Richard E. Schler

Richard E. Schler, Chief Financial Officer