Form 10QSB
period 2007-11-13
Uranium Star Corp.
filed 2007-11-13
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51151

Uranium Star Corp.

(Name of small business issuer in its charter)

Nevada	20-0803515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of  November 2, 2007, there were 66,849,969 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes  [   ]    No   ☒

Uranium Star Corp.

Part I.  Financial Information

Page

Item 1.

Financial Statements and Notes to Financial Statements

1

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

2

Item 3

Controls and Procedures

18

Part II.  Other Information

Item 1.

Legal Proceedings

19

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.

Defaults Upon Senior Securities

19

Item 4.

Submission of Matters to a Vote of Security Holders

19

Item 5.

Other Information

19

Item 6.

Exhibits

20

Signatures

21

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements and Notes to Financial Statements

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10 QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10 KSB for the year ended June 30, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ending June 30, 2008.

.

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

(An Exploration Stage Company)

(Unaudited)

September 30, 2007

Index

Balance Sheets

F 1

Statements of Operations

F 2

Statements of Cash Flows

F 3

Notes to the Financial Statements

F 4

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

(An Exploration Stage Company)

Interim Balance Sheets

(Expressed in US dollars)

(Unaudited)

	September 30,	June 30,
	2007	2007
	$	$

ASSETS

Current Assets

Cash and term deposit	8,236,540	12,308,793
Marketable securities	36,000	-
Taxes recoverable	948,687	910,579

Total current assets	9,221,227	13,219,372

Property and Equipment (Note 3)	73,603	77,925

Total Assets	9,294,830	13,297,297

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	296,501	520,483

Deferred tax liabilities	1,479,993	1,479,933

Total Liabilities	1,776,434	2,000,416

Commitments and Going Concern (Notes 1 and 8)

Subsequent events (Note 9)

Stockholders’ Equity

Common stock, 125,000,000 shares authorized, $0.001 par value, 66,849,969 shares issued and outstanding (June 30, 2007 – 66,849,969 shares)	66,849	66,849

Additional paid-in capital	36,981,382	35,243,212

Accumulated Other Comprehensive Loss	(4,000)	-

Donated capital	20,750	20,750

Deficit accumulated during the exploration stage	(29,546,585)	(24,033,930)

Total stockholders’ equity	7,518,396	11,296,881

Total Liabilities and Stockholders’ Equity	9,294,830	13,297,297

The accompanying notes are an integral part of these financial statements

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

(An Exploration Stage Company)

Interim Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated From March 1, 2004 (Date of Inception) To September 30,	For the Three months Ended September 30
	2007	2007	2006
	$	$	$

Revenue	-	-	-

Expenses

Advertising	8,720	-	-
Amortization	11,526	4,323	167
Donated services and expenses	18,750	-	-
Foreign currency transaction gain	(658,662)	(185,787)	4,218
General and administrative	1,352,670	285,885	51,050
Impairment loss on mineral properties	7,002,948	765,000	553,846
Mineral exploration	6,448,079	3,067,152	668,524
Professional fees	874,843	109,255	79,218
Stock based compensation (Note 7)	13,595,646	1,738,170	619,855

Loss from operations	28,654,520	5,783,998	1,976,878

Other income
Interest income	(448,028)	(140,803)	(1,041)
Other income	(139,840)	(130,540)

Total loss before provision for income taxes	28,066,652	5,512,655	1,975,837
Income tax expense	1,479,933	-	-

Net loss	(29,546,585)	(5,512,655)	(1,975,837)
Unrealized loss from investments in marketable securities	(4,000)	(4,000)	-

Comprehensive income (loss)	(29,550,585)	(5,516,655)	-

Net Loss Per Share – Basic and Diluted	-	(0.08)	(0.07)

Weighted Average Shares Outstanding	-	66,891,969	27,651,000

The accompanying notes are an integral part of these financial statements

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

Interim Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	Accumulated From March 1, 2004 (Date of Inception) To September 30,	For the Three months Ended September 30
	2007	2007	2006
	$	$	$
Operating Activities

Net loss	(29,546,585)	(5,512,655)	(1,976,878)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	11,526	4,323	167
Non-cash proceeds received	(40,000)	(40,000)	-
Donated services and expenses	20,750	-	-
Deferred tax expense	1,479,933	-	-
Impairment loss on mineral properties	7,002,948	765,000	553,846
Stock-based compensation	13,595,646	1,738,170	619,855

Change in operating assets and liabilities
Prepaid expenses	-	-	7,060
Accounts payable and accrued liabilities	296,501	(223,983)	381,988
Taxes recoverable	(948,687)	(38,108)	(25,832)

Net Cash Used in Operating Activities	(8,127,968)	(3,307,253)	(439,794)

Investing Activities

Due to related parties	-	-	(2,740)
Mineral property acquisition costs	(849,845)	(765,000)	(5,385)
Purchase of equipment	(85,129)	-	-

Net Cash Used in Investing Activities	(934,974)	(765,000)	(8,125)

Financing Activities

Proceeds from promissory note	-	-	179,580
Proceeds from share subscriptions received	255,000	-	50,000
Proceeds from issuance of common stock – net	17,044,482	-	-

Net Cash Provided By Financing Activities	17,299,482	-	229,580

Increase (Decrease) in Cash	8,236,540	(4,072,253)	(218,339)

Cash – Beginning of Year	-	12,308,793	555,817

Cash – End of Year	8,236,540	8,236,540	337,478

Non-cash Investing and Financing Activities
Issuance of common stock for mineral property	3,463,850	-	410,000
Issuance of common stock for services	3,928,125	-	-

Supplemental Disclosure
Interest Paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

September 30, 2007

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2007, the Company has never generated any revenue and has accumulated losses of $29,546,585 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Basic and diluted loss per share is computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive. Shares underlying these securities totaled approximately 47,749,250 as of September 30, 2007.

d)

Comprehensive Loss

 SFAS 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  As at September 30, 2007, the Company's only component of comprehensive loss is unrealized losses on marketable securities.

 e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

September 30, 2007

(Unaudited)

2.

Summary of Significant Accounting Policies  (continued)

f)

Marketable Securities

The Company classifies and accounts for debt and equity securities in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.   The Company has classified all of its marketable securities as available-for-sale, thus securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, is included as a separate component of shareholders’ equity, “Accumulated other comprehensive income.”

g)

Property and Equipment

Property and equipment is stated at cost, less accumulated amortization, and consists of computer hardware and exploration equipment. Amortization of computer hardware is computed using the straight line method over three years and exploration equipment is amortized over 5 years on a straight line basis.

h)

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

i)

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

j)

Financial Instruments

The fair value of financial instruments, which include cash, marketable securities, taxes recoverable, and accounts payable were estimated to approximate their carrying values due to the immediate or short term maturity of these financial instruments. The Company's operations are in Canada and Madagascar which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

k)

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

l)

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

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

September 30, 2007

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

m)

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

n)

Stock based Compensation

Prior to July 1, 2005, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified retrospective transition method. The Company had not issued any stock options or share based payments prior to July 1, 2005. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

o)

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

In July 2006 the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on July 1, 2007.  The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the adoption, and at the adoption date of July 1, 2007 we had no unrecognized tax benefits that would affect our effective tax rate if recognized. At September 30, 2007 we had no unrecognized tax benefits. We do not believe unrecognized tax benefits will significantly change within twelve months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of July 1, 2007 we had no accrued interest related to uncertain tax positions.

p)

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to measure financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

September 30, 2007

(Unaudited)

3.

Property and Equipment

		Accumulated	September 30,	June 30,
			2007	2007
	Cost	Amortization	Net carrying value
	$	$	$	$

Computer Equipment	2,001	1,280	721	888
Exploration equipment	83,128	20,246	72,882	77,037

	85,129	11,526	73,603	77,925

4.

Related Party Balances/Transactions

a)

 The Company incurs $3,000 per month in fees from a company related by common management for office administration and rent expense, on a month to month basis. Total rent expense for the three months ended September 30, 2007 was $9,000 (September 30, 2006 $4,500).

b)

For the three months ended September 30, 2007, the Company incurred a total of $71,000 (September 30, 2006   $17,545) in consulting fees to directors, officers and a relative of a director.

c)

For the three months ended September 30, 2007, the Company granted 3,425,000 stock options to directors, officers and a relative of a director.

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

c)

The Company entered into a letter of intent dated March 10, 2006, for an option to acquire a 100% interest in 20 mineral claims located in Finland. The letter of intent is to be replaced by a formal agreement.  The Company paid $50,000 and upon the exercise of the option on August 25, 2006 issued 500,000 shares of common stock pursuant to the Finnish mineral property agreement.  The cost of the mineral property was initially capitalized.  During the year ended June 30, 2007, the Company recognized an impairment loss of $410,000, as it has not yet been determined whether there are proven or probable reserves on the property.  As at September 30, 2007, the cumulative impairment loss recognized was $460,000.

d)

The Company entered into a binding letter of intent dated May 2, 2006, for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  The vendor has the right and option to sell an additional 25% undivided interest in the property.  This agreement is subject to a royalty agreement dated May 27, 1992, as amended November 3, 1993.  The vendor had acquired a 100% interest in the property, subject to a 1% NSR on certain claims, and a 0.5% NSR on other claims.  The vendor has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, the Company must issue 2,000,000 shares of common stock  and 2,000,000 warrants, exercisable at $1.00 per share on or before June 1, 2009; and incur aggregate exploration expenditures in the amount of $2,000,000 on the property on or before August 31, 2008 (the "Earn In" period).  The Company has issued the 2,000,000 shares of common stock and warrants relating to the agreement, and incurred aggregate exploration expenditures of $6,201,147 as at September 30, 2007.  During the Earn In period, the vendor will have the additional option to sell its remaining 25% for 1,000,000 common shares and 1,000,000 warrants of the Company.   On February 28, 2007, the vendor exercised the option to sell the remaining 25% interest in the property, as such the Company issued 1,000,000 shares of common stock valued at $1,219,000 and 1,000,000 warrants valued at $752,985.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

September 30, 2007

(Unaudited)

5.

Mineral Properties (continued)

On August 15, 2006, the Company acquired an additional nineteen mineral claims contiguous to the property in consideration for a payment of $5,385 (CAD$6,000) as an acquisition fee, 150,000 common shares valued at $103,500 and 75,000 warrants valued at $34,961.  These shares and warrants were issued on October 4, 2006.  During the year ended June 30, 2007, the Company recognized an impairment loss of $143,846, as it has not yet been determined whether there are proven or probable reserves on the property.   As at September 30, 2007, the cumulative impairment loss is $143,846.

e)

On August 9, 2006, the Company acquired sixty nine mineral claims located within the Workman Creek Uranium District of central Arizona, and paid $52,244 in property and staking costs.  On September 4, 2007, the Company entered into an agreement to sell the 69 claims within the Workman Creek Uranium District of Central Arizona to Hawk Uranium Inc, a public company listed on the TSX Venture Exchange.  Subsequent to September 30, 2007 on regulatory approval from the TSX Venture Exchange, the Company received 200,000 common shares of Hawk Uranium Inc. which is the sale price as contemplated in the sale agreement.

f)

On August 22, 2007, the Company entered into a joint venture agreement with Madagascar Minerals and Resources sarl ("MMR"), a company incorporated under the laws of Madagascar. The joint venture is established with the Company owning a 75% undivided interest and MMR the remaining 25% interest. The consideration paid to MMR to acquire the 75% stake in the joint venture consists of a signing fee of $15,000, a payment of $750,000, and the issuance of 1,250,000 common shares and 500,000 share purchase warrants of the Company all within 30 days of the properties vesting in the Joint Venture.  Each share purchase warrant is exercisable at $1.00 per share for a period of 2 years from the date of issuance.  The Company recognized an impairment loss of $765,000, as it has not yet been determined whether there are proven or probable reserves on the property.  As at September 30, 2007, the 1,250,000 common shares and 500,000 share purchase warrants have not been issued.

The properties vesting in the joint venture are comprised of mineral permits consisting of 36 "squares" each square representing approximately 6.25 sq. kilometers. The properties are located in the District of Toliara and are referenced as TN 12,306,P(R); TN 12,814, P(R); TN 12,887 P(R); TN 12,888 P(R); TN 13,020 P(R); TN 13,021 P(R) as issued by the Bureau de Cadastre Minier de Madagascar ("BCMM") pursuant to the Mining Code 1999 (as amended) and its implementing decrees.

The Joint Venture will operate under the name "Three Horses Joint Venture".  The Company will be responsible for all costs in connection with the joint venture until completion of a bankable feasibility report is prepared establishing that such ore body is of sufficient size and grade to justify development of a mine.  MMR will assist in obtaining all necessary approvals relating to exploration permits, permission and exploitation rights from local and governmental agencies and institutions with regulatory and statutory authority at the expense of the Company.  The Company will act as the operator of the Joint Venture with exclusive rights to direct and manage all exploration and other activities.

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

In the event either party to the Joint Venture or its associates acquires any squares within a perimeter of 10 kilometers, such squares acquired become part of the existing property and such property will be held by the joint venture.  MMR will have the right of first refusal on any dropped squares.

The Company can terminate the joint venture agreement on giving 60 days written notice. This notice shall be given to MMR who has a first right of refusal over the properties. Upon termination of the agreement, neither the Company (including any of its direct or indirect subsidiaries) nor MMR shall have any further obligations or liabilities to each other under this agreement.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

September 30, 2007

(Unaudited)

5.

Mineral Properties (continued)

g)

On September 25, 2007, the Company entered into an earn-in option with Temex Resources Corp, ("Temex") a public Company listed on the TSX Venture Exchange. The Company will earn an undivided 50% interest in the "Merico Ethel" and "Yarrow" Property (collectively the "properties).  The "Merico Ethel Property" is comprised of 29 mining claims, 87 units and 3,480 acres in James, Truax and Tudhope Townships, as shown on claim sheets G-0225, G-0251 and G-3724 in the Larder Lake Mining Division, in the Province of Ontario and the "Yarrow" property is comprised of 3 mining claims, 27 units and 1,080 acres as shown on claim sheet G-0260 in the Larder Lake Mining Division, in the Province of Ontario. The earn-in option is exercisable on or before June 30, 2008 (the "earn-in date"). To exercise the option and earn an undivided 50% interest in the properties, the Company is required to pay Cdn $50,000 on the execution of the agreement and incur not less than Cdn $950,000 in exploration and development expenditures on or before the earn-in date.  Temex shall manage the initial exploration under the supervision of a technical committee and upon satisfying the above, a joint venture will be created to manage the properties.

The properties are subject to net smelter royalties ("NSR").  On the Merico- Ethyl Property there is an aggregate 2% NSR royalty to Jkate Explorations Inc. on payable metals produced from the property. Temex has a pre-emptive right to purchase up to 1% of the NSR for $1,000,000.  On the Yarrow Property there is an aggregate 2% NSR royalty to Raven Resources Inc. on payable metals produced from the property. Temex has a pre-emptive right to purchase up to 1% of the NSR for $1,000,000.

6.

Common Stock

a)

On August 5, 2005, the Company issued 300,000 split-adjusted shares of common stock with a fair value of $30,300 for the acquisition of mineral claims as referred to in Note 5(b).

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

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

September 30, 2007

(Unaudited)

6. Common Stock (continued)

g)

On June 2, 2006, pursuant to the mineral property agreement described in Note 5(d), the Company issued 2,000,000 shares and 2,000,000 warrants to the Vendor of the property.  The shares were valued at an estimated fair market value of $0.85 per share after applying a 50% discount to the quoted market price due to the long term restrictive nature of the shares issued.  The warrants are exercisable at $1.00 per share on or before June 1, 2009 and have been recorded at fair value, using the Black Scholes option pricing model, of $1,925,117 and initially classified as mineral property acquisition costs.

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

(j)

 On September 25, 2006, the Company received $179,580 (CAD$200,000) in promissory note proceeds.  The funds were received from the note holder in order to participate in a future flow through financing.  In consideration for the funds, the Company issued 360,000 flow through units on January 4, 2007. Each flow through unit is comprised of one common share of the Company and one warrant.  One warrant will entitle the holder to acquire one common share of the Company at an exercise price of $0.75 per share for a period 24 months from date of issuance.  In connection with the financing, the Company paid a finder's fee equal to 7% of the gross proceeds raised equal to 25,200 share units. Each share unit consists of one common share and one warrant. The underlying warrant arising from the share units is exercisable at $0.75 per unit for a period of two years from the date of issuance.

k)

On October 4, 2006, the Company issued 150,000 common shares with a fair value of $103,500 and 75,000 warrants in connection with the acquisition of nineteen claims contiguous to its mineral property in northern Quebec as described in Notes 5(d).  The warrants are exercisable at $1.00 per share for a period of three years from the date of issuance and have been valued using the Black Scholes option pricing model with an expected dividend yield of 0%, risk free rate of 4.50%, expected volatility of 108%, and expected life of 3 years.  The recorded fair value of $138,461 was initially capitalized as mineral property acquisition costs and then recognized as an impairment loss.

l)

On December 15, 2006, the Company issued 1,450,000 common shares to directors, officers and consultants at a fair value of $598,125 as compensation for services rendered. These shares were valued at an estimated fair market value of $0.41 per share after applying a 50% discount to the quoted market price due to the long term restrictive nature of the shares issued. Related parties to the Company received 1,075,000 shares.

m)

 Between November 24, 2006 and January 31, 2007, the Company closed a private placement comprising of 11,195,000 flow through share units and 22,905,000 share units for gross proceeds aggregating $17,050,000.  Each flow through share unit consists of one common share and one half warrant. Each whole warrant arising from the flow through share subscription is exercisable at $0.75 for one common share of the Company for a period of 2 years from the date of issuance. Each share unit consists of one common share and one whole warrant which is exercisable at $0.75 for one common share of the Company for a period of 2 years from the date of issuance. In connection with the above offering, the Company paid a cash commission of $778,790, issued to brokers and agents 891,850 common shares, 2,523,950 broker unit warrants and 82,800 broker warrants as part as the cost of issue.  The 2,523,950  broker unit warrants and the 82,800 broker warrants  were valued at $2,154,015 using the Black Scholes option pricing model with the following assumptions: expected dividend rate   0%; risk free interest rate of 4.5%, expected volatility of 114% and an expected life of 2 years.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

September 30, 2007

(Unaudited)

7.

Stock Options and Warrants

(i)

Stock Options

Effective March 8, 2006, the Company filed a Form S 8 Registration Statement in connection with its newly adopted 2006 Stock Option Plan ("the "2006 Plan") allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares.  On December 18, 2006 and February 16, 2007, the Stock Option Plan was amended to increase the stock option pool by an additional 8,000,000 common shares.  During the three months ended September 30, 2007, the Company granted stock options to acquire 4,020,000 common shares at an exercise price of $0.59 per share. Related parties received 3,425,000 stock options. The fair value for options granted was estimated at the date of grant using the Black Scholes option pricing model and the weighted average fair value of stock options granted during the period, was $0.4324 per share.  During the three months ended September 30, 2007, the Company recorded stock based compensation of $1,738,170.

The following table summarizes the continuity of the Company's stock options:

	Number of Options	Weighted average exercise price
		$
Outstanding, June 30, 2006	980,250	0.45
Granted	5,725,000	0.91
Expired	(980,250)	0.45
Exercised	(790,000)	0.83
Outstanding, June 30, 2007	4,935,000	1.08
Granted	4,020,000	0.59
Outstanding September 30, 2007	8,955,000	0.86

Additional information regarding options outstanding as at September 30, 2007 as follows:

Exercise price	Number of shares	Outstanding Weighted average remaining contractual life (years)	Weighted average exercise price	Exercisable
				Number of shares	Weighted average exercise price
$0.80	515,000	3.83	$0.80	515,000	$0.80
0.85	1,450,000	4.16	0.85	1,450,000	0.85
1.24	2,970,000	4.45	1.24	2,970,000	1.24
0.59	4,020,000	4.78	0.59	4.020,000	0.59

	8,955,000	4.52	0.86	8,955,000	0.86

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

September 30, 2007

(Unaudited)

The weighted average assumptions used are as follows:

	September 30, 2007	June 30, 2007
Expected dividend yield	0%	0%
Risk-free interest rate	4.61%	4.29%
Expected volatility	121%	111%
Expected option life (in years)	5.00	5.00

(ii)

Warrants

The following table summarizes the continuity of the Company's warrants:

	Number of Warrants	Weighted average exercise price ($)
Outstanding June 30, 2006	7,915,000	0.79
Issued	33,144,250	0.74
Outstanding June 30, 2007	41,059,250	0.75
Expired	(2,265,000)	0.27
Outstanding, September 30, 2007	38,794,250	0.78

At September 30, 2007, the following share purchase warrants were outstanding:

Number of warrants		Exercise Price ($)	Expiry Date
3,650,000		1.00	April 26, 2009
2,000,000		1.00	June 1, 2009
75,000		1.00	October 4, 2009
500,000		0.75	October 12, 2008
44,800	(a)	0.50	November 20, 2008
2,650,000		0.75	November 20, 2008
371,000	(a)	0.50	December 11, 2008
7,765,000		0.75	December 13, 2008
193,800	(a)	0.50	December 13, 2008
397,250	(a)	0.50	December 15, 2008
14,870,000		0.75	December 22, 2008
195,300	(a)	0.50	December 22, 2008
1,086,000	(a)	0.50	January 5, 2009
1,657,500		0.75	January 16, 2009
99,000	(a)	0.50	January 16, 2009
2,020,000		0.75	January 19, 2009
81,000		0.50	January 20, 2009
82,800		0.50	February 6, 2009
55,800	(a)	0.50	February 6, 2009
1,000,000		1.18	February 28, 2009
38,794,250

(a)          broker units

                                                       F-12

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

September 30, 2007

(Unaudited)

8.

Commitment

Pursuant to the common share flow through financings between November 24, 2006 to January 31, 2007 as described in Note 6(m), the Company is required to spend $6,434,074, in Canadian dollars by  December 31, 2007 on Canadian Exploration Expenditures in Canada, under the 'look back' provision governing flow through shares.   As at September 30, 2007 the Company had spent $6,418,730 Canadian dollars.

9.

Subsequent Events

a)

On October 5, 2007, the Company amended the exercise price in respect to the stock options granted on March 5th, 2007 from $1.24 to $0.55 per share.

b)

In October 2007, pursuant to an agreement dated September 4, 2007 and upon regulatory approval from the TSX Venture Exchange, the Company received 200,000 common shares of Hawk Uranium Inc. for the sale of its 69 claims within the Workman Creed Uranium District of Central Arizona as described in Note 5(e).

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

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in its 2007 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on September 28, 2007.

The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.  We urge you to read this report in conjunction with the risk factors described herein.

BACKGROUND

Company Overview

Uranium Star Corp. was incorporated in the State of Nevada on March 1, 2004.  The fiscal year-end of the Company is June 30. The Company is an exploration stage company engaged in the search for uranium, gold and other minerals.  The Company has an interest in properties located in Canada (Province of Ontario, Québec and British Columbia) and Madagascar. The property located in Québec, Canada and commonly referred to as the “Sagar Property” is the primary exploration target of the Company.  None of the properties in which the Company holds an interest has known mineral reserves of any kind at this time.  As such, the work programs planned by the Company are exploratory in nature

The Company has not had any bankruptcy, receivership or similar proceeding since incorporation. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

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

Sagar Property:  Romanet Horst, Labrador Trough, Québec, Canada

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

Agreement

On May 4, 2006, Virginia Mines Inc. (“Virginia”) and the Company entered into a binding agreement whereby the Company was granted an option to acquire an undivided 75% participating interest in 200 claims constituting the Sagar Property located in the Labrador Trough in Northern Québec.  Under the terms of this agreement, the Company had the option to earn a 75% interest in the Sagar Property by issuing to Virginia 2,000,000 Common Shares and 2,000,000 common share purchase warrants of the Company, each warrant entitling Virginia to acquire one Common Share of the Company at a price of US$1.00 for a period of three years from the date of issue thereof, and by incurring total exploration expenditures of $2,000,000 on the Sagar Property by August 2008.  Furthermore, Virginia had the option, at any time, to sell its remaining 25% participating interest in the Sagar Property in consideration for the issue to it of 1,000,000 Common Shares and 1,000,000 common share purchase warrants of the Company.  The common share purchase warrants shall be exercisable at a price equal to the 20-trading day weighted average closing price preceding the selling date, and shall be valid for a period of two years from the date of issuance.  Upon the Company earning a 100% interest in the Sagar Property, Virginia shall retain a 1.5% royalty (NSR).  In the event of a gold discovery on the Sagar Property with an NI 43-101 indicated resource of no less than 500,000 ounces, Virginia shall be entitled to exercise a back-in right to re-acquire a 51% interest in the Sagar Property by making a cash payment or issuing common shares equivalent to an amount equal to 250% of the expenditures incurred by the Company on the Sagar Property at such time.  Upon the exercise of such back-in right, Virginia would become the operator of the Sagar Property.

On February 19, 2007, Virginia exercised its option to sell its 25% remaining interest in the Sagar Property to the Company and, in connection therewith, the Company issued to Virginia 1,000,000 Common Shares and 1,000,000 common share purchase warrants, with each such warrant being exercisable at a price of $1.24 for a period of two years from the date of issuance. As a result of this exercise, the Company now holds a 100% interest in the Sagar Property, subject to a royalty equal to 1% of net smelter returns on certain claims 0.5% on net smelter returns on other claims owned by Pierre Poisson and Joanne Jones (the "P&J Royalty") (see below), and a royalty in favour of Virginia equal to 1.5% of net smelter returns. Under the agreement with Virginia, the Company must incur aggregate exploration expenditures of at least $2,000,000 on the Sagar Property on or before August 31, 2008.

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

 As at September 30, 2007, the Company incurred an aggregate of $6,201,147 of exploration expenditures on the Sagar Property. The Company intends to spend approximately an additional $4,000,000 on the Sagar Property and the area comprising the Ferderber claims over the next 12 months, bringing the cumulative total of such expenditures to $7,700,000.

We are currently up to date with all obligations required to maintain the property in good standing.

FERDERBER CLAIMS

Property Description and Location

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

Sagar Property and Ferderber Claims Highlights

The following are key features of the Sagar property:

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

MADAGASCAR PROPERTY

Property Description and Location

The Madagascar property is comprised of mineral permits consisting of 36 “squares”, each square representing approximately 6.25 sq. kilometers. The properties are located in the District of Toliara and are referenced as TN 12,306,P(R); TN 12,814, P(R); TN 12,887 P(R); TN 12,888 P(R); TN 13,020 P(R); TN 13,021 P(R) as issued by the Bureau de Cadastre Minier de Madagascar (“BCMM”) pursuant to the Mining Code 1999 (as amended) and its implementing decrees.

Agreement

On August 22, 2007, Uranium Star entered into a joint venture agreement with Madagascar Minerals and Resources sarl, a company incorporated under the laws of Madagascar. The joint venture, to be known as the “Three Horses Joint Venture”, will be operated through a Madagascar limited liability company in which Uranium Star will own a 75% undivided interest and Madagascar Minerals will own the remaining 25% interest. The consideration paid to Madagascar Minerals to acquire the 75% stake in the joint venture consists of:

(i)

a signing fee of $15,000 within 15 days of the properties vesting in the joint venture (paid);

(ii)

a payment of $750,000 within 15 days of the properties vesting in the joint venture (paid), and

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

Initial Exploration Program.

The Three Horses Property displays extensive gossan outcroppings at surface and has as part of its attractiveness similarities to Nevsun Resource's Bisha Project in Eritrea. An initial examination of one part of the Three Horse Property revealed several large areas covered with gossanous boulders which are believed to overlie massive sulphide mineralization. At Bisha, in Eritrea, the gossanous material contained appreciable amounts of gold which overlay an extensive supergene enriched copper zone which itself overlay zinc rich massive sulphides. It is anticipated that a similar weathering regime in Madagascar may produce similar styles of mineralization at the Three Horse Property.

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

The Company anticipates employing up to 10 technicians/geologists, approximately four of which would be foreign (non-Malagasy) geologists.

The Company has contracted Fugro Airborne Surveys Limited to commence a helicopter borne AEM - magnetometer survey on the Three Horses Property starting at the end of October 2007. It is expected that the survey will take 4-6 weeks to complete with results received before the end of the year. A field crew, headed by Taiga Consultants of Calgary, is currently mobilizing to the property to start regional geological mapping and geochemical work as well as examine known gossan mineralization on the property

Post rainy season would allow for a full ground exploration program to be implemented

Merico-Ethyl /Yarrow Properties, Timmins, Ontario

Property Description and Location

The "Merico Ethel Property" is comprised of 29 mining claims, 87 units and 3,480 acres in James, Truax and Tudhope Townships, as shown on claim sheets G-0225, G-0251 and G-3724 in the Larder Lake Mining Division, in the Province of Ontario and the "Yarrow" property is comprised of 3 mining claims, 27 units and 1,080 acres as shown on claim sheet G-0260 in the Larder Lake Mining Division, in the Province of Ontario.

The Merico Ethel and Yarrow properties are situated around the margins of the Huronian sedimentary basin. In addition for their potential to host high grade Cobalt-type vein systems containing bonanza gold, silver, etc., Temex recognized the additional potential of the properties to host unconformity mineralization including Athabasca-type uranium deposits. Regional structures such as the Montreal River Fault have clearly influenced the location of mineralization on the Merico Ethel property, and fault reactivation has likely acted to offset the regionally extensive unconformity surface that separates the overlying Huronian sedimentary rocks from the Archean basement to produce excellent structural traps for oxidizing, mineralizing fluids carrying uranium, copper, and gold. The Montreal River Fault is spatially associated with the Archean-age Kidd Creek massive sulphide deposit, the Porcupine and Matachewan gold camps, and the Paleo-Proterozoic Cobalt silver camp.

The Merico Ethel property, situated near the northern margin of the Paleo-Proterozoic Huronian sedimentary basin, which has recently been recognized by the Geological Survey of Canada for its high potential to host "Athabasca-type" unconformity-associated mineralization (Jefferson et al., 2007), is also host to near-surface uranium mineralization and extensive areas of hematite alteration with grab samples yielding assays up to 1.56% U3O8 and 14.64% Cu. The property also hosts a variety of styles of mineralization including several narrow zones of high-grade, "Cobalt-type" vein systems containing copper, gold, silver, and cobalt mineralization, from which grab samples include assays of up to 22.35 g/t Au, 109.60 g/t Ag, and 23.68% Cu.

Agreement

On September 25, 2007, the Company entered into an earned-in option with Temex Resources Corp, ("Temex") a public Company listed on the TSX Venture Exchange. The Company will earn an undivided 50% interest in the "Merico Ethel" and "Yarrow" Property (collectively the "properties).

The earn-in option is exercisable on or before June 30, 2008 (the "earn-in date"). To exercise the option and earn an undivided 50% interest in the properties, the Company is required:

1.

to pay Cdn $50,000 on the execution of the agreement (paid on Oct 1, 2007)

2.

incur not less than Cdn $950,000 in exploration and development expenditures on or before the earn-in date.

 Temex shall manage the initial exploration under the supervision of a technical committee and on satisfying the above, a joint venture will be created to manage the properties.

The properties are subject to net smelter royalties ("NSR") as follows:

Merico- Ethyl Property

An aggregate 2% NSR royalty to Jkate Explorations Inc on payable metals produced from the property. Temex has a pre-emptive right to purchase up to 1% of the NSR for $1,000,000.

Yarrow Property

An aggregate 2% NSR royalty to Raven Resources Inc on payable metals produced from the property. Temex has a pre-emptive right to purchase up to 1% of the NSR for $1,000,000.

We are currently up to date with all obligations required to maintain our property holdings in good standing.

Peter’s Creek Claims

Property Description and Location

The Peter’s Creek Claims are located in the Cariboo Mining Division in eastern-central region of British Columbia, Canada.

Agreement

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

Between August 22, 2005 and September 1, 2005, a preliminary bulk testing program was carried out on the property, at a cost of approximately $23,000 with the results documented in the Progress Report by W.G. Timmins dated November 28, 2005.

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

On September 11, 2007, Uranium Star sold these claims to Hawk Uranium Inc, a public company listed on the TSX Venture Exchange. Uranium Star received 200,000 common shares of Hawk Uranium Inc. in consideration for these claims.

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

ESTIMATED EXPLORATION BUDGET
	2007	2008	Totals
Sagar Project (includes Ferderber Claims)	4,700,00	3,000,000	7,700,000
Madagascar	1,517,000	5,018,000	6,535,000
Merico-Ethyl / Yarrow	750,000	250,000	1,000,000
Other	300,000	300,000	3,100,000
Totals	7,267,000	8,568,000	15,835,000

Sagar Property

The Sagar property is the Company’s primary exploration target as it shows signs of possessing significant grades for both uranium and gold.

Given the encouraging results from the first phase of exploration, Uranium Star has commenced the following geophysical program.  The exploration program is being designed and implemented by Tiaga Consultants Ltd of Calgary, Alberta.

Exploration Program Summary

1.

OBJECTIVES

Eight target areas were identified for further investigation during the summer exploration program.  The main objectives were to "complete the process of project familiarization, to obtain a property-wide layer of chemical information, and to evaluate and prioritize the existing targets, in order to intelligently recommend further work (geophysics/drilling).  The fieldwork consisted of a water survey (to delineate concealed uranium, gold and copper targets), quaternary investigations, and prospecting/reconnaissance geology.  In conjunction with this fieldwork, a significant amount of time was spent updating the GIS database.  The Sagar camp was refurbished and improved to provide a fully functional base camp, which can accommodate up to 16 field personnel.  For the period to September 30, 2007, we incurred an aggregate of approximately $6,201.147 for exploration expenses in connection with the Sagar property.

2.

GEOCHEMICAL SAMPLING

Uranium Star’s geochemical consultant was on site from July 25 to August 9, 2006.  He conducted a comprehensive water-sampling program during which a total of 599 samples were collected from narrow streams and small ponds and these have been sent to Activation Laboratories for analysis.

3.

QUATERNARY INVESTIGATIONS

Uranium Star’s quaternary specialist was on site from July 25 to August 11, 2006 during which time he undertook a general overview of the quaternary geology of the horst and environs, including obtaining 136 measurements of ice flow direction.  Particular attention was paid to the Mistamisk boulder field, where he carefully examined the various boulders, and collected eight site till samples as well as nine regional till samples.  These samples have been sent to Overburden Drilling Management in Ottawa for processing (gold grain count, assessment of the heavy metal concentrate, etc.), and the fine fraction was sent to Activation Laboratories for analysis.

4.

GEOLOGY AND PROSPECTING

Reconnaissance geology and prospecting was conducted over the nine identified targets.  This work enabled us to become familiar with the geology and mineral showings of the northwestern Romanet Horst, which resulted in the discovery of several new showings and aided in the ongoing development of geological ideas and exploration strategy for the Sagar project.

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

6.

KEY NEW BOULDER FIELD DISCOVERIES

Exploration work also resulted in the discovery of new radioactive boulder fields to the southwest of the Eagle showing and north of the original Mistamisk boulder field.  These will be followed up during the September field program.

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

The Company completed 60 reverse circulation (RC) drill holes in its winter drilling program. Seven diamond drill holes were also completed for a total of 1,070 meters. Lower than projected productivity from one of the reverse circulation rigs necessitated drilling on 500 meter centers as opposed to the designed 250 meter centers, which resulted in significantly less coverage than the initially planned program of 120 RC drill holes at 250 meter spacing. The program covered an area of 8 km2. Only RC drilling on the Royal Montreal Grid was completed. The Company announced the results of its winter drilling program by press release.

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

Summer 2007 Exploration Program Extended

Uranium Star has extended the exploration program by one month in order to do conduct additional follow-up work on some of the prospective targets identified during the program. Two full work rotations have been completed by the on-site teams and a third has been added to accommodate the extended program. This extension has been prompted in part by the nature of the encouraging drill intersections discovered to date. A number of intersections, over 10's of meters, displaying similar alteration (sodic and hematitic) to that found in the famous mineralized Mistamisk boulders have been made. Attempts are being made to follow these structurally related alteration zones with the drills to ultimately intersect the potential source of the uranium and gold mineralized boulders.

Future Programs

Sagar Property and Federber Properties, Northern Québec

Based on the positive and encouraging results from the recent exploration programs, we intend to continue to aggressively explore the Sagar Property.   The second stage drill program will be based on all compiled results as well as the first stage drilling results.  We intend to spend approximately $4,000,000 on the Sagar Property and Ferderber Properties over the next 18 months bringing the cumulative total to $7,700,000.  Actual exploration programs and expenditures will be continually reviewed and approved by the Board of Directors in consultation with Uranium Star’s consultants.

Madagascar Properties

Uranium Star has began gathering data and a structural and alteration study of satellite imagery implemented. Initial work contracted out to Fugo Airborne Survey Limited will consist of a detailed airborne electromagnetic (AEM) and magnetometer survey to determine conductive and magnetic bodies along the subsurface area and stream sediment sampling to determine the geochemical signature of the permit area and geological mapping to put the geological environment into context. In addition, roads in the immediate project will be upgrade.

Drilling will commence in 2008 which will include ground geophysical survey. The initial drill is anticipated to be between 5,000 to 7,000 meters consisting of 30 – 40 holes.

The budget for the exploration work is set at approximately $1,517,000 in 2007 and $5,018,000 in 2008.

Merico- Ethyl / Yarrow Properties, Timmins, Ontario

A 3,000 metre diamond drill program will begin promptly to test several induced polarization ("IP") chargeability anomalies, including a large northeast trending anomaly with a strike exceeding 1,000 metres and width of up to 800 metres. The source of this IP anomaly is interpreted as a sulphide-related feature at or near the Proterozoic - Archean unconformity. Concurrent with the drill program, a field program consisting of additional line-cutting over the entire Merico property will be carried out, followed by an induced polarization/resistivity ("IP") survey, magnetometer survey, a detailed gravity survey and soil sampling. The IP/resistivity survey will further delineate those anomalies remaining open to expansion and definition and will also be extended to cover the area of the Sauve uranium-copper-gold occurrence located in the north-eastern portion of the property from which grab samples have yielded assays of up to 1.56% U3O8 and 14.64% Cu. Temex will manage the upcoming exploration program.

Peter’s Creek Claims

Currently, we do not plan to conduct any significant exploration work on this property.  The Company will perform any required work or permitting to ensure the property is kept in good standing.  Actual exploration programs and expenditures will be continually reviewed and approved by the Board of Directors in consultation with the Company’s Geologists.

Other Expenses

Company management anticipates spending approximately $200,000 in ongoing general and administrative expenses per quarter for the next twelve months.  These general and administrative expenses will consist primarily of professional fees for the accounting, audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  However, the overall general and administration expenses will vary in direct proportion with the level of activity relating to future acquisitions and exploration programs.

Cautionary Note

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

- our ability to raise additional funding;

- the market price for gold;

- the market price for uranium

- the results of our proposed exploration programs on our mineral properties; and

- our ability to find joint venture partners for the development of our property interests

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

Capital Financing

From inception to June 30, 2004, the Company raised $59,750 through the issuance of 3,195,000 common shares.

For the year ended June 30, 2005, the Company did not raise any new financing.

For the year ended June 30, 2006, the Company raised $795,250 through the issuance of 2,980,000 common shares and 2,265,000 share purchase warrants.

For the year ended June 30, 2007, the Company raised $17,300,000 through the issuance of 34,600,000 common shares and 29,000,250 share purchase warrants.

The Company anticipates that additional funding will be in the form of equity financing from the sale of our common stock.  However, the Company cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of common stock for additional phases of exploration.  The Company believes that debt financing will not be an alternative for funding additional phases of exploration.  The Company does not have any arrangements in place for any future equity financing.

For the three months ended September 30, 2007, the Company did not raise any new financing.

Results of Operations

The Company had no operating revenues since inception on March 1, 2004 through to the year ended September 30, 2007.  The Company’s activities have been financed from the proceeds of share subscriptions.  From inception, on March 1, 2004, to September 30, 2007, the Company raised a total of $18,155,000 from private offerings of the Company’s securities.

For the period from inception, March 1, 2004, to September 30, 2007, the Company incurred total expenses of $28,066,652.  These expenses included $13,451,027 in mineral property and exploration costs.  These costs charged to operations were for the acquisition of the placer claims, Gila Property in Arizona, mineral claims located in Finland, Sagar Property in Canada, Madagascar properties and other ancillary costs related to the mineral properties.  The Company also incurred $874,843 in professional fees during the period. The Company had general and administrative expenses of $764,802; stock based compensation of $13,595,646, a foreign exchange translation gain of $658,662 and other income including interest of $387,868.

Liquidity and Capital Resources

As at September 30, 2007, the Company had cash on hand of $8,236,540.

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

Issuances of Securities

We have funded our business to date from sales of our common stock.. During the three months ended September 30, 2007 there were no issuance of shares from private placements.

On July 11, 2007, the Company granted options to purchase up to 4,020,000 shares of the Company’s common stock to certain of the Company’s officers and consultants. The options are exercisable at a price of $0.59 per share and expire on July 10, 2012.  These shares were issued in reliance on the exemption for sales of securities not involving a public offering as set forth in Rule 506 promulgated under the Securities Act of 1933 and in Section 4(2) and Section 4(6) of the Securities Act of 1933.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the three months ended September 30, 2007. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-KSB for the period ended June 30, 2007.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material currently pending legal proceedings to which the Company is a party and, to the Company's knowledge, no proceedings are contemplated against the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuance of common shares between the period July 1, 2007 and September 30, 2007.

On July 11, 2007, the Company granted options to purchase up to 4,020,000 shares of the Company’s common stock to certain of the Company’s officers and consultants. The options are exercisable at a price of $0.59 per share and expire on July 10, 2012.  These shares were issued in reliance on the exemption for sales of securities not involving a public offering as set forth in Rule 506 promulgated under the Securities Act of 1933 and in Section 4(2) and Section 4(6) of the Securities Act of 1933.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the quarter ended September 30, 2007.

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

URANIUM STAR CORP.

Date: November 12, 2007

By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon
Chief Executive Officer

By:/s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

--------------------------------------------------------------------

In connection  with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange Act of 1934 on Form 10-QSB of Uranium Star Corp.(the "Company") for the period ended September 30, 2007, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

1.

I have reviewed this Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of Uranium Star Corp.;

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

(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated:  November 12, 2007

By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon

Chief Executive Officer

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14b) and Rule 15d-14(b)(17 CFR  240.15d-14(b))  under the Securities Exchange Act of 1934 and Section  1350 of Chapter 63 of Title 18 of the United States Code

--------------------------------------------------------------------

In  connection  with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of Uranium Star Corp.(the "Company") for the period ended September 30, 2007, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, Richard E. Schler, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

1.

I have reviewed this Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of Uranium Star Corp.;

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

(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated:  November 12, 2007

By: /s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Uranium Star Corp. (the "Company") on Form 10-QSB for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By   /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon

Chief Executive Officer

Date:  November 12, 2007

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Uranium Star Corp. (the "Company") on Form 10-QSB for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,  Richard E. Schler, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

        By  /s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Date:  November 12, 2007