Form 10QSB
period 2007-12-31
Uranium Star Corp.
filed 2008-02-14
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes      No   ☒

As of  February 7, 2008, there were 71,636,357 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes      No   ☒

Uranium Star Corp.

Part I.  Financial Information

Page

Item 1.

Consolidated Financial Statements and Notes to Financial Statements

1

Consolidated Balance Sheets

F-1

Consolidated Statements of Operations

F-2

Consolidated Statements of Cash Flows

F-3

Notes to the Consolidated Financial Statements

F-4

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

2

Item 3

Controls and Procedures

16

Part II.  Other Information

Item 1.

Legal Proceedings

18

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.

Defaults Upon Senior Securities

18

Item 4.

Submission of Matters to a Vote of Security Holders

18

Item 5.

Other Information

18

Item 6.

Exhibits

19

Signatures

20

PART I

FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements and Notes to Financial Statements

General

The accompanying reviewed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended June 30, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2007 are not necessarily indicative of the results that can be expected for the year ending June 30, 2008.

Uranium Star Corp.

(An Exploration Stage Company)

(Unaudited)

December 31, 2007

Index

Consolidated Interim Balance Sheets

F 1

Statements of Interim Statement of Operations

F 2

Statements of Interim Statements of Cash Flows

F 3

Notes to the Interim Consolidated Financial Statements

F 4

Uranium Star Corp.

(An Exploration Stage Company)

Consolidated Interim Balance Sheets

(Expressed in US dollars)

(Unaudited)

	December 31,	June 30,
	2007	2007
	$	$

ASSETS

Current Assets

Cash and term deposit	6,150,403	12,308,793
Marketable securities	88,000	-
Taxes recoverable	2,282,538	910,579

Total current assets	8,520,941	13,219,372

Property and Equipment (Note 3)	69,281	77,925

Total Assets	8,590,222	13,297,297

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	157,855	520,483

Deferred tax liabilities	1,439,134	1,479,933

Total Liabilities	1,596,989	2,000,416

Commitments and Going Concern (Notes 1 and 8)

Stockholders’ Equity

Common stock, 175,000,000 shares authorized, $0.001 par value, 71,636,357 shares issued and outstanding (June 30, 2007 – 66,849,969 shares)	71,636	66,849

Additional paid-in capital	38,303,969	35,243,212

Accumulated Other Comprehensive Loss	14,000	-

Donated capital	20,750	20,750

Deficit accumulated during the exploration stage	(31,417,122)	(24,033,930)

Total stockholders’ equity	6,993,233	11,296,881

Total Liabilities and Stockholders’ Equity	8,590,222	13,297,297

The accompanying notes are an integral part of these consolidated financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Consolidated Interim Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated From March 1, 2004 (Date of Inception) To December 31,	For the 3 months Ended December 31		For the 6 months Ended December 31
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Advertising	8,720	-	-	-	-
Amortization	15,850	4,323	167	8,646	334
Donated services and expenses	18,750	-	-	-	-
Foreign currency transaction (gain) loss	(678,787)	(20,125)	72,443	(205,912)	76,661
General and administrative	1,352,670	153,639	1,622,439	439,524	961,244
Impairment loss on mineral properties	7,488,508	485,560	-	1,250,560	553,846
Mineral exploration	6,793,882	345,803	243,394	3,412,955	911,918
Professional fees	1.032,519	157,676	173,430	266,931	262,702
Stock based compensation (Note 7)	14,487,459	891,813	619,855	2,629,983	1,951,955

Loss from operations	30,673,210	2,018,689	2,731,728	7,802,687	4,718,660

Other income
Interest income	(521,382)	(73,354)	-	(214,157)	-
Other income	(173,840)	(34,000)	-	(164,540)	-

Total loss before provision for income taxes	29,977,988	1,945,335	2,731,728	7,423,990	4,718,660
Income tax expense (recovery)	1,439,134	(40,799)	-	(40,799)	-

Net loss	31,417,122	1,945,335	2,731,728	7,383,191	4,718,660
Unrealized loss from investments in marketable securities	(14,000)	(18,000)	-	(14,000)	-

Comprehensive loss	31,403,122	1,927,335	2,731,728	7,369,191	4,718,660

Net Loss Per Share – Basic and Diluted	-	(0.03)	(0.08)	(0.11)	(0.15)

Weighted Average Shares Outstanding	-	67,581,168	34,293,321	67,213,571	30,955,682

The accompanying notes are an integral part of these consolidated financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Consolidated Interim Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	Accumulated From March 1, 2004 (Date of Inception) To December 31,	For the 6 months Ended December 31
	2007	2007	2006
	$	$	$
Operating Activities

Net loss	(31,417,122)	(7,383,191)	(4,718,660)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	15,849	8,646	334
Non-cash proceeds received	(74,000)	(74,000)	-
Donated services and expenses	20,750	-	-
Deferred tax expense (recovery)	1,439,134	(40,799)	-
Impairment loss on mineral properties	7,488,508	1,250,560	553,846
Stock-based compensation	14,487,459	2,629,983	2,734,955

Change in operating assets and liabilities
Prepaid expenses	-	-	7,060
Accounts payable and accrued liabilities	157,857	(362,628)	(13,045)
Taxes recoverable	(2,282,540)	(1,371,961)	(35,890)
Due to related parties	-	-	(12,609)
Exploration advances	-	-	(51,438)

Net Cash Used in Operating Activities	(10,164,105)	(5,343,390)	(1,535,447)

Investing Activities

Due to related parties	-	-	-
Mineral property acquisition costs	(899,845)	(815,000)	(5,385)
Purchase of equipment	(85,129)	-	-

Net Cash Used in Investing Activities	(984,974)	(815,000)	(5,385)

Financing Activities

Proceeds from issuance of common stock - net	17,299,482	-	12,777,742

Net Cash Provided By Financing Activities	17,299,482	-	12,777,742

Increase (Decrease) in Cash and Cash Equivalents	6,150,403	(6,158.390)	11,236,910

Cash and Cash Equivalents – Beginning of Year	-	12,308,793	555,817

Cash and Cash Equivalents – End of Year	6,150,403	6,150,403	11,792,727

Non-cash Investing and Financing Activities
Issuance of common stock for mineral properties	3,838,850	375,000	548,461
Issuance of common stock for services	4,523,125	595,000	783,000

Supplemental Disclosure
Interest Paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007

(Unaudited)

1.

  Exploration Stage Company

The Company was incorporated in the State of Nevada on March 1, 2004. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises".  On December 11, 2007 the Company incorporated a subsidiary, Uranium Star (Mauritius) Ltd., in the Country of Mauritius. The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2007, the Company has never generated any revenue and has accumulated losses of $31,417,122 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Principals of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Uranium Star Corp. and its wholly owned subsidiary, Uranium Star (Mauritius) Ltd.  All inter-company accounts and transactions have been eliminated on consolidation.  These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company's fiscal year end is June 30.

b)

Use of Estimates

The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Basic and diluted loss per share is computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive. Shares underlying these securities totaled approximately 48,249,250 as of December 31, 2007.

d)

Comprehensive Income (Loss)

 SFAS 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income, its components and accumulated balances.  As at December 31, 2007, the Company's only component of comprehensive income is unrealized gains on marketable securities.

 e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

f)

Marketable Securities

The Company classifies and accounts for debt and equity securities in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.   The Company has classified all of its marketable securities as available for sale, thus securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, is included as a separate component of shareholders’ equity, “Accumulated other comprehensive income.”

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

j)

Financial Instruments

The fair value of financial instruments, which include cash and cash equivalents, marketable securities and accounts payable were estimated to approximate their carrying values due to the immediate or short term maturity of these financial instruments. The Company's operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

k)

Interim Consolidated Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

l)

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007

(Unaudited)

2. Summary of Significant Accounting Policies (continued)

m)

Stock based Compensation

Prior to July 1, 2005, the Company accounted for stock based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified retrospective transition method. The Company had not issued any stock options or share based payments prior to July 1, 2005. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

n)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception.  Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefit of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes   an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on July 1, 2007.  The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the adoption, and at the adoption date of July 1, 2007 there were no unrecognized tax benefits that would affect the effective tax rate if recognized. At December 31, 2007 the Company had no unrecognized tax benefits. Management does not believe unrecognized tax benefits will significantly change within twelve months of the reporting date.  Interest and penalties are related to income tax matters are recognized in income tax expense. As of July 1, 2007 there are no accrued interest related to uncertain tax positions.

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

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007

(Unaudited)

3.

Property and Equipment

		Accumulated	December 31,	June 30,
			2007	2007
	Cost	Amortization	Net carrying value
	$	$	$	$

Computer Equipment	2,001	1,446	555	888
Exploration equipment	83,128	14,402	68,726	77,037

	85,129	15,848	69,281	77,925

4.

Related Party Balances/Transactions

a)

 The Company incurs $3,000 per month in fees from a company related by common management for office administration and rent expense, on a month to month basis. Total rent expense for the six months ended December 31, 2007 was $18,000 (December 31, 2006 - $18,000).

b)

For the six months ended December 31, 2007, the Company incurred a total of $207,524 (December 31, 2006   $77,715) in consulting fees to directors, officers and a relative of a director.

c)

For the six months ended December 31, 2007, the Company issued 2,975,000 common shares to directors, officers and a relative of a director for their services at a fair value of $595,000.

d)

For the six months ended December 31, 2007, the Company granted 3,425,000 stock options to directors, officers and a relative of a director.

Related party transactions are in the normal course of business and are measured at the exchange value as agreed to between the related parties.

5.

Mineral Properties

a)

The Company entered into an agreement dated May 14, 2004 with the former President of the Company to acquire a 100% interest in seven mineral claims located in the Cariboo Mining Division, British Columbia, Canada, in consideration for the issuance of 7,500,000 shares of common stock.  The claims are registered in the name of the former President, who has executed several trust agreements whereby the former President agreed to hold the claims in trust on behalf of the Company.  On December 10, 2007, the Company divested the claims for cash consideration of $1,000.

b)

The Company entered into an agreement dated August 1, 2005 to acquire a 100% interest in two mineral claims located in the Cariboo Mining Division, British Columbia, Canada, in consideration for $4,000 (paid) and the issuance of 300,000 shares of common stock (issued) with a fair value of $30,300. On December 10, 2007, the Company divested of the property for gross proceeds of $1,000.

c)

The Company entered into a letter of intent dated March 10, 2006, for an option to acquire a 100% interest in 20 mineral claims located in Finland. The letter of intent is to be replaced by a formal agreement.  The Company paid $50,000 and upon the exercise of the option on August 25, 2006 issued 500,000 shares of common stock pursuant to the Finnish mineral property agreement.  The cost of the mineral property was initially capitalized. The Company recognized a cumulative impairment loss of $460,000 in fiscal 2007. The Company, after evaluation of its exploration commitments on hand, decided not to proceed with exploration activities in Finland and accordingly abandoned its reservation claims.

d)

The Company entered into a binding letter of intent dated May 2, 2006, for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  The vendor has the right and option to sell an additional 25% undivided interest in the property.  This agreement is subject to a royalty agreement dated May 27, 1992, as amended November 3, 1993.  The vendor had acquired a 100% interest in the property, subject to a 1% NSR on certain claims, and a 0.5% NSR on other claims.  The vendor has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, the Company must issue 2,000,000 shares of common stock  and 2,000,000 warrants, exercisable at $1.00 per share on or before June 1, 2009; and incur aggregate exploration expenditures in the amount of $2,000,000 on the property on or before August 31, 2008 (the "Earn In" period).  The Company has issued the 2,000,000 shares of common stock and warrants relating to the agreement, and incurred aggregate exploration expenditures of $6,545,164 as at December 31, 2007.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007

(Unaudited)

5.

Mineral Properties (continued)

During the Earn In period, the vendor will have the additional option to sell its remaining 25% for 1,000,000 common shares and 1,000,000 warrants of the Company.   On February 28, 2007, the vendor exercised the option to sell the remaining 25% interest in the property, as such the Company issued 1,000,000 shares of common stock valued at $1,219,000 and 1,000,000 warrants valued at $752,985.

On August 15, 2006, the Company acquired an additional nineteen mineral claims contiguous to the property in consideration for a payment of $5,385 (CAD$6,000) as an acquisition fee, 150,000 common shares valued at $103,500 and 75,000 warrants valued at $34,961.  These shares and warrants were issued on October 4, 2006.  During the year ended June 30, 2007, the Company recognized an impairment loss of $143,846, as it had not yet been determined whether there were proven or probable reserves on the property.   As at December 31, 2007, the cumulative impairment loss is $143,846.

e)

On August 9, 2006, the Company acquired 69 mineral claims located within the Workman Creek Uranium District of central Arizona, and paid $52,244 in property and staking costs.  On September 4, 2007, the Company entered into an agreement to sell the 69 claims within the Workman Creek Uranium District of Central Arizona to Hawk Uranium Inc., a public company listed on the TSX Venture Exchange. The Company received 200,000 common shares of Hawk Uranium Inc. which is the sale price as contemplated in the sale agreement.

f)

On August 22, 2007, the Company entered into a joint venture agreement with Madagascar Minerals and Resources sarl ("Madagascar"), a company incorporated under the laws of Madagascar. The joint venture is established with the Company owning a 75% undivided interest and Madagascar the remaining 25% interest. The consideration paid to Madagascar to acquire the 75% stake in the joint venture consists of a signing fee of $15,000, a payment of $750,000, and the issuance of 1,250,000 common shares and 500,000 share purchase warrants of the Company all within 30 days of the properties vesting in the joint venture.  Each share purchase warrant is exercisable at $1.00 per share for a period of 2 years from the date of issuance. On December 10, 2007, the Company issued 1,250,000 common shares valued at $375,000 based on the prevailing quoted market price of $0.30 per share and 500,000 share purchase warrants valued at $60,560 using the Black-Scholes pricing formula.  Accordingly the Company recognized an impairment loss of $1,200,560, as it has not yet been determined whether there are proven or probable reserves on the property.

The properties vesting in the joint venture are comprised of mineral permits consisting of 36 "squares” with each square representing approximately 6.25 sq. kilometers. The properties are located in the District of Toliara and are referenced as TN 12,306, P(R); TN 12,814, P(R); TN 12,887 P(R); TN 12,888 P(R); TN 13,020 P(R); TN 13,021 P(R) as issued by the Bureau de Cadastre Minier de Madagascar ("BCMM") pursuant to the Mining Code 1999 (as amended) and its implementing decrees.

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

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007

(Unaudited)

5.

Mineral Properties (continued)

The Company can terminate the joint venture agreement on giving 60 days written notice. This notice shall be given to Madagascar who has a first right of refusal over the properties. Upon termination of the agreement, neither the Company (including any of its direct or indirect subsidiaries) nor Madagascar shall have any further obligations or liabilities to each other under this agreement.

g)

On September 25, 2007, the Company entered into an earn in option with Temex Resources Corp, ("Temex") a public Company listed on the TSX Venture Exchange. The Company will earn an undivided 50% interest in the "Merico Ethel" and "Yarrow" Property (collectively the "properties").  The "Merico Ethel Property” is comprised of 29 mining claims, 87 units and 3,480 acres in James, Truax and Tudhope Townships, as shown on claim sheets G -0225, G- 0251 and G- 3724 in the Larder Lake Mining Division, in the Province of Ontario and the "Yarrow" property is comprised of 3 mining claims, 27 units and 1,080 acres as shown on claim sheet G- 0260 in the Larder Lake Mining Division, in the Province of Ontario. The earn in option is exercisable on or before June 30, 2008 (the "earn in date"). To exercise the option and earn an undivided 50% interest in the properties, the Company is required to pay  Cdn$50,000 (paid) on the execution of the agreement and incur not less than  Cdn$950,000 in exploration and development expenditures on or before the earn in date. As at December 31, 2007, the Company has incurred aggregate exploration expenditures of $833,795. Temex shall manage the initial exploration under the supervision of a technical committee and upon satisfying the above, a joint venture will be created to manage the properties.

These properties are subject to net smelter royalties ("NSR").  On the Merico  Ethyl Property  there is an aggregate 2% NSR royalty to Jkate Explorations Inc. on payable metals produced from the property. Temex has a pre emptive right to purchase up to 1% of the NSR for $1,000,000.  On the Yarrow Property there is an aggregate 2% NSR royalty to Raven Resources Inc. on payable metals produced from the property. Temex has a pre emptive right to purchase up to 1% of the NSR for $1,000,000.

6.

Common Stock

a)

On August 5, 2005, the Company issued 300,000 split adjusted shares of common stock with a fair value of $30,300 for the acquisition of mineral claims as referred to in Note 5(b).

b)

On September 1, 2005, the Company completed a private placement offering consisting of 2,265,000 split adjusted units of the Company at a purchase price of $0.20 per unit for proceeds of $450,500 after issue costs of $2,500. Each unit consisted of one common share of the Company and one share purchase warrant. Each warrant may be exercised on or before September 1, 2007 at a price of $0.27 per share.

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

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007

(Unaudited)

6. Common Stock (continued)

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

h)

On August 25, 2006, the Company issued 500,000 shares of common valued at $410,000 pursuant to the Finnish mineral property agreement as referred to in Note 5(c).

i)

On September 20, 2006, the Company entered into an agreement for the completion of a private placement involving the issuance of 500,000 share units at $0.50 per unit.  Each unit consists of one common share and one warrant. Each warrant will entitle the holder to purchase one common share at a price of $0.75 for a period of 3 years from the date of closing.  The terms of the share subscription agreements were subsequently amended to agree with the same terms and conditions as part of the larger private placement offering with respect to share units as referred to in Note 6(m). The Company completed the closing on November 1, 2006.

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

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007

(Unaudited)

6.

Common Stock (continued)

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

n)

On November 13 2007, the Company issued 561,388 common shares with respect to the exercise of 2,010,000 "cashless" warrants as referred to in 6(b)

o)

On December 10, 2007, the Company issued 1,250,000 common shares, with a fair value of $375,000, and 500,000 warrants in connection with the acquisition of the Madagascar property as referred to in Note 5(f).  The warrants are exercisable at $1.00 per share for a period of two years from the date of issuance and have been valued using the Black Scholes option pricing model with an expected dividend yield of 0%, risk free rate of 4.20%, expected volatility of 126%, and expected life of 2 years.  The recorded fair value of $60,560 was initially capitalized as mineral property acquisition costs and then recognized as an impairment loss.

p)

On December 21, 2007, the Company issued 2,975,000 common shares to directors, officers and consultants as compensation for services rendered at a fair value of $595,000.  The shares were valued at an estimated fair market value of $0.20 per share based on the prevailing quoted market price on the date of issue. Related parties to the Company received 2,425,000 shares.

7.

Stock Options and Warrants

(i)

Stock Options

Effective March 8, 2006, the Company filed a Form S-8 Registration Statement in connection with its newly adopted 2006 Stock Option Plan ("the "2006 Plan") allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares.  On December 18, 2006 and February 16, 2007, the Stock Option Plan was amended to increase the stock option pool by an additional 8,000,000 common shares.  During the six months ended December 31, 2007, the Company granted stock options to acquire 4,020,000 common shares at an exercise price of $0.59 per share. Related parties received 3,425,000 stock options. The fair value for options granted was estimated at the date of grant using the Black Scholes option pricing model and the weighted average fair value of stock options granted during the period, was $0.4324 per share.  During the six months ended December 31, 2007, the Company recorded stock based compensation on stock option issuance aggregating $1,738,170.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007

(Unaudited)

7.

Stock Options and Warrants (continued)

The following table summarizes the continuity of the Company's stock options:

	Number of Options	Weighted average exercise price
		$
Outstanding, June 30, 2006	980,250	0.45
Granted	5,725,000	0.66
Expired	(980,250)	0.45
Exercised	(790,000)	0.83
Outstanding, June 30, 2007	4,935,000	0.63
Granted	4,020,000	0.59
Outstanding, December 31, 2007	8,955,000	0.61

Additional information regarding options outstanding as at December 31, 2007 as follows:

Exercise price	Number of shares	Outstanding Weighted average remaining contractual life (years)	Weighted average exercise price	Exercisable
				Number of shares	Weighted average exercise price
$0.80	515,000	3.58	$0.80	515,000	$0.80
0.85	1,450,000	3.91	0.85	1,450,000	0.85
0.55	2,970,000	4.20	0.55	2,970,000	0.55
0.59	4,020,000	4.78	0.59	4.020,000	0.59

	8,955,000	4.26	0.63	8,955,000	0.63

On October 23, 2007, the 2,970,000 stock options granted on March 5, 2007 were re-priced from an exercise price of $1.24 per share to $0.55 per share.  The Company recorded stock based compensation on the incremental cost resulting from the modification aggregating $89,100.

The weighted average assumptions used are as follows:

	December 31, 2007	June 30, 2007
Expected dividend yield	0%	0%
Risk-free interest rate	4.61%	4.29%
Expected volatility	121%	111%
Expected option life (in years)	5.00	5.00

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007

(Unaudited)

7.

Stock Options and Warrants (continued)

(ii)

Warrants

The following table summarizes the continuity of the Company's warrants:

	Number of Warrants	Weighted average exercise price ($)
Outstanding June 30, 2006	7,915,000	0.79
Issued	33,144,250	0.74
Outstanding June 30, 2007	41,059,250	0.75
Granted	500,000	1.00
Exercised	(2,010,000)	0.27
Expired	(255,000)	0.27
Outstanding, December 31, 2007	39,294,250	0.78

At December 31, 2007, the following share purchase warrants were outstanding:

Number of warrants		Exercise Price ($)	Expiry Date
3,650,000		1.00	April 26, 2009
2,000,000		1.00	June 1, 2009
75,000		1.00	October 4, 2009
500,000		0.75	October 12, 2008
44,800	(a)	0.50	November 20, 2008
2,650,000		0.75	November 20, 2008
371,000	(a)	0.50	December 11, 2008
7,765,000		0.75	December 13, 2008
193,800	(a)	0.50	December 13, 2008
397,250	(a)	0.50	December 15, 2008
14,870,000		0.75	December 22, 2008
195,300	(a)	0.50	December 22, 2008
1,086,000	(a)	0.50	January 5, 2009
1,657,500		0.75	January 16, 2009
99,000	(a)	0.50	January 16, 2009
2,020,000		0.75	January 19, 2009
81,000		0.50	January 20, 2009
82,800		0.50	February 6, 2009
55,800	(a)	0.50	February 6, 2009
1,000,000		1.18	February 28, 2009
500,000		1.00	December 10,2009
39,294,250

(a)

broker units

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007

(Unaudited)

8.

Commitment

Pursuant to the common share flow through financings between November 24, 2006 to January 31, 2007 as described in Note 6(m), the Company was required to spend $6,434,074, in Canadian dollars by  December 31, 2007 on Canadian Exploration Expenditures in Canada, under the 'look back' provision governing flow through shares.   As at December 31, 2007 the Company had met this commitment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Examples of forward-looking statements include, but are not limited to:  (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "believes," "budget," "target," "goal," "anticipate," "expect," "plan," "outlook," "objective," "may," "project," "intend," "estimate," or similar expressions. Any forward-looking statements herein are subject to certain risks and uncertainties in the business of Uranium Star Corp. (“Uranium Star” or the “Company”), including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

BACKGROUND

Company Overview

Uranium Star Corp. was incorporated in the State of Nevada on March 1, 2004.  The fiscal year-end of the Company is June 30. The Company is an exploration stage company engaged in the search for uranium, gold and other minerals.  The Company has an interest in properties located in Canada (provinces of Ontario and Québec) and Madagascar. The property located in Québec, Canada and commonly referred to as the “Sagar Property” is the primary exploration target of the Company.  None of the properties in which the Company holds an interest has known mineral reserves of any kind at this time.  As such, the work programs planned by the Company are exploratory in nature.

The Company has not had any bankruptcy, receivership or similar proceeding since incorporation. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

Business Development

UNTIL WE CAN VALIDATE OTHERWISE, THE PROPERTIES OUTLINED BELOW HAVE NO KNOWN MINERAL RESERVES OF ANY KIND AND WE ARE PLANNING PROGRAMS THAT ARE EXPLORATORY IN NATURE.  Further details regarding the Corporation’s properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on the Company’s Sagar property in Northern Quebec can be found on the Company’s website:  www.uraniumstar.com.

Competitive Conditions

The mineral exploration and mining industry is competitive in all phases of exploration, development and production. The Company competes with a number of other entities and individuals in the search for, and acquisition of, attractive mineral properties. As a result of this competition, the majority of which is with companies with greater financial resources than the Company, the Company may not in the future be able to acquire attractive properties on terms it considers acceptable.  Furthermore, the Company competes with other resource companies, many of whom have greater financial resources and/or more advanced properties that are better able to attract equity investments and other capital.  Factors beyond the control of the Company may affect the marketability of minerals mined or discovered by the Company.

Sagar Property:  Romanet Horst, Labrador Trough, Québec, Canada

Property Description and Location

The Sagar Property comprises 219 blocks of claims in the Territory of Nunavik, Province of Québec, Canada.  The approximate center of exploration activity is circa 56°22’ N latitude and circa 68° 00’ W longitude.  Details on the individual claims are available on-line at the Government of Québec’s Ministère des Ressources naturelles et de la Faune GESTIM website at https://gestim.mines.gouv.qc.ca.

The area comprising these claims is approximately 6,580 hectares.  In this part of the Province of Québec, claim outlines are predetermined by “map staking.”  Previously staked claims are superimposed upon by the map-staking grid, producing some of the small parcels. There are no carried environmental liabilities on the property. All surface work requires provincial government permits, including camp construction permits. These have been acquired by the Company.

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

On February 19, 2007, Virginia exercised its option to sell its 25% remaining interest in the Sagar Property to the Company and in connection therewith, the Company issued to Virginia 1,000,000 common shares and 1,000,000 common share purchase warrants, with each such warrant being exercisable at a price of $1.24 for a period of two years from the date of issuance. As a result of this exercise, the Company now holds a 100% interest in the Sagar Property, subject to a royalty equal to 1% of net smelter returns on certain claims 0.5% on net smelter returns on other claims owned by Pierre Poisson and Joanne Jones (the "P&J Royalty") (see below), and a royalty in favour of Virginia equal to 1.5% of net smelter returns. Under the agreement with Virginia, the Company must incur aggregate exploration expenditures of at least $2,000,000 on the Sagar Property on or before August 31, 2008.

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

 As at December 31, 2007, the Company incurred an aggregate of $6,545,164 of exploration expenditures on the Sagar Property. The Company intends to spend approximately an additional $3,000,000 on the Sagar Property and the area comprising the Ferderber claims over the next 12 months, bringing the cumulative total of such expenditures to $7,700,000.

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

On June 2, 2006, we announced that we had retained Hadyn Butler, P.Geo. and Craig Scherba, P.Geo as independent qualified persons to author a report with respect to the Sagar Property in compliance with Canada's National Instrument 43-101.

MADAGASCAR PROPERTY

Property Description and Location

The Madagascar properties are comprised of mineral permits consisting of 36 “squares”, each square representing approximately 6.25 sq. kilometers. The properties are located in the District of Toliara and are referenced as TN 12,306,P(R); TN 12,814, P(R); TN 12,887 P(R); TN 12,888 P(R); TN 13,020 P(R); TN 13,021 P(R) as issued by the Bureau de Cadastre Minier de Madagascar (“BCMM”) pursuant to the Mining Code 1999 (as amended) and its implementing decrees.

Agreement

On August 22, 2007, Uranium Star entered into a joint venture agreement with Madagascar Minerals and Resources sarl, a company incorporated under the laws of Madagascar. The joint venture, to be known as the “Three Horses Joint Venture”, will be operated through a Madagascar limited liability company in which Uranium Star will own a 75% undivided interest and Madagascar Minerals will own the remaining 25% interest. The consideration paid to Madagascar Minerals to acquire the 75% stake in the joint venture consisted of:

(i)

a signing fee of $15,000 within 15 days of the properties vesting in the joint venture;

(ii)

a payment of $750,000 within 15 days of the properties vesting in the joint venture  and

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

Initial Exploration Program.

The Three Horses Property consisting of 31 squares displays extensive gossan outcroppings at surface and has, as part of its attractiveness, visual similarities to Nevsun Resource's Bisha Project in Eritrea. An initial examination of part of the Three Horse Property revealed several large areas covered with gossanous boulders which are believed to overlie massive sulphide mineralization. At Bisha, in Eritrea, the gossanous material contains appreciable amounts of gold which overlay an extensive supergene enriched copper zone which itself overlies zinc rich primary massive sulphides. It is anticipated that a similar weathering regime in Madagascar may produce similar styles of mineralization at the Three Horse Property.

Uranium Star budgeted $1,517,000 to conduct the first phase of the exploration program (which is now completed) from September to November 2007 for the Three Horses Joint Venture which included:

•

Road Maintenance – As available roads are in poor condition, the Company instituted a road maintenance program designed to reduce travel times and significantly reduce wear and tear on vehicles.  The project is supplied from Toliara, the capital of Toliara Province.  The Company identified a supply route and selected contractors to determine maintenance costs.

•

Camp – A suitable camp with generated power and running water has been constructed on the property, with easy access to a water supply.

•

Environmental Study – Madagascar law requires that an environmental study be carried out before any significant exploration work begins.  An environmental firm was retained to complete an advance study that allowed the Company to proceed with its exploration program without interruption.

•

Data Acquisition – The Company reviewed all available literature that had been completed with respect to the applicable properties.  The Company also acquired suitable satellite imagery and carried out structural and alteration studies from this data before field work commenced.  In addition, the Company has obtained data from a recently completed 500 meter line spacing airborne magnetic and radiometeric survey sponsored by the Madagascar Government.

•

Airborne Geophysical Survey –Fugro Airborne Surveys Limited have completed a helicopter-borne electro-magnetic and magnetometer survey of the Three Horses Property, with a minimum line spacing of 100 meters.

•

Geological Mapping – The Company had two geological teams carry out an initial 1:25,000 scale geological mapping program of the property

•

Stream Sediment Sampling – All significant streams near the property have been sampled at 500 meter spacings and analyzed for multi-elements by ICP-MS and gold. All samples have been sent to ALS Chemex in South Africa for analysis. Results are pending. An appropriate QAQC program was implemented for this work to ensure accuracy of laboratory results.

•

Prospecting – Areas in which surface gossans were located have been prospected and sampled in detail.

•

Mechanical Trenching – Mechanical trenching and sampling of gossans and other styles of mineralization were carried out on a systematic basis to determine the precious and base metal content of surface materials. All samples have been sent to ALS Chemex in South Africa for analysis. Results are pending. An appropriate QAQC program was implemented for this work to ensure accuracy of laboratory results.

The project was managed by Taiga Consultants of Calgary.

In the latter part of March 2008 a full field program following up on the airborne geophysical survey and results of the 2007 exploration program will be implemented. This will include geological mapping, prospecting, ground geophysical surveys, geochemical sampling and diamond drilling.

Merico-Ethyl /Yarrow Properties, Timmins, Ontario

Property Description and Location

The "Merico Ethel Property" is comprised of 29 mining claims, 87 units and 3,480 acres in James, Truax and Tudhope Townships, as shown on claim sheets G-0225, G-0251 and G-3724 in the Larder Lake Mining Division, in the province of Ontario the "Yarrow" property is comprised of 3 mining claims, 27 units and 1,080 acres as shown on claim sheet G-0260 in the Larder Lake Mining Division, in the province of Ontario.

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

Agreement

On September 25, 2007, the Company entered into an earned-in option with Temex Resources Corp, ("Temex") a public Company listed on the TSX Venture Exchange. The Company will earn an undivided 50% interest in the "Merico Ethel" and "Yarrow" Property (collectively the "Temex Properties”).

The earn-in option is exercisable on or before June 30, 2008 (the "earn-in date"). To exercise the option and earn an undivided 50% interest in the properties, the Company is required:

1.

to pay Cdn $50,000 on the execution of the agreement (paid on Oct 1, 2007); and

2.

incur not less than Cdn $950,000 in exploration and development expenditures on or before the earn-in date.

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

Peter’s Creek Claims

Property Description and Location

The Peter’s Creek Claims are located in the Cariboo Mining Division in eastern-central region of British Columbia, Canada.

Agreement

We entered into an agreement dated May 14, 2004 with Thornton Donaldson to acquire a 100% interest in seven placer claims for the issuance of 2,500,000 shares of our common stock to him.  The claims were registered in the name of Thornton Donaldson, who had executed several trust agreements with us, whereby he agreed to hold the claims in trust on our behalf.  The total cost of the placer claims charged to operations by us on our financial statements was $1,700 and this figure represented the original cost incurred by Thornton Donaldson.

On August 1, 2005, the Company entered into an agreement with Michael McCullagh to option two claims, tenure numbers 403736 and 403737 for a cash payment of $4,000 and issuance of 100,000 common shares.  This agreement had a term of two years maturing August 1, 2007.  For administrative purposes, the above nine claims were converted to three placer claims, one placer lease and one placer cell.

The placer claims were unencumbered and in good standing and there were no competitive conditions which affect the claims.  Further, there were no insurance covering the claims.

Between August 22, 2005 and September 1, 2005, a preliminary bulk testing program was carried out on the property, at a cost of approximately $23,000 with the results documented in the Progress Report by W.G. Timmins dated November 28, 2005.

We were up to date with all obligations required to maintain our property holdings in good standing prior to the Company disposing of them

On December 10, 2007, management of the Company determined that it was in the best interests of the Company to abandon the claims and, consequently, the Company divested the claims for cash consideration of $1,000.

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

ESTIMATED EXPLORATION BUDGET
	2007	2008	Totals
Sagar Project (includes Ferderber Claims)	4,700,00	3,000,000	7,700,000
Madagascar	1,517,000	5,018,000	6,535,000
Merico-Ethyl / Yarrow	750,000	250,000	1,000,000
Other	300,000	300,000	600,000
Totals	7,267,000	8,568,000	15,835,000

Sagar Property

The Sagar Property is the Company’s primary exploration target as it shows signs of possessing significant grades for both uranium and gold.

Taiga Consultants Limited (“Taiga”) was retained in January of 2007 by Uranium Star, to manage exploration on the Sagar Property.  Exploration targets had previously been identified by GeoVector Management Incorporated (“GeoVector”) in 2006, and were augmented by Taiga.

Taiga executed two exploration programs on Uranium Star’s behalf in 2007.  Both programs utilized a refurbished exploration camp on the east shore of Lake Mistamisk, and were helicopter supported by Expedition Helicopters Inc.  The objective of both programs was to identify the source of the Mistamisk Boulder Field mineralization.  During the course of exploration activities, 46 diamond drill holes (DDH) over 5610 metres, and 164 reverse circulation (RC) holes over 2625 metres were drilled.  The RC holes were pattern drilled to try and establish a glacial transportation vector for boulder field mineralization, while the DDH’s were drilled to test geophysical anomalies on the Sagar Property.  In addition to drilling, other exploration activities included prospecting of airborne geophysical targets, grid emplacement, ground magnetometer surveying, characterization of the lithogeochemical signature of Mistamisk boulders, and soil sampling.

DDH SUS-07-01 intersected 0.108 g/T Au over 0.67m, and the nearby hole SUS-07-02 returned 151 ppm U over 1.52m.  Mineralization was contained within small (sub-centimetre) albitized veins with minor disseminated chalcopyrite.  DDH SUS-07-16 returned the most significant assay values obtained during the 2007 diamond drilling program, including 2.46% Cu over 6.71 metres and 0.254 g/T Au over 1.52 metres.  Mineralization was associated with chalcopyrite-filled hairline fractures within interbedded silicified mudstone and sandstones.   DDH SUS-07-18 intersected 2.04% Cu over 0.76 metres in chalcopyrite-filled hairline fractures within interbedded silicified mudstone and sandstones.  DDH SUS-07-27 intersected 0.107 g/T Au over 1.52 metres in a heterolithic breccia.  DDH SUS-07-37 intersected 1.02% Cu over 0.76 metres in a green argillite. DDH SUS-07-44 intersected 0.238 g/T Au over 0.91 metres in a volcanic sediment with chalcopyrite and bornite-filled fractures.

Anomalous geochemistry (i.e. elevated Au, U, and Cu) identified during the 2007 exploration program in rock grab and diamond drilling samples appears to be structurally controlled, with mineralization restricted to small veinlets and breccia zones.  Whole rock analysis of the Mistamisk Boulder Field samples corroborates a structural association with mineralization, with elemental associations of U with Pb, Ni, Co, Cu, Mo and As indicating an unconformity associated polymetallic uranium style of mineralization. Whole rock analysis of high grade Mistamisk Boulder Field samples also reveals that mineralization is intimately associated with albitization, and kaolinite and illite clay alteration.

By utilizing the geochemical signature of the Mistamisk Boulder Field, the multi-component normalized ‘Boulder Field Index’ was developed and applied to the soil and reverse circulation hole sample data sets.  This data manipulation has resulted in the identification of 17 prioritized soils anomalies (Alpha through Quebec), and 6 RC anomalies (A through E) that are associated with structures interpreted through analysis of the compiled geophysical data for the Sagar Property.  Taken in conjunction with interpreted clay alteration data (i.e. kaolinite and illite) and hypothesized glacial dispersion trains, three potential source areas for the Mistamisk Boulder Field mineralization have been identified:

1.

The Delta soil and ‘B’ RC anomaly

2.

The Kilo soil and ‘E’ RC anomaly

3.

The Alpha soil and ‘A’ RC anomaly

All areas have coincident kaolinite to kaolinite-illite signatures, are bisected by one or more interpreted major of subsidiary faults, have anomalous soil and/or rock assays, have anomalous RC and DDH assays, and are favorably located to be source candidates for the Mistamisk Boulder Field based on Quaternary analysis.

An examination of the Mistamisk Boulder Field revealed that no high grade mineralized boulder is found greater than 1 meter in diameter, and that high grade mineralization is often found in cobbles or within veins <30 cm wide within argillic boulders.  The source mineralization for the Mistamisk Boulder Field may therefore be less than a metre wide.  This is supported by the narrow nature of the identified mineralized showings on the Sagar Property.  The showings, and the as-yet undiscovered source for the Mistamisk Boulder Field, therefore do not constitute high priority exploration targets for future work by themselves.  They do, however, indicate there is potential for discovering a volumetrically significant unconformity associated polymetallic uranium-style deposit on the Sagar Property.  Future work should focus on the intersection between the Romanet fault (on the eastern edge of the horst) and reducing lithologies such as those of the Dunphy and Lace Lake formations, as well as on the unconformity contact with the Archean basement.

In addition to the potential of discovering significant unconformity-style mineralization on the Sagar Property, there exists significant potential for discovering IOCG-style mineralization.  Similar to the Boulder Field Index, a multi-component normalized ‘IOCG Index’ was developed and applied to RC, soil, and water geochemical data collected over the Sagar Property.  This IOCG Index identified targets associated with a large east-west trending structure that bisects the Romanet Horst.  The IOCG Index also identified an anomaly that corresponds with the Alpha Boulder Field Index soil anomaly.  Diamond drill holes in the Alpha area did not intersect significant sulphide mineralization, but they did intersect pervasively carbonate-, hematite-, and chlorite-altered rocks which could indicate proximal IOCG mineralization.

Future Programs

Sagar Property and Ferderber Properties, Northern Québec

Based on the positive and encouraging results from the recent exploration programs, we intend to continue to aggressively explore the Sagar Property.   A second stage drill program will be based on all compiled results.  We intend to spend approximately $3,000,000 on the Sagar Property and Ferderber Properties over the next 18 months bringing the cumulative total to $7,700,000.  Actual exploration programs and expenditures will be continually reviewed and approved by the Company’s board of directors in consultation with Uranium Star’s consultants.

In light of empirical observations collected during the course of 2007 exploration activities, other targets have been identified which could prove to be volumetrically more significant than the source of the Mistamisk Boulder Field.  In order of priority, future exploration on the Sagar Property should focus on the discovery of:

1.

Gold and uranium mineralization at redox boundaries along major faults. This work should focus on the intersection between the Romanet fault and the reducing lithologies of the Dunphy and Lace Lake formations.

2.

Unconformity associated polymetallic uranium-style mineralization at the Archean basement contact.  The ‘Kilo’ soil anomaly should be targeted for this exploration due to the anomalous soil, RC, and DDH geochemistry, as well as the numerous coincident geophysical anomalies.

3.

Iron-Oxide Copper Gold (IOCG) mineralization.  This work should focus on the east-west structure bisecting the Romanet Horst.  In particular, the area to the south-west of the Lac Plisse showing should be drill tested as it has coincident gravity and magnetic highs, and has an anomalous IOCG-related geochemical signature for RC, soil, and water geochemical data. Additionally, the DDH geochemistry and alteration mineralogy observed from holes in the ‘Alpha’ soil target area should be re-examined in the context of IOCG mineralization.

4.

Source mineralization for the Mistamisk Boulder Field. The anomalous Alpha, Delta, and Kilo soil targets, as well as A, B, and E RC targets identified during the course of the 2007 exploration program should be examined to ascertain the source mineralization for the Mistamisk Boulder Field.

Madagascar Properties

Diamond drilling will commence in 2008. This will be preceded by ground geophysical surveys, Geochemical sampling, geological mapping and prospecting. The initial drill program is anticipated to be between 5,000 to 7,000 meters consisting of 30 – 40 holes. The program will be mainly geared to following up on the helicopter-borne EM survey which preliminary results indicate has defined a number of anomalies, some of which are directly related to known surface gossans.

Known gossans and those defined during mapping, prospecting and from the AEM survey will have line grids established which will be surveyed with HLEM and magnetometer on lines 100 meters apart with readings at 25 meter stations. Gravity surveys may also be completed over priority targets.

Soil samples have been and will continue to be collected on all established lines at 100 meter line spacing and 25m stations along the lines.  All samples will be analyzed for multi-elements by ICP-MS and gold.  An XRF unit is being imported to carry out initial soil analysis in 2008.

The Company will be employing up to 10 technicians/geologists, approximately four of which would be foreign (non-Malagasy) geologists.

The budget for the exploration work is set at approximately $1,517,000 in 2007 and $5,018,000 in 2008.

Merico- Ethyl / Yarrow Properties, Ontario

A 3,000 metre diamond drill program began in November 2007 to test several induced polarization ("IP") chargeability anomalies, including a large northeast trending anomaly with a strike exceeding 1,000 metres and width of up to 800 metres. The source of this IP anomaly is interpreted as a sulphide-related feature at or near the Proterozoic - Archean unconformity. Concurrent with the drill program, a field program consisting of additional line-cutting over the entire Merico property was carried out, followed by an induced polarization/resistivity ("IP") survey, magnetometer survey, a detailed gravity survey and soil sampling. The IP/resistivity survey further delineated those anomalies remaining open to expansion and definition and was also extended to cover the area of the Sauve uranium-copper-gold occurrence located in the north-eastern portion of the property from which grab samples have yielded assays of up to 1.56% U3O8 and 14.64% Cu. Temex is managing the exploration program which will extend into early 2008.

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

- the market price for uranium;

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

For the six months ended December 31, 2007, the Company did not raise any new financing.

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

Results of Operations

The Company had no operating revenues since inception on March 1, 2004 through to the period ended December 31, 2007.  The Company’s activities have been financed from the proceeds of share subscriptions.  From inception, on March 1, 2004, to December 31, 2007, the Company raised gross proceeds of $18,155,000 from private offerings of the Company’s securities.

For the period from inception, March 1, 2004, to December 31, 2007, the Company incurred a loss before income taxes of $29,977,988.  Expenses included $14,282,390 in mineral property and exploration costs.  These costs charged to operations were for the acquisition of the placer claims, Gila Property in Arizona, mineral claims located in Finland, Sagar Property in Canada, Madagascar properties and other ancillary costs related to the mineral properties.  The Company also incurred $1,032,519 in professional fees during the period. The Company had general and administrative expenses of $1,506,309; stock based compensation of $14,487,459, a foreign exchange translation gain of $678,787 and other income including interest of $695,222.

Liquidity and Capital Resources

As at December 31, 2007, the Company had cash on hand of $6,150,403.

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

Issuances of Securities

We have funded our business to date from sales of our common stock.. During the six months ended December 31, 2007 there were no issuance of shares resulting from private placements.

On December 21, 2007, the Company issued 2,975,000 common shares to directors, officers and consultants as compensation for services rendered at a fair value of $595,000.  The shares were valued at an estimated fair market value of $0.20 per share based on the prevailing quoted market price on the date of issue. Related parties to the Company received 2,425,000 shares.

On December 10, 2007, the Company issued 1,250,000 common shares, with a fair value of $375,000, and 500,000 warrants in connection with the acquisition of the Madagascar property.  The warrants are exercisable at $1.00 per share for a period of two years from the date of issuance and have been valued using the Black Scholes option pricing model with an expected dividend yield of 0%, risk free rate of 4.20%, expected volatility of 126%, and expected life of 2 years.  The recorded fair value of $60,560 was initially capitalized as mineral property acquisition costs and then recognized as an impairment loss.

On November 13 2007, the Company issued 561,388 common shares with respect to the exercise of 2,010,000 "cashless" warrants.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting (as such item is defined in Rule 13a-15(f) under the Exchange Act) during the six months ended December 31, 2007. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-KSB for the period ended June 30, 2007.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material issues currently pending legal proceedings to which the Company is a party and, to the Company's knowledge, no proceedings are contemplated against the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 21, 2007, the Company issued 2,975,000 common shares to directors, officers and consultants as compensation for services rendered at a fair value of $595,000.  The shares were valued at an estimated fair market value of $0.20 per share based on the prevailing quoted market price on the date of issue. Related parties to the Company received 2,425,000 shares.  These shares were issued in reliance on the exemption for sales of securities not involving a public offering as set forth in Rule 506 promulgated under the Securities Act of 1933 and in Section 4(2) and Section 4(6) of the Securities Act of 1933.

On December 10, 2007, the Company issued 1,250,000 common shares, with a fair value of $375,000, and 500,000 warrants in connection with the acquisition of the Madagascar property. The warrants are exercisable at $1.00 per share for a period of two years from the date of issuance and have been valued using the Black Scholes option pricing model with an expected dividend yield of 0%, risk free rate of 4.20%, expected volatility of 126%, and expected life of 2 years.  The recorded fair value of $60,560 was initially capitalized as mineral property acquisition costs and then recognized as an impairment loss.

On November 13 2007, the Company issued 561,388 common shares with respect to the exercise of 2,010,000 "cashless" warrants.

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

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended December 31, 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the quarter ended December 31, 2007.

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

URANIUM STAR CORP.

Date: February 12, 2008

By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon
Chief Executive Officer

By:/s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

--------------------------------------------------------------------

In connection  with the Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange Act of 1934 on Form 10-QSB of Uranium Star Corp. (the "Company") for the period ended December 31, 2007, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

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

Dated:  February 12, 2008

By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon

Chief Executive Officer

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14b) and Rule 15d-14(b)(17 CFR  240.15d-14(b))  under the Securities Exchange Act of 1934 and Section  1350 of Chapter 63 of Title 18 of the United States Code

--------------------------------------------------------------------

In  connection  with the Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of Uranium Star Corp. (the "Company") for the period ended December 31, 2007, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, Richard E. Schler, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

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

Dated:  February 12, 2008

By: /s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Uranium Star Corp. (the "Company") on Form 10-QSB for the period ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By   /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon

Chief Executive Officer

Date:  February 12, 2008

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Uranium Star Corp. (the "Company") on Form 10-QSB for the period ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,  Richard E. Schler, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

        By  /s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Date:  February 12, 2008