Form 10QSB
period 2008-03-31
Uranium Star Corp.
filed 2008-05-15
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51151

Uranium Star Corp.

(Name of small business issuer in its charter)

Nevada	20-0803515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 – 141 Adelaide Street West, Toronto, Ontario M5H 3L5

(Address of principal executive offices)

_______________________

(416) 364-4986

(Issuer’s telephone number)

_______________________
(Former Name or Former Address, if Changed Since Last Report)

1000 – 141 Adelaide Street West, Toronto, Ontario M5H 3L5

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

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non–Accelerated filer  ☐  Small Business Issuer  ☒

As of  May 8, 2008, there were 71,636,357 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes      No   ☒

Uranium Star Corp.

Part I.  Financial Information

Page

Item 1.

Interim Consolidated Financial Statements

1

Interim Consolidated Balance Sheets

F-1

Interim Consolidated Statements of Operations

F-2

Interim Consolidated Statements of Cash Flows

F-3

Notes to the Interim Consolidated Financial Statements

F-4

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

2

Item 3

Controls and Procedures

16

Part II.  Other Information

Item 1.

Legal Proceedings

18

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.

Defaults Upon Senior Securities

18

Item 4.

Submission of Matters to a Vote of Security Holders

18

Item 5.

Other Information

18

Item 6.

Exhibits

19

Signatures

20

PART I

FINANCIAL INFORMATION

Item 1.

Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended June 30, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending June 30, 2008.

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

(An Exploration Stage Company)

(Unaudited)

(Expressed in US dollars)

March 31, 2008

Index

Interim Consolidated Balance Sheets

F 1

Statements of Interim Statement of Operations

F 2

Statements of Interim Statements of Cash Flows

F 3

Notes to the Interim Consolidated Financial Statements

F 4

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

(An Exploration Stage Company)

Interim Consolidated Balance Sheets

(Expressed in US dollars)

(Unaudited)

	March 31,	June 30,
	2008	2007
	$	$

ASSETS

Current Assets

Cash and term deposit	5,170,587	12,308,793
Marketable securities	90,000	-
Taxes recoverable	2,178,508	910,579

Total current assets	7,439,095	13,219,372

Property and Equipment (Note 3)	64,956	77,925

Total Assets	7,504,051	13,297,297

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	116,248	520,483

Deferred tax liabilities	1,383,726	1,479,933

Total Liabilities	1,499,974	2,000,416

Going Concern (Notes 1)

Stockholders’ Equity

Common stock, 175,000,000 shares authorized, $0.001 par value, 71,636,357 shares issued and outstanding (June 30, 2007 – 66,849,969 shares)	71,635	66,849

Additional paid-in capital	38,303,969	35,243,212

Accumulated Comprehensive Loss	16,000	-

Donated capital	20,750	20,750

Deficit accumulated during the exploration stage	(32,408,277)	(24,033,930)

Total stockholders’ equity	6,004,077	11,296,881

Total Liabilities and Stockholders’ Equity	7,504,051	13,297,297

The accompanying notes are an integral part of these interim consolidated financial statements

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

(An Exploration Stage Company)

Interim Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated From March 1, 2004 (Date of Inception) To March 31,	For the 3 months Ended March 31		For the 9 months Ended March 31
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Advertising	8,720	-	-	-	-
Amortization	20,172	4,323	2,101	12,969	2,435
Donated services and expenses	18,750	-	-	-	-
Foreign currency transaction (gain) loss	(675,332)	3,455	(57,837)	(202,457)	18,824
General and administrative	1,859,445	353,136	3,978,047	792,660	508,021
Impairment loss on mineral properties	7,488,508	-	1,222,985	1,250,560	1,776,831
Mineral exploration	7,467,358	673,476	1,324,067	4,086,431	2,235,985
Professional fees	1,099,819	67,300	270,323	334,231	533,025
Stock based compensation (Note 7)	14,487,459	-	-	2,629,983	6,383,225

Loss from operations	31,774,899	1,101,690	6,739,686	8,904,377	11,458,346

Other income
Interest income	(567,608)	(46,226)	-	(260,383)	-
Other income	(182,740)	(8,900)	-	(173,440)	-

Total loss before provision for income taxes	31,024,551	1,046,564	6,739,686	8,470,554	11,458,346
Income tax expense (recovery)	1,383,726	(55,408)	-	(96,207)	-

Net loss	32,408,277	991,156	6,739,686	8,374,347	11,458,346
Unrealized gain from investments in marketable securities	(16,000)	(2,000)	-	(16,000)	-

Comprehensive loss	32,392,277	989,156	6,739,686	8,358,347	11,458,346

Net Loss Per Share – Basic and Diluted	-	(0.01)	(0.10)	(0.12)	(0.27)

Weighted Average Shares Outstanding	-	71,636,357	66,778,183	68,682,452	42,293,915

The accompanying notes are an integral part of these interim consolidated financial statements

Uranium Star Corp.

Formerly Yukon Resources Corp.)

(An Exploration Stage Company)

Consolidated Interim Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	Accumulated From March 1, 2004 (Date of Inception) To March 31,	For the 9 months Ended March 31
	2008	2008	2007
	$	$	$
Operating Activities

Net loss	(32,408,277)	(8,374,347)	(11,458,346)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	20,172	12,969	2,435
Non-cash proceeds received	(74,000)	(74,000)	-
Donated services expenses	20,750	-	-
Deferred tax expense (recovery)	1,383,726	(96,207)	-
Impairment loss on mineral properties	7,488,508	1,250,560	1,776,831
Stock-based compensation	14,487,459	2,629,983	6,383,225

Change in operating assets and liabilities
Prepaid expenses	-	-	7,060
Accounts payable and accrued liabilities	116,250	(404,235)	77,500
Taxes recoverable	(2,178,508)	(1,267,929)	(14,109)
Due to related parties	-	-	(115,421)
Exploration advances	-	-	(65,487)

Net Cash Used in Operating Activities	(11,143,921)	(6,323,206)	(3,406,312)

Investing Activities

Mineral property acquisition costs	(899,845)	(815,000)	(46,275)
Purchase of property and equipment	(85,129)	-	(38,683)

Net Cash Used in Investing Activities	(984,974)	(815,000)	(84,958)

Financing Activities

Proceeds from promissory note	255,000	-	-
Proceeds from issuance of common stock - net	17,044,482	-	16,384,912

Net Cash Provided By Financing Activities	17,299,482	-	16,384,912

Increase (Decrease) in Cash and Cash Equivalents	5,170,687	(7,138,206)	12,893,642

Cash and Cash Equivalents – Beginning of Year	-	12,308,793	555,817

Cash and Cash Equivalents – End of Year	5,170,587	5,170,587	13,449,459

Non-cash Investing and Financing Activities
Issuance of common stock for mineral properties	3,838,850	375,000	1,630,000
Issuance of common stock for services	4,523,125	595,000	783,000

Supplemental Disclosure
Interest Paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these interim consolidated financial statements

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2008

(Expressed in US dollars)

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

These consolidated interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2008, the Company has never generated any revenue and has accumulated losses of $32,408,277 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Principals of Consolidation and  Basis of Presentation

The accompanying consolidated interim financial statements include the accounts of Uranium Star Corp. and its wholly owned subsidiary, Uranium Star (Mauritius) Ltd.  All inter-company accounts and transactions have been eliminated on consolidation.  These consolidated interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company's fiscal year end is June 30.

b)

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Basic and diluted EPS is computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive. Shares underlying these securities totaled approximately 48,249,250 as of March 31, 2008.

d)

Comprehensive Income (Loss)

 SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income, its components and accumulated balances.  As at March 31, 2008, the Company's only component of other comprehensive income is unrealized gains on marketable securities.

Uranium Star Corp

(Formerly Yukon Resources Corp)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2008

(Expressed in US dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies  (continued)

 e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)

Marketable Securities

The Company classifies and accounts for debt and equity securities in accordance with Financial Accounting Standards Board FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities".   The Company has classified all of its marketable securities as available for sale, thus securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, is included as a separate component of stockholders’ equity, “Accumulated Other Comprehensive Income.”

g)

Property and Equipment

Property and equipment is stated at cost, less accumulated amortization, and consists of computer hardware and exploration equipment. Amortization of computer hardware is computed using the straight line method over three years and exploration equipment is amortized over 5 years on a straight line basis.

h)

Mineral Property and Exploration Costs

The Company has been in the exploration stage since its inception on March 1, 2004, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04 02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units of production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

i)

Long Lived Assets

In accordance with the Financial Accounting Standards Board FASB SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the carrying value of intangible assets and other long lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

j)

Financial Instruments

The fair value of cash and cash equivalents and accounts payable were estimated to approximate their carrying values due to the immediate or short term maturity of these financial instruments. The Company's operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

k)

Interim Consolidated Financial Statements

These unaudited interim consolidated financial statements have been prepared on the same basis as the annual  financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2008

(Expressed in US dollars)

(Unaudited)

2. Summary of Significant Accounting Policies (continued)

l)

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated interim financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

n)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception.  Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefits of net operating losses have not been recognized in these consolidated interim financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

In July 2006, FASB issued Interpretation No. 48," Accounting for Uncertainty in Income Taxes  an interpretation of FASB Statement No. 109" ) ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on July 1, 2007.  The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the adoption, and at the adoption date of July 1, 2007 there were no unrecognized tax benefits that would affect the effective tax rate if recognized. At March 31, 2008 the Company had no unrecognized tax benefits. Management does not believe unrecognized tax benefits will significantly change within twelve months of the reporting date.  Interest and penalties are related to income tax matters are recognized in income tax expense. As of March 31, 2008 there is no accrued interest related to uncertain tax positions.

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2008

(Expressed in US dollars)

(Unaudited)

2. Summary of Significant Accounting Policies (continued)

o)

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) requires recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in a business combination, goodwill acquired or a gain from a bargain purchase.  The Statement is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively.  Earlier adoption is not permitted.  The Company is currently evaluating the impact of the adoption of SFAS No. 141(R).

In December 2007, the FASB issued SAFS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin 51 and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. The Statement requires that consolidated net income reflect the amounts attributable to both the parent and the noncontrolling interest, and also includes additional disclosure requirements. The Statement is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented.  Earlier adoption is not permitted.  The Company is currently evaluating the impact of the adoption of SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” ("SFAS No. 161").  SFAS No. 161 amends and expands the disclosure requirements of FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities” ("SFAS No. 133") to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements.  The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early application is encouraged.  The Company is currently evaluating the impact of the adoption of SFAS No. 161.

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2008

(Expressed in US dollars)

(Unaudited)

3.

Property and Equipment

			March 31,	June 30,
		Accumulated	2008	2007
	Cost	Amortization	Net carrying value
	$	$	$	$

Computer Equipment	2,001	1,613	388	888
Exploration equipment	83,128	18,560	64,568	77,037

	85,129	20,173	64,956	77,925

4.

 Related Party Transactions

a)

The Company incurs $3,000 per month in fees from a company related by common management for office administration and rent expense, on a month to month basis. Total rent expense for the nine months ended March 31, 2008 was $27,000 (March 31, 2007 - $12,500).

b)

For the nine months ended March 31, 2008, the Company incurred a total of $271,500 (March 31, 2007-   $146,185) in consulting fees to directors, officers and a relative of a director.

c)

For the nine months ended March 31, 2008, the Company issued 2,425,000 common shares to directors, officers and a relative of a director for their services at a fair value of $485,000.

d)

For the nine months ended March 31, 2008, the Company granted 3,425,000 stock options to directors, officers and a relative of a director.

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

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2008

(Expressed in US dollars)

(Unaudited)

5.

Mineral Properties - (continued)

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

d)

               The Company entered into a binding letter of intent dated May 2, 2006, for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  The vendor has the right and option to sell an additional 25% undivided interest in the property.  This agreement is subject to a royalty agreement dated May 27, 1992, as amended November 3, 1993.  The vendor had acquired a 100% interest in the property, subject to a 1% net smelter royalty (NSR) on certain claims, and a 0.5% NSR on other claims.  The vendor has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, the Company must issue 2,000,000 shares of common stock  and 2,000,000 warrants, exercisable at $1.00 per share on or before June 1, 2009; and incur aggregate exploration expenditures in the amount of $2,000,000 on the property on or before August 31, 2008 (the "Earn In" period).  The Company has issued the 2,000,000 shares of common stock and warrants relating to the agreement, and incurred aggregate exploration expenditures of $6,742,021 as at March 31, 2008.

During the Earn In period, the vendor will have the additional option to sell its remaining 25% for 1,000,000 common shares and 1,000,000 warrants of the Company.   On February 28, 2007, the vendor exercised the option to sell the remaining 25% interest in the property, as such the Company issued 1,000,000 shares of common stock valued at $1,219,000 and 1,000,000 warrants valued at $752,985.

On August 15, 2006, the Company acquired an additional nineteen mineral claims contiguous to the property in consideration for a payment of $5,385 (CAD$6,000) as an acquisition fee, 150,000 common shares valued at $103,500 and 75,000 warrants valued at $34,961.  These shares and warrants were issued on October 4, 2006.  During the year ended June 30, 2007, the Company recognized an impairment loss of $143,846, as it had not yet been determined whether there were proven or probable reserves on the property.   As at March 31, 2008, the cumulative impairment loss is $143,846.

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

f)

            On August 22, 2007, the Company entered into a joint venture agreement with Madagascar Minerals and Resources sarl ("Madagascar"), a company incorporated under the laws of Madagascar. The joint venture is established with the Company owning a 75% undivided interest and Madagascar the remaining 25% interest. The consideration paid to Madagascar to acquire the 75% stake in the joint venture consists of a signing fee of $15,000, a payment of $750,000, and the issuance of 1,250,000 common shares and 500,000 share purchase warrants of the Company all within 30 days of the properties vesting in the joint venture.  Each share purchase warrant is exercisable at $1.00 per share for a period of 2 years from the date of issuance. On December 10, 2007, the Company issued 1,250,000 common shares valued at $375,000 based on the prevailing quoted market price of $0.30 per share and 500,000 share purchase warrants valued at $60,560 using the Black-Scholes pricing model.  Accordingly the Company recognized an impairment loss of $1,200,560, as it has not yet been determined whether there are proven or probable reserves on the property.

Uranium Star Corp.

Formerly Yukon Resources Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2008

(Expressed in US dollars)

(Unaudited)

5.

Mineral Properties - (continued)

The properties vesting in the joint venture are comprised of mineral permits consisting of 36 "squares" with each square representing approximately 26.5 sq. kilometers. The properties are located in the District of Toliara and are referenced as TN 12,306, P(R); TN 12,814, P(R); TN 12,887 P(R); TN 12,888 P(R); TN 13,020 P(R); TN 13,021 P(R) as issued by the Bureau de Cadastre Minier de Madagascar ("BCMM") pursuant to the Mining Code 1999 (as amended) and its implementing decrees.

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

g)

On September 25, 2007, the Company entered into an earn in option with Temex Resources Corp, ("Temex") a public Company listed on the TSX Venture Exchange. The Company will earn an undivided 50% interest in the "Merico Ethel" and "Yarrow" Property (collectively the "properties").  The "Merico Ethel" Property  is comprised of 29 mining claims, 87 units and 3,480 acres in James, Truax and Tudhope Townships, as shown on claim sheets G -0225, G- 0251 and G- 3724 in the Larder Lake Mining Division, in the Province of Ontario and the "Yarrow" property is comprised of 3 mining claims, 27 units and 1,080 acres as shown on claim sheet G- 0260 in the Larder Lake Mining Division, in the Province of Ontario. The earn in option is exercisable on or before June 30, 2008 (the "earn in date"). To exercise the option and earn an undivided 50% interest in the properties, the Company is required to pay  $50,000 (paid) on the execution of the agreement and incur not less than  $950,000 in exploration and development expenditures on or before the earn in date. As at March 31, 2008, the Company has incurred aggregate exploration expenditures of $834,345. Temex shall manage the initial exploration under the supervision of a technical committee and upon satisfying the above, a joint venture will be created to manage the properties.

These properties are subject to net smelter royalties ("NSR").  On the "Merico Ethyl" Property  there is an aggregate 2% NSR payable to Jkate Explorations Inc. on metals produced from the property. Temex has a pre emptive right to purchase up to 1% of the NSR for $1,000,000.  On the Yarrow Property there is an aggregate 2% NSR payable to Raven Resources Inc. on metals produced from the property. Temex has a pre emptive right to purchase up to 1% of the NSR for $1,000,000.

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2008

(Expressed in US dollars)

(Unaudited)

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

g)

On June 2, 2006, pursuant to the mineral property agreement described in Note 5(d), the Company issued 2,000,000 shares and 2,000,000 warrants to the Vendor of the property.  The shares were valued at an estimated fair market value of $0.85 per share after applying a 50% discount to the quoted market price due to the long term restrictive nature of the shares issued.  The warrants are exercisable at $1.00 per share on or before June 1, 2009 and have been recorded at fair value, using the Black Scholes option pricing model, of $1,925,117 and was initially capitalized as mineral property acquisition costs and then recognized as an impairment loss.

h)

On August 25, 2006, the Company issued 500,000 shares of common shares valued at $410,000 pursuant to the Finnish mineral property agreement as referred to in Note 5(c).

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

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2008

(Expressed in US dollars)

(Unaudited)

6.

Common Stock (continued)

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

k)

On October 4, 2006, the Company issued 150,000 common shares with a fair value of $103,500 and 75,000 warrants in connection with the acquisition of nineteen claims contiguous to its mineral property in northern Quebec as described in Note 5(d).  The warrants are exercisable at $1.00 per share for a period of three years from the date of issuance and have been valued using the Black Scholes option pricing model with an expected dividend yield of 0%, risk free rate of 4.50%, expected volatility of 108%, and expected life of 3 years.  The recorded fair value of the warrants of $138,461 was initially capitalized as mineral property acquisition costs and then recognized as an impairment loss.

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

n)

On November 13 2007, the Company issued 561,388 common shares with respect to the exercise of 2,010,000 "cashless" warrants as referred to in 6(b).

o)

On December 10, 2007, the Company issued 1,250,000 common shares, with a fair value of $375,000, and 500,000 warrants in connection with the acquisition of  the Madagascar property as referred to in Note 5(f).  The warrants are exercisable at $1.00 per share for a period of two years from the date of issuance and have been valued using the Black Scholes option pricing model with an expected dividend yield of 0%, risk free rate of 4.20%, expected volatility of 126%, and expected life of 2 years.  The recorded fair value of the warrants of $60,560 was initially capitalized as mineral property acquisition costs and then recognized as an impairment loss.

p)

On December 21, 2007, the Company issued 2,975,000 common shares to directors, officers and consultants as compensation for services rendered at a fair value of $595,000.  The shares were valued at an estimated fair market value of $0.20 per share based on the prevailing quoted market price on the date of issue.

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2008

(Expressed in US dollars)

(Unaudited)

7.

Stock Options and Warrants

(i)

Stock Options

Effective March 8, 2006, the Company filed a Form S-8 Registration Statement in connection with its newly adopted 2006 Stock Option Plan ("the "2006 Plan") allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares.  On December 18, 2006 and February 16, 2007, the Stock Option Plan was amended to increase the stock option pool by an additional 8,000,000 common shares.  During the nine months ended March 31, 2008, the Company granted stock options to acquire 4,020,000 common shares at an exercise price of $0.59 per share.   The fair value for options granted was estimated at the date of grant using the Black Scholes option pricing model and the weighted average fair value of stock options granted during the period, was $0.4324 per share.  During the nine months ended March 31, 2008, the Company recorded stock based compensation on stock option issuance aggregating $2,629,983.

The following table summarizes the continuity of the Company's stock options:

	Number of Options	Weighted average exercise price
		$
Outstanding, June 30, 2006	980,250	0.45
Granted	5,725,000	0.66
Expired	(980,250)	0.45
Exercised	(790,000)	0.83
Outstanding, June 30, 2007	4,935,000	0.63
Granted	4,020,000	0.59
Outstanding, March 31, 2008	8,955,000	0.63

Additional information regarding options outstanding as at March 31, 2008 as follows:

Exercise price	Number of shares	Outstanding Weighted average remaining contractual life (years)	Weighted average exercise price	Exercisable
				Number of shares	Weighted average exercise price
$0.80	515,000	3.33	$0.80	515,000	$0.80
$0.85	1,450,000	3.66	$0.85	1,450,000	$0.85
$0.55	2,970,000	3.95	$0.55	2,970,000	$0.55
$0.59	4,020,000	4.28	$0.59	4.020,000	$0.59

	8,955,000	4.01	$0.63	8,955,000	$0.63

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2008

(Expressed in US dollars)

(Unaudited)

7.

Stock Options and Warrants (continued)

On October 23, 2007, the 2,970,000 stock options granted on March 5, 2007 were re-priced from an exercise price of $1.24 per share to $0.55 per share.  The Company recorded stock based compensation on the cost reduction resulting from the modification aggregating $89,100.

The weighted average assumptions used are as follows:

	March 31, 2007	June 30, 2007
Expected dividend yield	0%	0%
Risk-free interest rate	4.61%	4.29%
Expected volatility	121%	111%
Expected option life (in years)	5.00	5.00

(ii)

Warrants

The following table summarizes the continuity of the Company's warrants:

	Number of Warrants	Weighted average exercise price ($)
Outstanding June 30, 2006	7,915,000	0.79
Granted	33,144,250	0.74
Outstanding June 30, 2007	41,059,250	0.75
Granted	500,000	1.00
Exercised	(2,010,000)	0.27
Expired	(255,000)	0.27
Outstanding, March 31, 2008	39,294,250	0.78

Uranium Star Corp.

(Formerly Yukon Resources Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2008

(Expressed in US dollars)

(Unaudited)

(ii)

Warrants (continued)

At March 31, 2008, the following share purchase warrants were outstanding:

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

 As at March 31, 2008, the Company incurred an aggregate of $6,742,021 of exploration expenditures on the Sagar Property. The Company intends to spend approximately an additional $1,000,000 on the Sagar Property and the area comprising the Ferderber claims over the next 12 months, bringing the cumulative total of such expenditures to $7,700,000.

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

In the latter part of March 2008 a full field exploration program following up on the airborne geophysical survey and results of the 2007 exploration program was implemented. This includes geological mapping, prospecting, ground geophysical surveys, geochemical sampling and diamond drilling.

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

ESTIMATED EXPLORATION BUDGET
	2007	2008	Totals
Sagar Project (includes Ferderber Claims)	$4,700,00	$ 500,000	$5,200,000
Madagascar	$1,517,000	$3,00,000	$4,157,000
Merico-Ethyl / Yarrow	$750,000	$ 250,000	$1,000,000
Other	$300,000	$ 300,000	$600,000
Totals	$7,267,000	$4,050,000	$10,957,000

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

Taiga executed two exploration programs on Uranium Star’s behalf in 2007.  Both programs utilized a refurbished exploration camp on the east shore of Lake Mistamisk, and were helicopter supported by Expedition Helicopters Inc.  The objective of both programs was to identify the source of the Mistamisk Boulder Field mineralization.  During the course of exploration activities, 46 diamond drill holes (DDH) over 5610 metres, and 164 reverse circulation (RC) holes over 2625 metres were drilled.  The RC holes were pattern drilled to try and establish a glacial transportation vector for the boulder field mineralization, while the DDH’s were drilled to test geophysical anomalies on the Sagar Property.  In addition to drilling, other exploration activities included prospecting of airborne geophysical targets, grid emplacement, ground magnetometer surveying, characterization of the lithogeochemical signature of Mistamisk boulders, and soil sampling.

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

The budget for the exploration work is set at approximately $3,000,000 in 2008.

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

Capital Financing

From inception to June 30, 2004, the Company raised $59,750 through the issuance of 9,585,000 common shares.

For the year ended June 30, 2005, the Company did not raise any new financing.

For the year ended June 30, 2006, the Company raised $795,250 through the issuance of 2,980,000 common shares and 2,265,000 share purchase warrants.

For the year ended June 30, 2007, the Company raised $17,300,000 through the issuance of 34,600,000 common shares and 29,000,250 share purchase warrants.

For the nine months ended March 31, 2008, the Company did not raise any new financing.

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

Results of Operations

The Company had no operating revenues since inception on March 1, 2004 through to the period ended March 31, 2008.  The Company’s activities have been financed from the proceeds of share subscriptions.  From inception, on March 1, 2004, to March 31, 2008, the Company raised gross proceeds of $18,155,000 from private offerings of the Company’s securities.

For the period from inception, March 1, 2004, to March 31, 2008, the Company incurred a loss before income taxes of $31,024,551.  Expenses included $14,955,866 in mineral property and exploration costs.  These costs charged to operations were for the acquisition of the placer claims, Gila Property in Arizona, mineral claims located in Finland, Sagar Property in Canada, Madagascar properties and other ancillary costs related to the mineral properties.  The Company also incurred $1,099,819 in professional fees during the period. The Company had general and administrative expenses of

$1,859,445; stock based compensation of $14,487,459, a foreign exchange translation gain of $675,332 and other income including interest of $750,348.

Liquidity and Capital Resources

As at March 31, 2008, the Company had cash on hand of $5,170,587.

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

Issuances of Securities

We have funded our business to date from sales of our common stock.. During the nine months ended March 31, 2008 there were no issuance of shares resulting from private placements.

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the quarter ended March 31, 2008.

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

URANIUM STAR CORP.

Date: May 12, 2008

By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon
Chief Executive Officer

By:/s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

--------------------------------------------------------------------

In connection  with the Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange Act of 1934 on Form 10-QSB of Uranium Star Corp. (the "Company") for the period ended March 31, 2008, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

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

Dated:  May 12, 2008

By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon

Chief Executive Officer

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14b) and Rule 15d-14(b)(17 CFR  240.15d-14(b))  under the Securities Exchange Act of 1934 and Section  1350 of Chapter 63 of Title 18 of the United States Code

--------------------------------------------------------------------

In  connection  with the Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of Uranium Star Corp. (the "Company") for the period ended March 31, 2008, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, Richard E. Schler, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

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

Dated:  May 12, 2008

By: /s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Uranium Star Corp. (the "Company") on Form 10-QSB for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By   /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon

Chief Executive Officer

Date:  May 12, 2008

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Uranium Star Corp. (the "Company") on Form 10-QSB for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,  Richard E. Schler, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

        By  /s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Date:  May 12, 2008