Form 10-K
period 2008-06-30
Uranium Star Corp.
filed 2008-09-29
CIK 1302084

consis

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-51151

URANIUM STAR CORP.

(formerly Yukon Resources Corp)

(name of small business issuer as specified in its charter)

Nevada	20-0803515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 – 141 Adelaide Street West, Toronto, Ontario, Canada M5H 3L5
(Address of principal executive offices)

(416) 364-4986
(Issuer’s telephone number)

_______________________

(Former name or former address, if changed since last report)

Securities Registered under Section 12(b) of the Exchange Act:

None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          Yes  [  ]     No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.         Yes  [  ]     No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K or any amendment to this Form 10-K.     [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o Non-accelerated filer o	Accelerated filer o Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  [  ]     No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $12,082,699.

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the "Common Stock"), as of September 22 2008, was 71,636,357.

Documents Incorporated By Reference :  None

2

URANIUM STAR CORP.

Report on Form 10-K

For the Fiscal Year Ended June 30, 2008

TABLE OF CONTENTS

PART I		PAGE
ITEM 1.	Description of Business	2

ITEM 1A.	Risk Factors	12

ITEM 2.	Description of Properties	19

ITEM 3.	Legal Proceedings	19

ITEM 4.	Submission of Matters to a Vote of Security Holders	19
PART II
ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20

ITEM 6.	Selected Financial Data	22

ITEM 7.	Management's Discussion and Analysis or Plan of Operations	22

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	29

ITEM 8.	Financial Statements	29

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	29

ITEM 9A.	Controls and Procedures	29

ITEM 9B.	Other Information	30
PART III
ITEM 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance Compliance with Section 16(A) of The Exchange Act	31

ITEM 11.	Executive Compensation	34

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	39

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	40

ITEM 14.	Principal Accountant Fees and Services	41
PART IV		42
ITEM 15.	Exhibits, Financial Statement Schedules	43

Signatures

Exhibit 14.1 – Financial Code Of Ethics

Exhibit 23.1 – Consent Of Independent Auditors

Exhibit 31.1 – Certification Of CEO pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification Of CFO pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) – CEO

Exhibit 32.2 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) – CFO

4

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a)  our growth strategies, (b) anticipated trends in the mining industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in the “Risk Factors” section of this annual report, there are a number of other risks inherent in our business and operations which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in this annual report, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Some of the information in this annual report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this annual report that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed herein.

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

Business Development

The Company is an exploration stage company engaged in the search for uranium, gold and other minerals.  The Company has an interest in properties located in Québec and Ontario, Canada, and Madagascar (since August 22, 2007). The property located in Québec, Canada (the “Sagar Property”) is the primary exploration target of the Company.  None of the properties in which the Company holds an interest has known mineral reserves of any kind at this time.  As such, the work programs planned by the Company are exploratory in nature

UNTIL WE CAN VALIDATE OTHERWISE, THE PROPERTIES OUTLINED BELOW HAVE NO KNOWN MINERAL RESERVES OF ANY KIND AND WE ARE PLANNING PROGRAMS THAT ARE EXPLORATORY IN NATURE.  Further details regarding the Corporation’s properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on the Company’s Sagar property in Northern Quebec can be found on the Company’s website:  www.uraniumstar.com. The comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on the Company’s Three Horses Property located in Madagascar has recently been submitted to the SEC and TSX for approval.

Milestones

Sagar Property – Romanet Horst, Labrador Trough, Québec, Canada

A drill program has been completed for the Sagar Property. A total of 164 reverse circulation drill holes (2,625 meters) and 5,610 meters of diamond drill holes (46) have been completed.  Additionally, in excess of 3,500 soil samples have been collected and analyzed. Target areas on the Sagar Property have shown distinctly anomalous situations. Subsequent exploration activity is designed to identify the potential source area of the Mistamisk Boulder Field as well as other potential sources of gold and uranium mineralization.

Three Horses Property, Madagascar

On August 22, 2007, the Company acquired a 75% interest in approximately 225 sq. kilometres of mineral permits in the District of Toliara, Madagascar.  This interest will be held by a limited liability company that has been formed under the laws of Madagascar that will be held as to 75% by the Company and 25% by Madagascar Minerals and Resources sarl.  Exploration programs have been carried out in the first quarter of 2007 and the first half of 2008 on the Three Horses Property as well as the Ianapera Coal Property located to the north of the Three Horses Property. Drilling is planned for the fourth quarter of 2008. The Company has provided a budget of $2,600,000 for the calendar year 2008. For a more detail discussion on the planned exploration activities, refer to “Management’s Discussion and Analysis”.

Timmins Property

A limited amount of work on ground geophysical surveys and diamond drilling has been completed on the Merico Ethyl Property located in the Latchford lake area of Ontario. The Company is awaiting a final report from Temex, (project manager) in order to make a decision with respect to further work.

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

As at June 30, 2008, the Company incurred an aggregate of $6,602,059 of exploration expenditures on the Sagar Property.

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

Sagar Property and Ferderber Claims Highlights

The following are key features of the Sagar Property:

The geological setting of the property is the northwest trending Romanet Horst within the Labrador Trough. The significant mineral potential of this geological setting is well demonstrated by the abundance and diversity of uranium-gold showings, which range from veins to breccia’s to shear zones. There is also locally significant sedimentary-hosted copper mineralization. The most spectacular mineralization found to date is the 500 x 200 meter Mistamisk boulder field which contains 150 boulders that range up to 640 g/t gold and 4.11% uranium, with 70 tested boulders averaging 64.9g/t gold and 1.3% uranium. The boulders discovered within the Mistamisk boulder field range in length from 0.30 to 2.0 metres. Previous work has not determined the bedrock source of this boulder field.

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

Exploration Program.

The Three Horses Property, consisting of 36 squares, covering an area of approximately 194 square kilometres, displays extensive gossan outcroppings at surface and has, as part of its attractiveness, visual similarities to Nevsun Resource's Bisha Project in Eritrea. An examination of part of the Three Horse Property revealed several large areas covered with gossanous boulders which are believed to overlie massive sulphide mineralization. At Bisha, in Eritrea, the gossanous material contains appreciable amounts of gold which overlay an extensive supergene enriched copper zone which itself overlies zinc rich primary massive sulphides. It is anticipated that a similar weathering regime in Madagascar may produce similar styles of mineralization at the Three Horse Property.

Uranium Star conducted a first phase of exploration from September to November 2007 for the Three Horses Joint Venture which included:

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

The project is managed by Taiga Consultants of Calgary.

In the latter part of March 2008 to June 2008 a full field exploration program following up on the airborne geophysical survey and results of the 2007 exploration program was implemented. This included geological mapping, prospecting, ground geophysical surveys and geochemical sampling. Diamond drilling of a minimum of 500-7000 meters is planned to commence in September 2008.

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

 Temex shall manage the initial exploration under the supervision of a technical committee and on satisfying the above; a joint venture will be created to manage the properties.

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

As at June 30, 2008, the Company has complied with the terms of the earned-in option and accordingly own an undivided 50% undivided interest in the property. We are currently up to date with all obligations required to maintain our property holdings in good standing.

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

We were up to date with all obligations required to maintain our property holdings in good standing prior to the Company disposing of them.

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

ITEM 1A – RISK FACTORS

You should carefully consider the following risk factors together with the other information contained in this Annual Report on Form 10-K, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline.

OUR COMMON STOCK IS SUBJECT TO PENNY STOCK REGULATION

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

WE MAY NOT HAVE ACCESS TO SUFFICIENT CAPITAL TO PURSUE OUR BUSINESS AND THEREFORE WOULD BE UNABLE TO ACHIEVE OUR PLANNED FUTURE GROWTH:

We intend to pursue a growth strategy that includes development of the Company's business plan.  Currently we have limited capital which is insufficient to pursue our plans for development and growth.  Our ability to implement our exploration plans will depend primarily on our ability to obtain additional private or public equity or debt financing.  Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us.  Our failure to obtain additional capital will have a material adverse effect on our business.

WE DO NOT INTEND TO PAY DIVIDENDS.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

BECAUSE WE ARE QUOTED ON THE OTCBB INSTEAD OF AN EXCHANGE OR NATIONAL QUOTATION SYSTEM, OUR INVESTORS MAY HAVE MORE DIFFICULTY SELLING THEIR STOCK OR EXPERIENCE NEGATIVE VOLATILITY ON THE MARKET PRICE OF OUR STOCK.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and beginning with this annual report on Form 10-K for our fiscal period ending June 30, 2008. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONTAINS EXPLANATORY LANGUAGE THAT SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU. THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES THAT MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

WE HAVE NOT IDENTIFIED ANY MINERAL RESERVES OR RESOURCES AND DUE TO THE SPECULATIVE NATURE OF MINERAL PROPERTY EXPLORATION, THERE IS SUBSTANTIAL RISK THAT NO COMMERCIALLY EXPLOITABLE MINERALS WILL BE FOUND AND OUR BUSINESS WILL FAIL.

Exploration for minerals is a speculative venture involving substantial risk. We cannot provide investors with any assurance that our claims and properties contain commercially exploitable reserves. The exploration work that we intend to conduct on our claims or properties may not result in the discovery of commercial quantities of uranium, gold or other minerals. Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

WE ARE A MINERAL EXPLORATION COMPANY WITH A LIMITED OPERATING HISTORY AND EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We are a mineral exploration company.  We have never earned any revenues and we have never been profitable.  Prior to completing exploration on our claims, we may incur increased operating expenses without realizing any revenues from those claims.  There are numerous difficulties normally encountered by mineral exploration companies, and these companies experience a high rate of failure.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates.  We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations.

BECAUSE OF THE SPECULATIVE NATURE OF MINERAL PROPERTY EXPLORATION, THERE IS SUBSTANTIAL RISK THAT NO COMMERCIALLY EXPLOITABLE MINERALS WILL BE FOUND AND OUR BUSINESS WILL FAIL.

Exploration for minerals is a speculative venture involving substantial risk.  We cannot provide investors with any assurance that our claims and properties contain commercially exploitable reserves.  The exploration work that we intend to conduct on our claims or properties may not result in the discovery of commercial quantities of uranium, gold or other minerals.  Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  In such a case, we would be unable to complete our business plan.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot, or may elect not, to insure.  We currently have no such insurance, but our management intends to periodically review the availability of commercially reasonable insurance coverage.  If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all our assets.

IF WE CONFIRM COMMERCIAL CONCENTRATIONS OF URANIUM, GOLD OR OTHER MINERALS ON OUR CLAIMS AND INTERESTS, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY BRING THOSE CLAIMS OR INTERESTS INTO COMMERCIAL PRODUCTION.

If our exploration programs are successful in confirming deposits of commercial tonnage and grade, we will require additional funds in order to place the claims and interests into commercial production.  This may occur for a number of reasons, including because of regulatory or permitting difficulties, because we are unable to obtain any adequate funds or because we cannot obtain such funds on terms that we consider economically feasible.

BECAUSE ACCESS TO MOST OF OUR PROPERTIES IS OFTEN RESTRICTED BY INCLEMENT WEATHER, OUR EXPLORATION PROGRAMS ARE LIKELY TO EXPERIENCE DELAYS.

Access to most of the properties underlying our claims and interests is restricted due to their remote locations and because of weather conditions.  Most of these properties are only accessible by air.  As a result, any attempts to visit, test, or explore the property are generally limited to those periods when weather permits such activities.  These limitations can result in significant delays in exploration efforts, as well as mining and production efforts in the event that commercial amounts of minerals are found.  This could cause our business to fail.

AS WE UNDERTAKE EXPLORATION OF OUR CLAIMS AND INTERESTS, WE WILL BE SUBJECT TO COMPLIANCE OF GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED TIME AND COST OF OUR EXPLORATION PROGRAM.

There are several governmental regulations that materially restrict the exploration of minerals.  We will be subject to the mining laws and regulations in force in the jurisdictions where our claims are located, and these laws and regulations may change over time.  In order to comply with these regulations, we may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to land.  While our planned budget for exploration programs includes a contingency for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program, or that the budgeted amounts are inadequate.

DUE TO EXTERNAL MARKET FACTORS IN THE MINING BUSINESS, WE MAY NOT BE ABLE TO MARKET ANY MINERALS THAT MAY BE FOUND.

The mining industry, in general, is intensely competitive.  Even if commercial quantities of minerals are discovered, we can provide no assurance to investors that a ready market will exist for the sale of these minerals.  Numerous factors beyond our control may affect the marketability of any substances discovered.  These factors include market fluctuations, the proximity and capacity of markets and processing equipment, and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, mineral importing and exporting and environmental protection.  The exact effect of these factors cannot be accurately predicted, but any combination of these factors may result in our not receiving an adequate return on invested capital.

OUR PERFORMANCE MAY BE SUBJECT TO FLUCTUATIONS IN MARKET PRICES OF URANIUM, GOLD AND OTHER MINERALS.

The profitability of a mineral exploration project could be significantly affected by changes in the market price of the relevant minerals.  Recently, the market price of uranium has increased due in large measure to projections as to the number of new nuclear energy plants that will be constructed in China, the United States and other jurisdictions.  With respect to the market prices of gold, mine production and the willingness of third parties such as central banks to sell or lease gold affects the supply of gold.  Demand for gold can also be influenced by economic conditions, attractiveness as an investment vehicle and the relative strength of the U.S. dollar and local investment currencies.  A number of other factors affect the market prices for other minerals.  The aggregate effect of the factors affecting the prices of various minerals is impossible to predict with accuracy.  Fluctuations in mineral prices may adversely affect the value of any mineral discoveries made on the properties with which we are involved, which may in turn affect the market price and liquidity of our common stock and our ability to pursue and implement our business plan.

BECAUSE WE HOLD A SIGNIFICANT PORTION OF OUR CASH RESERVES IN CANADIAN DOLLARS, WE MAY EXPERIENCE LOSSES DUE TO FOREIGN EXCHANGE TRANSLATIONS.

We hold a significant portion of our cash reserves in Canadian dollars.  Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in both translation gains or losses in U.S. dollar terms.  If there was to be a significant decline in the Canadian dollar versus the U.S. dollar, our U.S. dollar cash position would also significantly decline.  We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations.  Such foreign exchange declines could cause us to experience losses.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s executive offices are currently located at 520–141 Adelaide Street West, Toronto, Ontario M5H 3L5.  These offices are leased, and the Company’s monthly rental payments are currently approximately Cdn $3,000.

Sagar Property

200 claims located in the Romanet Horst of Labrador in Northern Québec, Canada as described in the Section "Description of Business"

Ferderber

19 claims located in the Romanest Horst of Labrador in Northern Québec, Canada, 13 of which are contiguous to the Sagar Property as described in the Section "Description of Business"

Madagascar Property (acquired August 22, 2007)

A 75% undivided interest in approximately 225 square kilometers of mineral permits located in the District of Toliara, Madagascar.

Merico Ethyl Property

29 mining claims, 87 units and 3,480 acres in James, Truax and Tudhope Townships, as shown on claim sheets G-0225, G-0251 and G-3724 in the Larder Lake Mining Division, in the Province of Ontario. The "Yarrow" property is comprised of 3 mining claims, 27 units and 1,080 acres as shown on claim sheet G-0260 in the Larder Lake Mining Division, in the Province of Ontario.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings that are currently pending or, to the Company’s knowledge, contemplated against the Company to which it is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 2008.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter Ended	High	Low

June 30, 2006	$1.75	$0.91
September 30, 2006	$1.25	$0.60
December 31, 2006	$1.35	$0.60
March 31, 2007	$1.65	$1.01
June 30, 2007	$1.42	$0.42
September 30, 2007	$0.65	$0.29
December 31, 2007	$0.44	$0.18
March 31, 2008	$0.23	$0.12
June 30, 2008	$0.17	$0.10

At September 22, 2008, the Company's Common Stock was quoted on the OTC Bulletin Board at a closing price of $0.075 per share.

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Since inception, the Company has not paid any dividends on Common Stock, and do not anticipate that any dividends will be paid in the foreseeable future. As at June 30, 2008, the Company had approximately 1,208 shareholders of record based on information provided by the transfer agent, Empire Stock Transfer Inc.

Equity Compensation Plan Information

The following table sets forth certain information as of June 30, 2008 for (i) all compensation plans previously approved by the Company's security holders and (ii) all compensation plans not previously approved by the Company's security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	755,000 2,000,000 2,970,000 4,020,000	$0.80 $0.85 $0.55 $0.59	255,000

All options reported above were issued under the Company's amended 2006 Stock Option Plan.

Recent Issuances of Unregistered Securities

All issuances of unregistered securities by the Company during the period from July 1, 2007 to June 30, 2008 were previously reported on the reports on Form 10-QSB and Form 8-K filed by the Company during that period. No issuances of unregistered securities by the Company occurred in the quarter ended June 30, 2008.

The proceeds from previous offerings of securities have been applied to fund the Company's exploration programs, as well as for other general corporate purposes.

The Company's registration statement on Form SB-2, as amended, which was effective on June 13, 2007 applies to the resale of Company securities by shareholders.  As such, the Company does not receive the proceeds from sales of securities pursuant to that registration statement.

ITEM 6.  SELECTED FINANCIAL DATA.

Omitted.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in its Annual Report  on Form 10-K  for the years  ended June 30, 2008  and  on Form 10-KSB for the year ended June 30, 2007.

The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.  We urge you to read this report in conjunction with the risk factors described herein.

Plan of Operation

The Company’s plan of operations for the period until December 31, 2009 is to complete the following objectives within the time periods specified, subject to our obtaining the necessary funding and/or permits for continued exploration of the mineral properties. The following table summarizes the anticipated exploration expenditures on our current properties for the period until December 31, 2009.

ESTIMATED EXPLORATION BUDGET
	2008	2009	Totals
Sagar Project (includes Ferderber Claims)		1,000,000	1,000,000
Madagascar	2,600,000		2,600,000
Other		200,000	200,000
Totals	2,600,000	1,200,000	3,800,000

Madagascar Properties

Diamond drilling will commence on the Three Horses Property in the latter part of 2008. This has been preceded by ground geophysical surveys, geochemical sampling, geological mapping and prospecting. The initial drill program is anticipated to be between 5,000 to 7,000 meters consisting of 30 – 40 holes. The program will be mainly geared to following up on the helicopter-borne EM survey which results indicate has defined a large number of anomalies, some of which are directly related to known surface gossans. These are believed to overlie massive sulphide mineralization.

During the 2008 field work a number of gold showings and anomalies were discovered on the Three Horses Property. Although massive sulphide mineralization is the primary focus of the drill program, several attractive gold targets will also be drill tested. A total of 30-40 drill holes are initially envisioned for the Three Horses Property.

Five “squares”, known as the Ianapera Property, covering an area of 31.25 square kilometers, located kilometers to the north of the Three Horses Property, are part of the Madagascar Minerals agreement. It has been discovered that this property is underlain by coal seams that are up to 5.0 meters thick and geological mapping indicates that there are multiple coal seams on the property. The Company plans to drill test the coal potential of this property.

It has also been discerned that at least one of the streams in the area contains significant amounts of gold that is currently being panned by locals. Stream sediment sampling was carried out earlier in 2008 to determine if a source for the gold in the drainage sediments can be found. Exploration work is ongoing.

The budget for the exploration work on the Madagascar properties is set at approximately $2,600,000 in 2008.

Sagar Property

Taiga Consultants Limited executed exploration programs on Uranium Star’s behalf in 2007.  Both programs utilized a refurbished exploration camp on the east shore of Lake Mistamisk, and were helicopter supported by Expedition Helicopters Inc.  The objective of both programs was to identify the source of the Mistamisk Boulder Field mineralization.  During the course of exploration activities, 46 diamond drill holes (DDH) over 5,610 metres, and 164 reverse circulation (RC) holes over 2,625 metres were drilled.  The RC holes were pattern drilled to try and establish a glacial transportation vector for the boulder field mineralization, while the DDH’s were drilled to test geophysical anomalies on the Sagar Property.  In addition to drilling, other exploration activities included prospecting of airborne geophysical targets, grid emplacement, ground magnetometer surveying, characterization of the lithogeochemical signature of Mistamisk boulders, and soil sampling.

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

By utilizing the geochemical signature of the Mistamisk Boulder Field 17 prioritized soils anomalies and 6 RC anomalies have been defined. Taken in conjunction with interpreted clay alteration data and hypothesized glacial dispersion trains, three potential source areas for the Mistamisk Boulder Field mineralization have been identified.

All anomalous areas have coincident kaolinite to kaolinite-illite signatures, are bisected by one or more interpreted major of subsidiary faults, have anomalous soil and/or rock assays, have anomalous RC and DDH assays, and are favorably located to be source candidates for the Mistamisk Boulder Field based on Quaternary analysis.

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

Merico-Ethyl / Yarrow Properties, Ontario

A 3,000 metre diamond drill program began in November 2007 to test several induced polarization ("IP") chargeability anomalies, including a large northeast trending anomaly with a strike exceeding 1,000 metres and width of up to 800 metres. The source of this IP anomaly is interpreted as a sulphide-related feature at or near the Proterozoic - Archean unconformity. Concurrent with the drill program, a field program consisting of additional line-cutting over the entire Merico property was carried out, followed by an induced polarization/resistivity ("IP") survey, magnetometer survey, a detailed gravity survey and soil sampling. The IP/resistivity survey further delineated those anomalies remaining open to expansion and definition and was also extended to cover the area of the Sauve uranium-copper-gold occurrence located in the north-eastern portion of the property from which grab samples have yielded assays of up to 1.56% U3O8 and 14.64% Cu. Temex is managing the exploration program which extended into 2008.

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

For the year ended June 30, 2008, the Company did not raise any new financing.

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

Results of Operations

The Company had no operating revenues since inception on March 1, 2004 through to the period ended June 30, 2008.  The Company’s activities have been financed from the proceeds of share subscriptions.  From inception, on March 1, 2004, to June 30, 2008, the Company raised gross proceeds of $18,155,000 from private offerings of the Company’s securities.

For the period from inception, March 1, 2004, to June 30, 2008, the Company incurred a loss before income taxes of $32,722,353.  Expenses included $16,386,932 in mineral property and exploration costs.  These costs charged to operations were for the acquisition of the Sagar and Merico-Ethyl Properties in Canada, Madagascar properties, and other abandoned properties including ancillary costs related to the mineral properties.  The Company also incurred $1,208,647 in professional fees during the period. The Company had general and administrative expenses of $1,989,697; stock based compensation of $14,487,459, a foreign exchange translation gain of $627,031 and other income (including interest) of $766,597.

Liquidity and Capital Resources

As at June 30, 2008, the Company had cash on hand of $4,395,758.

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

Issuances of Securities

We have funded our business to date from sales of our common stock.  During the year ended June 30, 2008 there was no issuance of shares resulting from private placements.

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

Foreign exchange matters

We hold a significant portion of our cash reserves in Canadian dollars. Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in either translation gains or losses in US dollar terms. If there was to be a significant decline in the Canadian dollar versus the US Dollar our US dollar cash position would also significantly decline. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations. Such foreign exchange declines could cause us to experience losses.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted.

ITEM 8.  FINANCIAL STATEMENTS

The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included as part of this Form 10-K immediately following the signature page, beginning at page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2008.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Our principal executive officer and our principal financial officer, report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position of each executive officer and director who have served during the fiscal year ended June 30, 2008 and the term of office of each director of the Company.

Name	Age	Position

Elgin Wolfe	74	Director since December 22, 2006
J.A. Kirk McKinnon	65	President, Chief Executive Officer and Director since April 26, 2006
Richard E. Schler	55	Vice-President, Chief Financial Officer and Director since April 26, 2006
William Nielsen	58	Director since April 26, 2006
Hadyn Butler	64	Director since December 22, 2006

Directors of the Company hold their offices until the next annual meeting of the Company’s shareholders until their successors have been duly elected and qualified or until their earlier resignation, removal of office or death.  The Board of Directors met four times in fiscal 2008.  The officers of the Company are elected by the Board of Directors to serve until their successors are elected and qualified.

J.A. Kirk McKinnon

J.A. Kirk McKinnon brings over 25 years of Senior Management experience to the company.  Mr. McKinnon is currently President and CEO of MacDonald Mines Exploration Ltd. since August 2003 VenCan Gold Corporation since April 2004 and Honey Badger Exploration Inc since February 2008, all of which are resource exploration companies headquartered in Toronto, Canada.  Prior to that, Mr. McKinnon held Senior Management positions in several high profile Canadian corporations, including Nestle Canada.

Richard E. Schler, MBA

Richard E. Schler is currently serving as Vice President and CFO of MacDonald Mines Exploration Ltd. since October 2003, VenCan Gold Corporation since April 2004 and Honey Badger Exploration Inc. since February 2008, all of which are resource exploration companies headquartered in Toronto, Canada.  Before joining these companies, Mr. Schler held various Senior Management positions for noted corporations and has over 25 years of experience in the manufacturing sector.

William Nielsen P.Geo

William Nielsen, P.Geo. has over 30 years of field experience, as well as experience in project management and as a consultant in mineral/resource exploration.  Mr. Nielsen currently holds the position of Vice President of Exploration for Nevsun Resources Ltd., a Vancouver, Canada based resource company, since February 2003. Mr Nielsen is also a director of VenCan Gold Corporation since April 2003.

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

Elgin M. Wolfe

Elgin M. Wolfe joined our Board of Directors on December 22, 2006.  Mr. Wolfe has served as President of King River Development Limited since October 2004 and of Tri-Main Development LLC since February 2001.  Both of these companies are real estate development businesses.  Besides spending his working life in the construction and real estate development business, Mr. Wolfe has been a director of VenCan Gold Corporation since March 1989, and MacDonald Mines Exploration Ltd. since October 2007, both of which are TSX Venture Exchange listed companies.

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

Audit Committee and Audit Committee Financial Expert

The Company has an audit committee and is comprised of Elgin Wolfe, Richard Schler and Haydn Butler, all of whom are financially literate.  Messers Wolfe and Butler are independent directors as they do not have any involvement in the day to day operations of the Company. In the opinion of the members of the audit committee, Mr. Schler qualifies as an audit committee financial expert, although he is not independent.  The audit committee is a key component of the Company’s commitment to maintaining a higher standard of corporate responsibility.

The audit committee assists our board of directors in its oversight of the company’s accounting and financial reporting processes and the audits of the company’s financial statements, including (i) the quality and integrity of the company’s financial statements, (ii) the company’s compliance with legal and regulatory requirements, (iii) the independent auditors’ qualifications and independence and (iv) the performance of the company’s internal audit functions and independent auditors, as well as other matters which may come before it as directed by the board of directors. Further, the audit committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall:

•

be responsible for the appointment, compensation, retention, termination and oversight of the work of any independent auditor engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company;

•

discuss the annual audited financial statements and the quarterly unaudited financial statements with management and the independent auditor prior to their filing with the SEC in the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

•

review with the company’s financial management on a periodic basis (a) issues regarding accounting principles and financial statement presentations, including any significant changes in the company’s selection or application of accounting principles, and (b) the effect of any regulatory and accounting initiatives, as well as off-balance sheet structures, on the financial statements of the company;

•

monitor the Company’s policies for compliance with federal, state, local and foreign laws and regulations and the Company’s policies on corporate conduct;

•

maintain open, continuing and direct communication between the board of directors, the committee and both the company’s independent auditors and its internal auditors; and

•

monitor our compliance with legal and regulatory requirements, with the authority to initiate any special investigations of conflicts of interest, and compliance with federal, state and local laws and regulations, including the Foreign Corrupt Practices Act.

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

Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended June 30, 2008, beneficial owners and executives complied with Section 16(a) filing requirements applicable to them.

Code of Ethics

The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions.  The Financial Code of Business Conduct was filed as Exhibit 14.1 to our Annual Report on Form 10-QSB for March 31, 2004 as filed on May 19, 2004, and is re-filed herewith.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following tables set forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our chief executive officer and each of our other executive officers who received compensation in excess of $100,000 during such period (as determined at June 30, 2008, the end of our last completed fiscal year):

	Annual Compensation			Long Term Compensation
				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation ($)
J.A. Kirk McKinnon, President, CEO and	2006	5,000	--	960,000 (1)	--	--	--	530,000 (2)
	2007	92,475	--	189,000 (3)	--	--	--	1,298,471 (4)
Director	2008	120,000	--	145,000 (6)	--	--	--	421,590 (7)

Richard E. Schler, Vice-President, CFO	2006	5,000	--	825,000 (1)	--	--	--	477,000 (2)
	2007	76,990	--	175,500 (3)	--	--	--	1,191,620 (4)
and Director								407,000 (5)
	2008	108,000	--	140,000 (6)	--	--	--	378,350 (7)

William Nielsen, Director (8)	2006	--	--	180,000 (1)	--	--	--	132,500 (2)
	2007	76,170	--	162,000 (3)	--	--	--	1,082,069 (4)
	2008	66,000	--	120,000 (6)	--	--	--	356,730 (7)

 [1] Represented by shares valued at $0.60 per share (after applying a 50% discount to quoted market price) issued and to companies controlled by these individuals.

[2] Represented by warrants valued at $0.53 per warrant, using the Black-Scholes option pricing model.

[3] Represented by shares valued at $0.54 per share (after applying a 50% discount to quoted market price) issued and to companies controlled by these individuals.

[4] Represented by stock options valued between $0.66 and $1.09 per option, using the Black-Scholes option pricing model.

[5] Issuance of shares from the exercise of cashless stock options at an exercise price of $1.50.

[6] Represented by shares valued at $0.20 per share (after applying a 50% discount to quoted market price) issued to these individuals and/or to companies controlled by them.

[7] Represented by stock options valued at $0.4324 per option, using the Black-Scholes option pricing model.

[8] Mr. Nielsen is compensated for the services he provides to the Company as a geologist and otherwise with respect to the Company's exploration programs.

Options and Stock Appreciation Rights Grants

Stock options granted to the Chief Executive Officer and Directors during the fiscal year ended June 30, 2008 are as follows:

Outstanding Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested ($)
J.A. Kirk McKinnon, President & CEO	280,000 425,000 720,000 975,000	--	--	0.80 0.85 0.55 0.59	July 28, 2011 Nov. 26, 2011 March 4, 2012 July 11, 2012	--	--	--	--
Richard E. Schler Chief Financial Officer	690,000 875,000	--	--	0.55 0.59	March 4, 2012 July 11, 2012	--	--	--	--
William Nielsen, Director	150,000 375,000 650,000 825,000	--	--	0.80 0.85 0.55 0.59	July 28, 2011 Nov. 26, 2011 March 4, 2012 July 11, 2012	--	--	--	--

Aggregated Option Exercises and Fiscal Year-End Option Values

On March 9, 2006, the Company filed a Form S-8 Registration Statement in connection with its newly adopted 2006 Stock Option Plan ("the "2006 Plan") allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares.  On December 18, 2006, February 16, 2007 and July 11 2007, the 2006 Plan was amended to increase the stock option pool by a total of 8,000,000 additional common shares.  During the year ended June 30, 2008, the Company granted stock options to acquire 4,020,000 common shares at an average exercise price of $0.59 per share.

The following table summarizes the continuity of the Company’s stock options:

	Number of Shares	Weighted average exercise price $
Outstanding, June 30, 2006	980,250	0.45
Granted	5,725,000	0.66
Exercised	(980,250)	0.45
Exercised	(790,000)	0.83

Outstanding, June 30, 2007	4,935,000	0.63
Granted	4,020,000	0.59
	8,955,000	0.63

3,425,000 stock options were granted to directors and officers during the fiscal year ended June 30, 2008.

Long-Term Incentive Plan Awards Table

We do not have any Long-Term Incentive Plans.

Pension Benefits Table

None.

Nonqualified Deferred Compensation Table

None.

All Other Compensation Table

None

Perquisites Table

None

Potential Payments Upon Termination Or Change In Control Table

None

Compensation of Directors

Directors who are also officers of the Company are remunerated for services rendered as officers.  During the fiscal year ended June 30, 2008, Kirk McKinnon received $120,000, Richard Schler $108,000 and William Nielsen $ 66,000.  In addition to the cash remuneration, each of these individuals received stock based compensation in the form of restricted common shares and stock options of the Company, as previously noted in this item.  Also as previously reported in this item, a total of 2,425,000 shares and 3,425,000 stock options were issued to directors as compensation for their service as directors and officers of the Company or in respect of other services provided to the Company.

Directors who are not also officers of the Company or do not otherwise provide services to the Company are not compensated for their service as directors, except for stock based compensation in the form of common shares and stock options.  Messrs. Elgin Wolfe and Hadyn Butler, each received 100,000 common shares and 250,000 stock options during the fiscal year ended June 30, 2008.  The Company also reimburses them for expenses incurred in connection with their service on the Company's board of directors.

The following table summarizes the value of the compensation paid by the Company to directors who do not provide services to the Company in other capacities.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Elgin Wolfe, Director	--	20,000	108,100	--	--	--	128,100
Hadyn Butler, Director	--	20,000	108,100	--	--	--	128,100

No additional amounts are payable to the Company's directors for committee participation or special assignments.  The compensation paid to directors who provide services to the Company in other capacities has been previously reported in this item under "Summary Compensation".

Employment Agreements

Currently, the Company does not have an employment agreement or consulting agreement with Kirk McKinnon, Richard Schler and William Nielsen, but has agreed to pay them a monthly stipend.  Kirk McKinnon receives $10,000 monthly, Richard Schler receives $9,000 monthly and William Nielson receives $8,000 monthly until February 2008. Effective March 2008, William Nielsen’s services were paid on a per-diem basis. In consultation with legal counsel, the Company intends to execute consulting arrangements with all key personnel.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the common stock as of June 30, 2008, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

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

NAME	SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENTAGE OF OUTSTANDING COMMON STOCK BENEFICIALLY OWNED(1)
J A Kirk McKinnon President, CEO & Director 901 – 141 Adelaide Street West Toronto, Ontario Canada M5H 3L5(2)	-6,075,000-	8.48%
Richard E. Schler Vice President, CFO & Director 901 – 141 Adelaide Street West Toronto, Ontario Canada M5H 3L5(3)	-4,865,000-	6.79%
William Nielsen, Director 901 – 141 Adelaide Street West Toronto, Ontario Canada M5H 3L5(4)	-3,450,000-	4.82%
Elgin Wolfe, Director 111 St Lawrence Drive Mississauga, Ontario Canada L5G-4V2(5)	-800,000-	1.11%
Hadyn Butler, Director 647 Silver Lake Road Sudbury, Ontario Canada P3G 1J9(6)	-625,000-	0.87%
All Directors and Executive Officers and 5% shareholders as a Group (6 persons) (7)	-15,815,000-	22.08%
Pension Financial Services 360 St-Jacques Quest, Suite 110 Montreal, Québec Canada H2Y 1P5	-5,400,000-	7.54%

[1] Based on total issued and outstanding shares of 71,636,357 as of June 30, 2008.

[2] Includes warrants exercisable for 1,000,000 common shares.  These warrants are exercisable until April 26, 2010 at a price of $0.50 per share.  Also includes 2,400,000 stock options exercisable between $0.55 - $0.85 with expiry dates between July 28, 2011 and July 12, 2012.

[3] Includes warrants exercisable for 900,000 common shares.  These warrants are exercisable until April 26, 2010 at a price of $0.50 per share.  Also includes 1,565,000 stock options exercisable between $0.55 - $0.85at $1.24 with expiry dates between March 4, 2012 to July 12, 2012

[4] Includes warrants exercisable for 250,000 common shares.  These warrants are exercisable until April 26, 2010 at a price of $0.50 per share.  Also includes 2,000,000 stock options exercisable between $0.55 - $0.85 with expiry dates between July 28, 2011 and July 12, 2012.

[5] Includes 525,000 stock options exercisable between $0.55 - $0.85 with expiry dates between November 21, 2011 and July 12, 2012.

[6] Includes 525,000 stock options exercisable between $0.55 - $0.85 with expiry dates between November 21, 2011 and July 12, 2012.

[7] Includes warrants exercisable for an aggregate of 2,150,000 common shares and stock options aggregating 7,015,000 common shares respectively.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as noted under item 11, none of the following parties, since July 1, 2007, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

any of our directors or officers;

•

any person proposed as a nominee for election as a director;

•

any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•

any of our promoters;

•

any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended June 30, 2008

Audit Fees:  The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-K; and our quarterly reports on Form 10-QSB during the fiscal year ending June 30, 2008 was $79,050 CDN.

Audit Related Fees:  The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended June 30, 2008 were $6,000 CDN.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended June 30, 2008 was $Nil.

Year ended June 30, 2007

Audit Fees:  $ 63,675 CDN

Audit Related Fees:  None.

All Other Fees:  None.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended June 30, 2007 by MSCM LLP Chartered Accountants is compatible with maintaining MSCM LLP, Chartered Accountants.

AUDITOR'S TIME ON TASK

All of the work expended by MSCM LLP, Chartered Accountants on our June 30, 2008 audit was attributed to work performed by MSCM LLP, Chartered Accountant’s full-time, permanent employees.

ITEM 15.  EXHIBITS. FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	By-Laws(1)
4.1	2006 Stock Option Plan(2)
10.1	Property Agreement(1)
10.2	Trust Agreement 1(1)
10.3	Trust Agreement 2(1)
10.4	Trust Agreement 3(1)
10.5	Trust Agreement 4(1)
10.6	Letter of Intent effective March 10, 2006 with Apofas Ltd.(3)
10.7	Letter agreement effective May 12, 2006 with Virginia Mines Inc. (4)
10.8	Joint Venture Agreement dated August 22, 2007 between Uranium Star Corp. and Madagascar Minerals and Resources sarl (5)
14.1	Code of Ethics
23.1	Consent of Independent Auditors
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Summary Report on the Peter's Creek Placer Gold Property(6)
99.2	Progress Report on the Peter's Creek Gold Property(7)
99.3	Peter's Creek Gold Property Outline(7)

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

Dated:  September 26, 2008

By:

        /s/ J A Kirk McKinnon

Name:  J A Kirk McKinnon

Title:  President, Chief Executive Officer and Director

Dated:  September 26, 2008

By:

        /s/ Richard E. Schler

Name:  Richard E. Schler

Title:  Vice-President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date
/S/ J A Kirk McKinnon J A Kirk McKinnon	President, Chief Executive Officer, Director	September 26, 2008

/S/ Richard E. Schler Richard Schler	Vice-President, Chief Financial Officer, Director	September 26, 2008

/S/ William Nielsen	Director	September 26, 2008
William Nielsen

/S/ Elgin Wolfe	Director	September 26, 2008
Elgin Wolfe

/S/ Hadyn Butler	Director	September 26, 2008
Hadyn Butler

Uranium Star Corp.

(An Exploration Stage Company)

June 30, 2008

Index

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets

F-2

Statements of Operations

F-3

Statements of Cash Flows

F-4

Statement of Stockholders’ Equity

F-5 - 6

Notes to the Financial Statements

F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Uranium Star Corp.

We have audited the accompanying consolidated balance sheets of Uranium Star Corp. (the “Company”) as at June 30, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss and stockholder’s equity and cash flows for the years then ended and accumulated for the period from March 1, 2004 (Date of Inception) to June 30, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Uranium Star Corp. as at June 30, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and accumulated for the period from March 1, 2004 (Date of Inception) to June 30, 2008 in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenues or profitable operations since inception and will need equity or debt financing to begin realizing upon its business plan.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Signed:

“MSCM LLP”

Toronto, Ontario

September 22, 2008

Uranium Star Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30	June 30
	2008	2007
	$	$
ASSETS
Current Assets
Cash and term deposit	4,395,758	12,308,793
Marketable securities	51,048	-
Taxes recoverable	1,415,360	910,579
Total Current Assets	5,862,166	13,219,372
Property & Equipment (Note 3)	60,633	77,925
	5,922,799	13,297,297

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	271,750	520,483

Total Current Liabilities	271,750	520,483

Deferred tax liabilities (Note 8)	513,872	1,479,933

Total Liabilities	785,622	2,000,416

Going Concern (Notes 1)

Stockholders’ Equity

Common Stock, 175,000,000 shares authorized (June 30,2007
- 125,000,000), $0.001 par value, 71,636,357 issued and outstanding
(June 30, 2007 – 66,849,969)	71,635	66,849

Additional Paid-in Capital	38,303,969	35,243,212
Accumulated Comprehensive Loss	(22,952)	-
Donated Capital	20,750	20,750
Deficit Accumulated Deficit During the Exploration Stage	(33,236,225)	(24,033,930)
Total Stockholders' Equity	5,137,177	11,296,881
Total Liabilities and Stockholders' Equity	5,922,799	13,297,297

The accompanying notes are an integral part of these consolidated financial statements

Uranium Star Corp

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

	Accumulated from
	March 1, 2004	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	To June 30,	June 30,	June 30,
	2008	2008	2007
	$	$	$

Revenue	–	–	–
	–	–	–

Expenses

Amortization	24,496	17,293	6,758
Donated services and expenses	18,750	-	-
Foreign currency transaction gain	(627,031)	(154,156)	(467,335)
General and administrative	1,989,697	914,192	924,543
Impairment loss on mineral properties	7,488,508	1,250,560	2,526,831
Mineral exploration	8,898,424	5,517,497	3,292,068
Professional fees	1,208,647	443,059	644,999
Stock based compensation (Note 7)	14,487,459	2,629,983	6,298,850

Loss from operations	33,488,950	10,618,428	13,226,714
Other Income
Interest Income	(583,857)	(276,632)	(307,225)
Other Income	(182,740)	(173,440)	(9,300)

Total loss before income tax expense (recovery)	32,722,353	10,168,356	12,910,189

Income tax expense (recovery) (Note 8)	513,872	(966,061)	1,479,933

Net loss	(33,236,225)	(9,202,295)	(14,390,122)
Unrealized loss from investments in
marketable securities	(22,952)	(22,952)	-

Comprehensive loss	(33,259,177)	(9,225,247)	(14,390,122)

Net Loss Per Share – Basic and Diluted (Note 9)	-	(0.13)	(0.30)

Weighted Average Shares Outstanding	-	69,418,905	48,477,139

The accompanying notes are an integral part of these consolidated financial statements

Uranium Star Corp

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Accumulated From	For the	For the
	March 1, 2004	Year	Year
	(Date of Inception)	Ended	Ended
	To June 30,	June 30,	June 30,
	2008	2008	2007
	$	$	$

Operating Activities

Net loss	(33,236,225)	(9,202,295)	(14,390,122)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	24,496	17,293	6,758
Donated services and expenses	20,750	-	-
Non-cash proceeds received	(74,000)	(74,000)	-
Deferred tax expense (recovery)	513,872	(966,061)	1,479,933
Impairment loss on mineral properties	7,488,508	1,250,560	2,526,831
Stock-based compensation	14,487,459	2,629,983	6,298,850

Change in operating assets and liabilities
Prepaid expenses	-	-	7,060
Accounts payable and accrued liabilities	271,748	(248,734)	442,844
Taxes recoverable	(1,415,360)	(504,781)	(910,579)

Net Cash Used In Operating Activities	(11,918,752)	(7,098,035)	(4,538,425)

Investing Activities

Due to related parties	-	-	(14,109)
Mineral property acquisition costs	(899,844)	(815,000)	(30,844)
Purchase of property and equipment	(85,128)	-	(83,128)

Net Cash Used In Investing Activities	(984,972)	(815,000)	(128,081)

Financing Activities

Proceeds from share subscriptions received	255,000	-	-
Proceeds from issuance of common stock, net	17,044,482	-	16,419,482

Net Cash Provided By Financing Activities	17,299,482	-	16,419,482

Increase (Decrease) in Cash	4,395,758	(7,913,035)	11,752,976

Cash - Beginning of Year	–	12,308,793	555,817

Cash - End of Year	4,395,758	4,395,758	12,308,793

Non-cash Investing and Financing Activities
Issuance of common stock for mineral property	3,838,850	375,000	1,731,850
Issuance of common stock for services	4,523,125	595,000	598,125

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Period from March 1, 2004 (Date of Inception) to June 30, 2008

(Expressed in US dollars)

							Deficit
				Accumulated			Accumulated
			Additional	Comprehen-	Common		During the
			Paid-in	sive	Stock	Donated	Exploration
	Shares	Amount	Capital	Income	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$	$

Balance – March 1, 2004 (Date of Inception)	–	–	–	–	-	–	–	–
Issuance of common shares for cash
- at $.01/share	7,500,000	7,500	17,500	–	-	–	–	25,000
- at $.05/share	2,085,000	2,085	32,665	–	-	–	–	34,750
Issuance of common stock for mineral property	7,500,000	7,500	(5,800)	–	-	–	–	1,700
Donated services and expenses	–	–	–	–	-	5,000	–	5,000
Net loss for the period	–	–	–	–	-	–	(9,991)	(9,991)

Balance – June 30, 2004	17,085,000	17,085	44,365	–	-	5,000	(9,991)	56,459
Donated services and expenses	–	–	–	–	-	9,000	–	9,000
Net loss for the year	–	–	–	–	-	–	(38,500)	(38,500)

Balance – June 30, 2005	17,085,000	17,085	44,365	–	-	14,000	(48,491)	26,959
Issuance of common shares for cash
- at $.20/share	2,265,000	2,265	448,235	–	-	–	–	450,500
Issuance of common shares at $.45/share pursuant to exercise of stock options	255,000	255	114,495	–	-	–	–	114,750
Issuance of common shares for mineral properties
- at $.101/share	300,000	300	30,000	–	-	–	–	30,300
- at $0.85/share (Note 6(a))	2,000,000	2,000	1,698,000	–	-	–	–	1,700,000
Issuance of common shares for services
- at $0.60/share (Note 6(c))	5,550,000	5,550	3,324,450	–	-	–	–	3,330,000
Common stock subscribed	-	-	-	-	255,000	-	-	255,000
Fair value of warrants issued	–	–	1,925,117	–	-	–	–	1,925,117
Stock-based compensation	–	–	2,228,626	–	-	–	–	2,228,626
Donated services and expenses	–	–	–	–		6,750	–	6,750
Net loss for the year	–	–	–	–		–	(9,595,317)	(9,595,317)

Balance – June 30, 2006	27,455,000	27,455	9,813,288	-	255,000	20,750	(9,643,808)	472,685

The accompanying notes are an integral part of these consolidated financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Period from March 1, 2004 (Date of Inception) to June 30, 2008

(Expressed in US dollars)

							Deficit
				Accumulated			Accumulated
			Additional	Comprehen	Common		During the
			Paid-in	sive	Stock	Donated	Exploration
	Shares	Amount	Capital	Income	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$	$
Balance – June 30, 2006	27,455,000	27,455	9,813,288	-	255,000	20,750	(9,643,808)	472,685
Issuance of common shares for mineral properties
- at $.82/share	500,000	500	409,500	–		–	–	410,000
Cancellation of common stock subscribed					(25,000)			(25,000)
Stock based compensation	-	-	5,193,315	-		-	-	5,193,315
Issuance of common shares for mineral properties - at $0.69/share	150,000	150	103,350	-		-	-	103,500
- at $1.22/share	1,000,000	1,000	1,219,000	-		-	-	1,220,000
Fair value of warrants issued	-	-	2,941,961	-		-	-	2,941,961
Issuance of common shares for services – at $0.41/share	1,450,000	1,450	596,675	-		-	-	598,125
Issuance of common shares pursuant to exercise of cashless options	343,119	343	507,157	-		-	-	507,500
Private placement common share subscribed	460,000	460	229,540	-	(230,000)	-	-	-
Issuance of common shares for cash at $0.50 /share	34,600,000	34,600	17,265,400	-	-	-	-	17,300,000
Commission	891,850	891	807,824					808,715
Cost of issue	-	-	(3,843,798)	-	-	-	-	(3,843,798)
Net loss for the year	-	-	-	-	-	-	(14,390,122)	(14,390,122)
Balance – June 30, 2007	66,849,969	66,849	35,243,212	-	-	20,750	(24,033,930)	11,296,881
Issuance of shares pursuant to exercise of cashless warrants	561,388	561	207,162	-	-	-	-	207,713
Issuance of common shares for mineral properties - at $0.30/share	1,250,000	1,250	373,750	-	-	-	-	375,000
Fair value of warrants issued	-	-	60,560	-	-	-	-	60,560
Issuance of common shares for services – at $0.20/share	2,975,000	2,975	592,025	-	-	-	-	595,000
Stock-based compensation	-	-	1,827,270	-	-	-	-	1,827,270
Accumulated comprehensive Loss				(22,952)	-	-	-	(22,952)
Net loss for the year	-	-	-	-	-	-	(9,202,295)	(9,202,295)
Balance – June 30, 2008	71,636,357	71,635	38,303,969	(22,952)	-	20,750	(33,236,225)	5,137,177

The accompanying notes are an integral part of these consolidated financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the consolidated financial statements

June 30, 2008

1.

Exploration Stage Company

The Company was incorporated in the State of Nevada on March 1, 2004. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises". In fiscal 2008 the Company incorporated Uranium Star (Mauritius) Ltd., a subsidiary in the country of Mauritius and Uranium Star Madagascar Sarl, a subsidiary in the country of Madagascar. The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2008, the Company has accumulated losses of $33,236,225 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Principals of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Uranium Star Corp. and its wholly owned subsidiaries, Uranium Star (Mauritius) Ltd. and Uranium Star Madagascar Sarl.  All inter company accounts and transactions have been eliminated on consolidation.  These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company's fiscal year end is June 30.

b)

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive. Basic and diluted loss per share is computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all potentially dilutive shares since their effect is anti dilutive. Shares underlying these potentially dilutive securities totaled approximately 48,249,250 as of June 30, 2008.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the consolidated financial statements

June 30, 2008

2.

Summary of Significant Accounting Policies (continued)

d)

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income, its components and accumulated balances.  As at June 30, 2008, the Company's only component of other comprehensive income is an unrealized loss on marketable securities.

e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)

Marketable Securities

The Company classifies and accounts for debt and equity securities in accordance with Financial Accounting Standards Board FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities".  The Company has classified all of its marketable securities as available for sale, thus securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, is included as a separate component of stockholders’ equity, “Accumulated Other Comprehensive Loss.”

g)

Property and Equipment

Property and equipment are stated at cost, less accumulated amortization, and consist of computer hardware and exploration equipment. Amortization of computer hardware is computed using the straight line method over three years and exploration equipment is amortized over 5 years on a straight line basis.

h)

Mineral Property Costs

The Company has been in the exploration stage since its inception on March 1, 2004, and has not yet realized any revenues from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04 02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units of production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

June 30, 2008

2.

Summary of Significant Accounting Policies (continued)

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

l)

Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified retrospective transition method. The Company had not issued any stock options or share based payments prior to January 1, 2006. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R.

m)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception.  Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

In July 2006, FASB issued Interpretation No. 48," Accounting for Uncertainty in Income Taxes  an interpretation of FASB Statement No. 109" ) ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on July 1, 2007.  The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the adoption, and at the adoption date of July 1, 2007 there were no unrecognized tax benefits that would affect the effective tax rate if recognized. At June 30, 2008 the Company had no unrecognized tax benefits. Management does not believe unrecognized tax benefits will significantly change within twelve months of the reporting date.  Interest and penalties that are related to income tax matters are recognized in income tax expense. As of June 30, 2008 there is no accrued interest related to uncertain tax positions.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the consolidated financial statements

June 30, 2008

n)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits companies to measure financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) requires recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any non controlling interest in a business combination, goodwill acquired or a gain from a bargain purchase.  The Statement is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively.  Earlier adoption is not permitted.  The Company is currently evaluating the impact of the adoption of SFAS No. 141(R).

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” ("SFAS No. 161").  SFAS No. 161 amends and expands the disclosure requirements of FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities” ("SFAS No. 133") to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements.  The Statement is effective for consolidated financial statements issued for fiscal years and periods beginning after November 15, 2008.  Early application is encouraged.  The Company is currently evaluating the impact of the adoption of SFAS No. 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact of the adoption of SFAS No. 162.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, “Earnings per Share.” This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Furthermore, all prior period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. The Company is currently evaluating the potential impact of the adoption of FSP EITF 03-6-1. n).

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the consolidated financial statements

June 30, 2008

3.

Property and Equipment

	Cost $	Accumulated Amortization $	June 30, 2008 Net carrying value $	June 30, 2007 Net carrying value $

Computer hardware	2,001	1,780	221	888
Exploration equipment	83,127	22,715	60,412	77,037

	85,128	24,495	60,633	77,925

	Cost $	Accumulated Amortization $	June 30, 2007 Net carrying value $	June 30, 2006 Net carrying value $

Computer hardware	2,001	1,113	888	1,557
Exploration equipment	83,127	6,090	77,037	-

	85,128	7,203	77,925	1,557

4.

Related Party Balances/Transactions

a)

The Company incurs $3,000 per month to a company, related by common management, for office administration and rent expense, on a month to month basis. Total rent expense for the year ended June 30, 2008 was $36,000 (2007:  $14,000).

b)

During the year ended June 30, 2008 the Company incurred a total of $264,024 (2007: $245,885) in administrative, management and consulting fees to directors, officers and a relative of a director.

c)

During the year ended June 30, 2008, the Company issued 2,975,000 common shares (2007: 1,075,000 common shares)  to directors, officers and a relative of a director for services at a fair value of $595,000 (2007: $598,125). These shares were valued at an estimated market value of $0.20 per share (2007: $0.41 per share).

d)

During the year ended June 30, 2008, the Company granted 4,020,000 stock options (2007:  4,660,000) to directors, officers and a relative of a director.

5.

Mineral Properties

a)

The Company entered into an agreement dated May 14, 2004 with the former President of the Company to acquire a 100% interest in seven mineral claims located in the Cariboo Mining Division, British Columbia, Canada, in consideration for the issuance of 7,500,000 shares of common stock.  The claims are registered in the name of the former President, who has executed several trust agreements whereby the former President agreed to hold the claims in trust on behalf of the Company.  . The Company, after evaluation of its exploration commitments on hand, decided not to proceed with exploration activities and accordingly abandoned its claims.

b)

The Company entered into an agreement dated August 1, 2005 to acquire a 100% interest in two mineral claims located in the Cariboo Mining Division, British Columbia, Canada, in consideration for $4,000 (paid) and the issuance of 300,000 shares of common stock (issued) with a fair value of $30,300. The Company, after evaluation of its exploration commitments on hand, decided not to proceed with exploration activities and accordingly abandoned its claims.

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

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the consolidated financial statements

June 30, 2008

5.

Mineral Properties - continued

d)

The Company entered into a binding letter of intent dated May 2, 2006, for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  The vendor has the right and option to sell an additional 25% undivided interest in the property.  This agreement is subject to a royalty agreement dated May 27, 1992, as amended November 3, 1993.  The vendor had acquired a 100% interest in the property, subject to a 1% net smelter royalty (NSR) on certain claims, and a 0.5% NSR on other claims.  The vendor has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, the Company must issue 2,000,000 shares of common stock  and 2,000,000 warrants, exercisable at $1.00 per share on or before June 1, 2009; and incur aggregate exploration expenditures in the amount of $2,000,000 on the property on or before August 31, 2008 (the "Earn In" period).  The Company has issued the 2,000,000 shares of common stock and warrants relating to the agreement, and incurred aggregate exploration expenditures of $6,602,059 as at June 30, 2008.

During the Earn In period, the vendor will have the additional option to sell its remaining 25% for 1,000,000 common shares and 1,000,000 warrants of the Company.   On February 28, 2007, the vendor exercised the option to sell the remaining 25% interest in the property, as such the Company issued 1,000,000 shares of common stock valued at $1,219,000 and 1,000,000 warrants valued at $752,985.

On August 15, 2006, the Company acquired an additional nineteen mineral claims contiguous to the property in consideration for a payment of $5,385 (CAD$6,000) as an acquisition fee, 150,000 common shares valued at $103,500 and 75,000 warrants valued at $34,961.  These shares and warrants were issued on October 4, 2006.  During the year ended June 30, 2008, the Company recognized an impairment loss of $143,846, as it had not yet been determined whether there were proven or probable reserves on the property.   As at June 30, 2008, the cumulative impairment loss is $143,846.

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

f)

On August 22, 2007, the Company entered into a joint venture agreement with Madagascar Minerals and Resources Sarl ("Madagascar"), a company incorporated under the laws of Madagascar. The joint venture is established with the Company owning a 75% undivided interest and Madagascar the remaining 25% interest. The consideration paid to Madagascar to acquire the 75% stake in the joint venture consists of a signing fee of $15,000, a payment of $750,000, and the issuance of 1,250,000 common shares and 500,000 share purchase warrants of the Company all within 30 days of the properties vesting in the joint venture.  Each share purchase warrant is exercisable at $1.00 per share for a period of 2 years from the date of issuance. On December 10, 2007, the Company issued 1,250,000 common shares valued at $375,000 based on the prevailing quoted market price of $0.30 per share and 500,000 share purchase warrants valued at $60,560 using the Black Scholes pricing model.  Accordingly the Company recognized an impairment loss of $1,200,560, as it has not yet been determined whether there are proven or probable reserves on the property.

The properties vesting in the joint venture are comprised of mineral permits consisting of 36 "squares" with each square representing approximately 6.25 sq. kilometers. The properties are located in the District of Toliara and are referenced as TN 12,306, P(R); TN 12,814, P(R); TN 12,887 P(R); TN 12,888 P(R); TN 13,020 P(R); TN 13,021 P(R) as issued by the Bureau de Cadastre Minier de Madagascar ("BCMM") pursuant to the Mining Code 1999 (as amended) and its implementing decrees.

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

June 30, 2008

5.

Mineral Properties - continued

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

g)

On September 25, 2007, the Company entered into an earn in option with Temex Resources Corp, ("Temex") a public Company listed on the TSX Venture Exchange. The Company will earn an undivided 50% interest in the "Merico Ethel" and "Yarrow" Property (collectively the "properties").  The "Merico Ethel" Property is comprised of 29 mining claims, 87 units and 3,480 acres in James, Truax and Tudhope Townships, as shown on claim sheets G  0225, G  0251 and G  3724 in the Larder Lake Mining Division, in the Province of Ontario and the "Yarrow" property is comprised of 3 mining claims, 27 units and 1,080 acres as shown on claim sheet G  0260 in the Larder Lake Mining Division, in the Province of Ontario. The earn in option is exercisable on or before June 30, 2008 (the "earn in date"). To exercise the option and earn an undivided 50% interest in the properties, the Company is required to pay  $50,000 (paid) on the execution of the agreement and incur not less than  $950,000 in exploration and development expenditures on or before the earn in date. As at June 30, 2008, the Company has incurred aggregate exploration expenditures of $834,345. Temex shall manage the initial exploration under the supervision of a technical committee and upon satisfying the above, a joint venture will be created to manage the properties.

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

b)

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

c)

On September 25, 2006, the Company received $179,580 (CAD$200,000) in promissory note proceeds.  The funds were received from the note holder in order to participate in a future flow through financing.  In consideration for the funds, the Company issued 360,000 flow through units on January 4, 2007. Each flow through unit is comprised of one common share of the Company and one warrant.  One warrant will entitle the holder to acquire one common share of the Company at an exercise price of $0.75 per share for a period 24 months from date of issuance.  In connection with the financing, the Company paid a finder's fee equal to 7% of the gross proceeds raised equal to 25,200 share units. Each share unit consists of one common share and one warrant. The underlying warrant arising from the share unit is exercisable at $0.75 per unit for a period of two years from the date of issuance.

 Uranium Star Corp.

(An Exploration Stage Company)

Notes to the consolidated financial statements

June 30, 2008

6.

Common Stock - continued

d)

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

e)

On December 15, 2006, the Company issued 1,450,000 common shares to directors, officers and consultants at a fair value of $783,000 as compensation for services rendered. These shares were valued at an estimated fair market value of $0.54 per share after applying a 50% discount to the quoted market price due to the long term restrictive nature of the shares issued. Related parties to the Company received 1,075,000 shares.

f)

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

g)

On November 13, 2007, the Company issued 561,388 common shares with respect to the exercise of 2,010,000 "cashless" warrants as referred to in Note 6(f).

h)

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

i)

On December 21, 2007, the Company issued 2,975,000 common shares to directors, officers and consultants as compensation for services rendered at a fair value of $595,000.  The shares were valued at an estimated fair market value of $0.20 per share based on the prevailing quoted market price on the date of issue.

7.

Stock Options and Warrants

(i)

Stock Options

Effective March 8, 2006, the Company filed a Form S 8 Registration Statement in connection with its newly adopted 2006 Stock Option Plan ("the "2006 Plan") allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares.  On December 18, 2006 and February 16, 2007, the Stock Option Plan was amended to increase the stock option pool by an additional 8,000,000 common shares.  During the year ended June 30, 2008, the Company granted stock options to acquire 4,020,000 common shares at an exercise price of $0.59 per share.   The fair value for options granted was estimated at the date of grant using the Black Scholes option pricing model and the weighted average fair value of stock options granted during the period, was $0.4324 per share.  During the year ended June 30, 2008, the Company recorded stock based compensation on stock option issuance aggregating $2,629,983.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the consolidated financial statements

June 30, 2008

7.

Stock Options and Warrants - continued

The following table summarizes the continuity of the Company's stock options:

	Number of Shares	Weighted average exercise price $

Outstanding, June 30, 2006	980,250	0.45
Granted	5,725,000	0.66
Expired	(980,250)	0.45
Exercised	(790,000)	0.83
Outstanding, June30, 2007	4,935,000	0.63
Granted	4,020,000	0.59
Outstanding, June 30, 2008	8,955,000	0.63

Additional information regarding options outstanding as at June 30, 2008 is as follows:

	Outstanding			Exercisable
Exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price

$0.80	515,000	3.08	$0.80	515,000	$0.80
$0.85	1,450,000	3.41	$0.85	1,450,000	$0.85
$0.55	2,970,000	3.70	$0.55	2,970,000	$0.55
$0.59	4,020,000	4.03	$0.59	4,020,000	$0.59

	8,955,000	3.76	$0.63	8,955,000	$0.63

On October 23, 2007, the 2,970,000 stock options granted on March 5, 2007 were re priced from an exercise price of $1.24 per share to $0.55 per share.  The Company recorded stock based compensation on the cost reduction resulting from the modification aggregating $89,100.

The weighted average assumptions used are as follows:

	Years Ended
	June 30, 2008	June 30, 2007

Expected dividend yield	0%	0%
Risk-free interest rate	4.61%	4.29%
Expected volatility	121%	111%
Expected option life (in years)	5.00	5.00

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the consolidated financial statements

June 30, 2008

7.

Stock Options and Warrants (continued)

(ii)

Warrants

The following table summarizes the continuity of the Company's warrants:

	Number of Warrants	Weighted average exercise price $

Outstanding, June 20, 2006	7,915,000	0.79
Issued	33,144,250	0.74
Outstanding, June 30, 2007	41,059,250	0.75
Granted	500,000	1.00
Exercised	(2,010,000)	0.27
Expired	(255,000)	0.27
Outstanding, June 30, 2008	39,294,250	0.78

At June 30, 2008, the following share purchase warrants were outstanding:

Number of Warrants		Exercise Price ($)	Expiry Date

2,000,000		1.00	June 1, 2009
75,000		1.00	October 4, 2009
500,000		0.75	October 12, 2008
44,800	(a)	0.50	November 20, 2008
2,650,000		0.75	November 20, 2008
371,000	(a)	0.50	December 11, 2008
7,765,000		0.75	December 13, 2008
193,800	(a)	0.50	December 13, 2008
397,250	(a)	0.50	December 15, 2008
14,870,000		0.75	December 22, 2008
195,300	(a)	0.50	December 22, 2008
1,086,000	(a)	0.50	January 5, 2009
1,657,500		0.75	January 16, 2009
99,000	(a)	0.50	January 16, 2009
2,020,000		0.75	January 19, 2009
81,000	(a)	0.50	January 20, 2009
82,800		0.50	February 6, 2009
55,800	(a)	0.50	February 6, 2009
1,000,000		1.18	February 28, 2009
500,000		1.00	December 10, 2009
3,650,000	(b)	0.50	April 26, 2009
39,294,250

(a) broker units

b)

On April 2, 2008, the Company amended the 3,650,000 warrants issued to directors, officers and consultants on April 26, 2006. The exercise price was re-priced from $1.00 per share to $0.50 per share with an expiry date of April 26, 2010.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the consolidated financial statements

June 30, 2008

8.

Income Taxes

Deferred income tax recovery differs from that which would be expected from applying the combined effective Canadian federal and provincial tax rates of approximately 35% (2007 36.12%) to loss before income taxes.  The components of net deferred tax liability, the statutory tax rate and the effective tax rate are indicate below:

	June 30, 2008 $	June 30, 2007 $

Net Operating Losses	10,168,356	1,500,233

Statutory Tax Rate	35%	36%

Computed expected tax recovery	(3,558,925)	(541,884)

Tax effect of flow-through expenditures	-	2,021,817

Non-deductible expenses	2,919,047	-

Foreign losses not tax effected	365,517	-

Recognized benefit of prior years non-capital losses	(691,700)	-

Income tax (recovery) expense	(966,061)	1,479,933

	June 30, 2008 $	June 30, 2007 $

Deferred income tax liability

Mineral properties	(1,085,130)	(2,021,817)

Non-capital losses	571,258	541,884

Deferred tax liability	(513,872)	(1,479,933)

At June 30, 2008, the Company had non-capital losses of approximately $1,969,857 available to offset future taxable income.  These losses expire as follows:

 2027

1,075,675

 2028

894,182

9.

Loss per Share

Basic and diluted loss per share is computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all potentially dilutive shares since their effect is anti dilutive.  Shares underlying these securities totaled approximately 71,636,357 as of June 30, 2008.

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

Exhibit 23.1

Consent of Independent Auditors

701 Evans Avenue

telephone:

(416) 626-6000

8th Floor

facsimile:

(416) 626-8650

Toronto, Ontario Canada

email:

info@mscm.ca

M9C 1A3

website:

www.mscm.ca

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Uranium Star Corp.,

We hereby provide our consent to the incorporation by reference, in this Annual Report on Form 10-K of Uranium Star Corp. of our report dated September 22, 2008 relating to the consolidated financial statements of Uranium Star Corp. for the period from July 1, 2007 through June 30, 2008.

Signed:  “MSCM LLP”

MSCM LLP

Toronto, Ontario

September 22, 2008

Exhibit 31.1

Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------

I, J A Kirk McKinnon, certify that:

1.  I have reviewed this annual report on Form 10-K of Uranium Star Corp.;

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

Dated:   September 26, 2008

   /s/ J A Kirk McKinnon

J A Kirk McKinnon, Chief Executive Officer

Exhibit 31.2

Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------

I, Richard E. Schler, certify that:

1.  I have reviewed this annual report on Form 10-K of Uranium Star Corp.;

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

Dated:   September 26, 2008

   /s/ Richard E. Schler

Richard E. Schler, Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the annual report of Uranium Star Corp. (the "Company") on Form 10-K for the period ending June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J A Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  September 26, 2008

/s/ J A Kirk McKinnon

J A Kirk McKinnon, Chief Executive Officer

Exhibit 32.2

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the annual report of Uranium Star Corp. (the "Company") on Form 10-K for the period ending June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard E. Schler, Chief Financial Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  September 26, 2008

   /s/ Richard E. Schler

Richard E. Schler, Chief Financial Officer