Form 10-K/A
period 2008-06-30
Uranium Star Corp.
filed 2008-10-24
CIK 1302084

consis

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
AMENDMENT

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-51151

URANIUM STAR CORP.

(formerly Yukon Resources Corp)

(name of small business issuer as specified in its charter)

Minnesota	20-0803515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Documents Incorporated By Reference :  None

2

Note: This Form 10-K / Amendment is being filed to include disclosure of the Issuer's reincorporation in Minnesota, an event that was inadvertently omitted from the original annual report on Form 10-K.

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

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Corporate Organization and History within Last Five Years

Company Overview

Uranium Star Corp. was incorporated in the State of Nevada on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008.  The fiscal year-end of the Company is June 30. The Company is an exploration stage company engaged in the search for uranium, gold and other minerals.  The Company has an interest in properties located in Canada (provinces of Ontario and Québec) and Madagascar. The property located in Québec, Canada and commonly referred to as the “Sagar Property” is the primary exploration target of the Company.  None of the properties in which the Company holds an interest has known mineral reserves of any kind at this time.  As such, the work programs planned by the Company are exploratory in nature.

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

ITEM 15.  EXHIBITS. FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	By-Laws(1)
3.3	Articles of Merger
4.1	2006 Stock Option Plan(2)
10.1	Property Agreement(1)
10.2	Trust Agreement 1(1)
10.3	Trust Agreement 2(1)
10.4	Trust Agreement 3(1)
10.5	Trust Agreement 4(1)
10.6	Letter of Intent effective March 10, 2006 with Apofas Ltd.(3)
10.7	Letter agreement effective May 12, 2006 with Virginia Mines Inc. (4)
10.8	Joint Venture Agreement dated August 22, 2007 between Uranium Star Corp. and Madagascar Minerals and Resources sarl (5)
14.1	Code of Ethics
23.1	Consent of Independent Auditors
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Summary Report on the Peter's Creek Placer Gold Property(6)
99.2	Progress Report on the Peter's Creek Gold Property(7)
99.3	Peter's Creek Gold Property Outline(7)

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

Dated:  October 18, 2008

By:

        /s/ J A Kirk McKinnon

Name:  J A Kirk McKinnon

Title:  President, Chief Executive Officer and Director

Dated:  October 18, 2008

By:

        /s/ Richard E. Schler

Name:  Richard E. Schler

Title:  Vice-President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date
/S/ J A Kirk McKinnon J A Kirk McKinnon	President, Chief Executive Officer, Director	October 18, 2008

/S/ Richard E. Schler Richard Schler	Vice-President, Chief Financial Officer, Director	October 18, 2008

/S/ William Nielsen	Director	October 18, 2008
William Nielsen

/S/ Elgin Wolfe	Director	October 18, 2008
Elgin Wolfe

/S/ Hadyn Butler	Director	October 18, 2008
Hadyn Butler

Uranium Star Corp.

(An Exploration Stage Company)

June 30, 2008

Index

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations and Comprehensive Loss

F-3

Consolidated Statements of Cash Flows

F-4

Consolidated Statement of Stockholders’ Equity

F-5

Notes to the Consolidated Financial Statements

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

Signed:

“MSCM LLP”

Toronto, Ontario

September 22, 2008

Uranium Star Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30	June 30
	2008	2007
	$	$
ASSETS
Current Assets
Cash and term deposit	4,395,758	12,308,793
Marketable securities	51,048	-
Taxes recoverable	1,415,360	910,579
Total Current Assets	5,862,166	13,219,372
Property & Equipment (Note 3)	60,633	77,925
Total Assets	5,922,799	13,297,297

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	271,750	520,483

Total Current Liabilities	271,750	520,483

Deferred tax liabilities (Note 8)	513,872	1,479,933

Total Liabilities	785,622	2,000,416

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

The accompanying notes are an integral part of these consolidated financial statements

Uranium Star Corp

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Accumulated From	For the	For the
	March 1, 2004	Year	Year
	(Date of Inception)	Ended	Ended
	To June 30,	June 30,	June 30,
	2008	2008	2007
	$	$	$

Operating Activities

Net loss	(33,236,225)	(9,202,295)	(14,390,122)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	24,496	17,293	6,758
Donated services and expenses	20,750	-	-
Non-cash proceeds received	(74,000)	(74,000)	-
Deferred tax expense (recovery)	513,872	(966,061)	1,479,933
Impairment loss on mineral properties	7,488,508	1,250,560	2,526,831
Stock-based compensation	14,487,459	2,629,983	6,298,850

Change in operating assets and liabilities
Prepaid expenses	-	-	7,060
Accounts payable	271,748	(248,734)	442,844
Taxes recoverable	(1,415,360)	(504,781)	(910,579)

Net Cash Used In Operating Activities	(11,918,752)	(7,098,035)	(4,538,425)

Investing Activities

Due to related parties	-	-	(14,109)
Mineral property acquisition costs	(899,844)	(815,000)	(30,844)
Purchase of property and equipment	(85,128)	-	(83,128)

Net Cash Used In Investing Activities	(984,972)	(815,000)	(128,081)

Financing Activities

Proceeds from share subscriptions received	255,000	-	-
Proceeds from issuance of common stock, net	17,044,482	-	16,419,482

Net Cash Provided By Financing Activities	17,299,482	-	16,419,482

Increase (Decrease) in Cash	4,395,758	(7,913,035)	11,752,976

Cash - Beginning of Year	–	12,308,793	555,817

Cash - End of Year	4,395,758	4,395,758	12,308,793

Non-cash Investing and Financing Activities
Issuance of common stock for mineral property	3,838,850	375,000	1,731,850
Issuance of common stock for services	4,523,125	595,000	598,125

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Period from March 1, 2004 (Date of Inception) to June 30, 2008

(Expressed in US dollars)

							Deficit
				Accumulated			Accumulated
			Additional	Other	Common		During the
			Paid-in	Comprehensive	Stock	Donated	Exploration
	Shares	Amount	Capital	Income	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$	$

Balance – March 1, 2004 (Date of Inception)	–	–	–	–	-	–	–	–
Issuance of common shares for cash
- at $.01/share	7,500,000	7,500	17,500	–	-	–	–	25,000
- at $.05/share	2,085,000	2,085	32,665	–	-	–	–	34,750
Issuance of common stock for mineral property	7,500,000	7,500	(5,800)	–	-	–	–	1,700
Donated services and expenses	–	–	–	–	-	5,000	–	5,000
Net loss for the period	–	–	–	–	-	–	(9,991)	(9,991)

Balance – June 30, 2004	17,085,000	17,085	44,365	–	-	5,000	(9,991)	56,459
Donated services and expenses	–	–	–	–	-	9,000	–	9,000
Net loss for the year	–	–	–	–	-	–	(38,500)	(38,500)

Balance – June 30, 2005	17,085,000	17,085	44,365	–	-	14,000	(48,491)	26,959
Issuance of common shares for cash
- at $.20/share	2,265,000	2,265	448,235	–	-	–	–	450,500
Issuance of common shares at $.45/share pursuant to exercise of stock options	255,000	255	114,495	–	-	–	–	114,750
Issuance of common shares for mineral properties
- at $.101/share	300,000	300	30,000	–	-	–	–	30,300
- at $0.85/share	2,000,000	2,000	1,698,000	–	-	–	–	1,700,000
Issuance of common shares for services
- at $0.60/share	5,550,000	5,550	3,324,450	–	-	–	–	3,330,000
Common stock subscribed	-	-	-	-	255,000	-	-	255,000
Fair value of warrants issued	–	–	1,925,117	–	-	–	–	1,925,117
Stock-based compensation	–	–	2,228,626	–	-	–	–	2,228,626
Donated services and expenses	–	–	–	–		6,750	–	6,750
Net loss for the year	–	–	–	–		–	(9,595,317)	(9,595,317)

Balance – June 30, 2006	27,455,000	27,455	9,813,288	-	255,000	20,750	(9,643,808)	472,685

The accompanying notes are an integral part of these consolidated financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Period from March 1, 2004 (Date of Inception) to June 30, 2008

(Expressed in US dollars)

							Deficit
				Accumulated			Accumulated
			Additional	Other	Common		During the
			Paid-in	Comprehensive	Stock	Donated	Exploration
	Shares	Amount	Capital	Income	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$	$
Balance – June 30, 2006	27,455,000	27,455	9,813,288	-	255,000	20,750	(9,643,808)	472,685
Issuance of common shares for mineral properties
- at $.82/share	500,000	500	409,500	–		–	–	410,000
Cancellation of common stock subscribed					(25,000)			(25,000)
Stock based compensation	-	-	5,193,315	-		-	-	5,193,315
Issuance of common shares for mineral properties - at $0.69/share	150,000	150	103,350	-		-	-	103,500
- at $1.22/share	1,000,000	1,000	1,219,000	-		-	-	1,220,000
Fair value of warrants issued	-	-	2,941,961	-		-	-	2,941,961
Issuance of common shares for services – at $1.08/share	1,450,000	1,450	596,675	-		-	-	598,125
Issuance of common shares pursuant to exercise of cashless options	343,119	343	507,157	-		-	-	507,500
Private placement common share subscribed	460,000	460	229,540	-	(230,000)	-	-	-
Issuance of common shares for cash at $0.50 /share	34,600,000	34,600	17,265,400	-	-	-	-	17,300,000
Commission	891,850	891	807,824					808,715
Cost of issue	-	-	(3,843,798)	-	-	-	-	(3,843,798)
Net loss for the year	-	-	-	-	-	-	(14,390,122)	(14,390,122)
Balance – June 30, 2007	66,849,969	66,849	35,243,212	-	-	20,750	(24,033,930)	11,296,881
Issuance of shares pursuant to exercise of cashless warrants	561,388	561	207,162	-	-	-	-	207,713
Issuance of common shares for mineral properties - at $0.30/share	1,250,000	1,250	373,750	-	-	-	-	375,000
Fair value of warrants issued	-	-	60,560	-	-	-	-	60,560
Issuance of common shares for services – at $0.20/share	2,975,000	2,975	592,025	-	-	-	-	595,000
Stock-based compensation	-	-	1,827,270	-	-	-	-	1,827,270
Accumulated comprehensive Loss				(22,952)	-	-	-	(22,952)
Net loss for the year	-	-	-	-	-	-	(9,202,295)	(9,202,295)
Balance – June 30, 2008	71,636,357	71,635	38,303,969	(22,952)	-	20,750	(33,236,225)	5,137,177

The accompanying notes are an integral part of these consolidated financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2008

1.

Exploration Stage Company

The Company was incorporated in the State of Nevada on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises". In fiscal 2008 the Company incorporated Uranium Star (Mauritius) Ltd., a subsidiary in the country of Mauritius and Uranium Star Madagascar Sarl, a subsidiary in the country of Madagascar. The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

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

e)

On December 15, 2006, the Company issued 1,450,000 common shares to directors, officers and consultants at a fair value of $783,000 as compensation for services rendered. These shares were valued at an estimated fair market value of $0.54 per share after applying a discount to the quoted market price due to the long term restrictive nature of the shares issued. Related parties to the Company received 1,075,000 shares.

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

On October 23, 2007, the 2,970,000 stock options granted on March 5, 2007 were re priced from an exercise price of $1.24 per share to $0.55 per share.  The Company recorded stock based compensation on the price reduction resulting from the modification aggregating $89,100.

The weighted average assumptions used are as follows:

	Years Ended
	June 30, 2008	June 30, 2007

Expected dividend yield	0%	0%
Risk-free interest rate	4.61%	4.29%
Expected volatility	121%	111%
Expected option life (in years)	5.00	5.00

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2008

7.

Stock Options and Warrants (continued)

(ii)

Warrants

The following table summarizes the continuity of the Company's warrants:

	Number of Warrants	Weighted average exercise price $

Outstanding, June 20, 2006	7,915,000	0.79
Granted	33,144,250	0.74
Outstanding, June 30, 2007	41,059,250	0.75
Granted	500,000	1.00
Exercised	(2,010,000)	0.27
Expired	(255,000)	0.27
Outstanding, June 30, 2008	39,294,250	0.78

At June 30, 2008, the following share purchase warrants were outstanding:

Number of Warrants		Exercise Price ($)	Expiry Date

2,000,000		1.00	June 1, 2009
75,000		1.00	October 4, 2009
500,000		0.75	October 12, 2008
44,800	(a)	0.50	November 20, 2008
2,650,000		0.75	November 20, 2008
371,000	(a)	0.50	December 11, 2008
7,765,000		0.75	December 13, 2008
193,800	(a)	0.50	December 13, 2008
397,250	(a)	0.50	December 15, 2008
14,870,000		0.75	December 22, 2008
195,300	(a)	0.50	December 22, 2008
1,086,000	(a)	0.50	January 5, 2009
1,657,500		0.75	January 16, 2009
99,000	(a)	0.50	January 16, 2009
2,020,000		0.75	January 19, 2009
81,000	(a)	0.50	January 20, 2009
82,800		0.50	February 6, 2009
55,800	(a)	0.50	February 6, 2009
1,000,000		1.18	February 28, 2009
500,000		1.00	December 10, 2009
3,650,000	(b)	0.50	April 26, 2010
39,294,250

(a) broker units

b)

On April 2, 2008, the Company amended the 3,650,000 warrants issued to directors, officers and consultants on April 26, 2006. The exercise price was re-priced from $1.00 per share to $0.50 per share with an expiry date of April 26, 2010.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2008

8.

Income Taxes

Deferred income tax recovery differs from that which would be expected from applying the combined effective Canadian federal and provincial tax rates of approximately 35% (2007 36.12%) to loss before income taxes.  The components of net deferred tax liability, the statutory tax rate and the effective tax rate are indicated below:

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

Exhibit 3.3

ARTICLES OF MERGER
(See Attached)

2844905-2

State of Minnesota

SECRETARY OF STATE

Certificate of Merger

I, Mark Ritchie, Secretary of State of Minnesota, certify that: the documents required to effectuate a merger between the entities listed below and designating the surviving entity have been filed in this office on the date noted on this certificate.

Merger Filed Pursuant to Minnesota Statutes, Chapter: 302A

State of Formation and Names of Merging Entities:

NV: Uranium Star Corp.

MN: Uranium Star Corp.

State of Formation and Name of Surviving Entity:

MN: Uranium Star Corp.

Effective Date of Merger: 5/14/2008

Name of Surviving Entity After Effective Date of Merger:

Uranium Star Corp

This certificate has been issued on: 5/14/2008

Mark Ritchie

Secretary of State.

2844905-2 DC-M

28548120002

ARTICLES OF MERGER
BETWEEN
URANIUM STAR CORP., A NEVADA CORPORATION
AND
URANIUM STAR CORP., A MINNESOTA CORPORATION

The undersigned, J.A. Kirk McKinnon, as the President and Chief Executive Officer of Uranium Star Corp., a Nevada corporation ("Uranium Nevada") and of Uranium Star Corp. ("Uranium Minnesota"), a Minnesota corporation, certifies as follows:

1. Attached as Exhibit A is the Plan of Merger for the merger of Uranium Star Corp., a Nevada corporation into Uranium Star Corp., a Minnesota corporation (the "Merger").

2. Such Plan of Merger has been approved by the Board of Directors and by the shareholders of each of Uranium Nevada and Uranium Minnesota pursuant to Chapter 302A of the Minnesota Business Corporation Act.

3. The Merger shall be effective at 12:01 a.m. on May 15, 2008.

Dated: May 14, 2008.

URANIUM STAR CORP., a Nevada corporation

By: [signature]
J.A. Kirk McKinnon, President and Chief Executive Officer

URANIUM STAR CORP., a Minnesota corporation

By: [signature]
J.A. Kirk McKinnon, President and Chief Executive Officer

EXHIBIT A

PLAN OF MERGER

PLAN OF MERGER OF
URANIUM STAR CORP., A NEVADA CORPORATION,
AS THE CONSTITUENT ENTITY,
WITH
URANIUM STAR CORP., A MINNESOTA CORPORATION,
AS THE SURVIVING ENTITY

1. **The name and jurisdiction of organization of each constituent entity is:** Uranium Star Corp., a Nevada corporation ("Uranium Nevada") and Uranium Star Corp. ("Uranium Minnesota"), a Minnesota corporation, or if such name has not been accepted by the relevant governmental, regulatory and self-regulatory authorities, such other similar name as may be allowed for Uranium Minnesota.

2. **The name, jurisdiction of organization and kind of entity that will survive the merger is:** Uranium Star Corp., or if such name is not accepted by the relevant governmental, regulatory and self-regulatory authorities, such other similar name as may be allowed; Minnesota; and a corporation.

3. **Terms and conditions of the merger:** At a time (the "Effective Time") to be determined by the Board of Directors of Uranium Nevada (the "Board"), Uranium Nevada shall be merged with and into Uranium Minnesota (the "Merger").

a. At the Effective Time, the separate existence of Uranium Nevada shall cease and Uranium Minnesota shall possess all the rights, privileges, powers and franchises of a public and private nature and be subject to all the restrictions, disabilities and duties of each of Uranium Nevada and Uranium Minnesota.

b. All and singular rights, privileges, powers and franchises of each of Uranium Nevada and Uranium Minnesota, and all property, real, personal, or mixed, and all debts due to each of Uranium Nevada and Uranium Minnesota on whatever account, as well as all other things in action belonging to each of Uranium Nevada and Uranium Minnesota, shall be vested in Uranium Minnesota.

c. All property, rights, privileges, powers, and franchises, and all and every other interest shall be thereafter the property of Uranium Minnesota as they were of Uranium Nevada or Uranium Minnesota.

d. The title to any real estate vested by deed or otherwise, in either of Uranium Nevada or Uranium Minnesota shall not revert or be in any way impaired by reason of the Merger.

e. All rights of creditors and all liens upon any property of Uranium Nevada shall be preserved unimpaired.

2

f. To the extent permitted by law, any claim existing or action or proceeding pending by or against either of Uranium Nevada or Uranium Minnesota may be prosecuted as if the Merger had not taken place. All debts, liabilities, and duties of Uranium Nevada and Uranium Minnesota shall thenceforth attach to Uranium Minnesota and may be enforced against it to the same extent as if such debts, liabilities, and duties had been incurred or contracted by it.

g. All acts, plans, policies, agreements, arrangements, approvals, and authorizations of Uranium Nevada, its stockholders, directors, officers, employees and agents which were valid and effective immediately prior to the Effective Time, shall be taken for all purposes as the acts, plans, policies, agreements, arrangements, approvals, and authorizations of Uranium Minnesota and shall be effective and binding thereon as the same were with respect to Uranium Nevada.

4. **The manner and basis, if any, of converting the owner's interest of each constituent entity into owner's interests, rights to purchase owner's interests, or other securities of the surviving or other entity or into cash or other property in whole or in part or cancelling such owner's interests in whole or in part:** At the Effective Time, all of the capital stock of Uranium Nevada issued and outstanding immediately prior to the Effective Time, shall automatically and without further act of Uranium Nevada, Uranium Minnesota or any holder thereof, be extinguished and converted into the capital stock of Uranium Minnesota on a 1:1 basis. At the Effective Time, each of the outstanding shares of common and preferred stock of Uranium Minnesota shall be automatically canceled and returned to the status of authorized but unissued shares.

5. **Amendment to the Plan of Merger:** The Board may amend this Plan of Merger at any time after the stockholders of Uranium Nevada approve this Plan of Merger, but before the Articles of Merger become effective, without obtaining the approval of the stockholders of Uranium Nevada for the amendment if the amendment does not:

a. Alter or change the manner or basis of exchanging an owner's interest to be acquired for owner's interests, rights to purchase owner's interests, or other securities of Uranium Minnesota, or for cash or other property in whole or in part; or

b. Alter or change any of the terms and conditions of this Plan of Merger in a manner that adversely affects the stockholders of Uranium Nevada.

Date: May 14, 2008

URANIUM STAR CORP.,
a Nevada corporation

By: [signature]
J.A. Kirk McKinnon, President and
Chief Executive Officer

Dated: May 14, 2008

URANIUM STAR CORP., a
Minnesota corporation

By: [signature]
J.A. Kirk McKinnon, President and
Chief Executive Officer

3

STATE OF MINNESOTA
DEPARTMENT OF STATE
FILED
MAY 14 2008
Mark Ritchie
Secretary of State

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

Dated:   October 18, 2008

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

Dated:   October 18, 2008

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

Dated:  October 18, 2008

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

Dated:  October 18, 2008

   /s/ Richard E. Schler

Richard E. Schler, Chief Financial Officer