Form 10-Q
period 2008-09-30
Uranium Star Corp.
filed 2008-11-14
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non–Accelerated filer  ☐  Smaller Reporting Company  ☒

As of  November 10, 2008, there were 71,636,357 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes      No   ☒

Uranium Star Corp.

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (unaudited)
	Interim Consolidated Balance Sheets	F1
	Interim Consolidated Statements of Income	F2
	Interim Consolidated Statement of Cash Flows	F3
	Notes to the Interim Consolidated Financial Statements	F4 – F13
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1aA	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5	Other information	23
Item 6.	Exhibits	24

CERTIFICATIONS

Exhibit 31 – Management certification…………………………………………………... 26-29

Exhibit 32 – Sarbanes-Oxley Act…………………………………………….…………….30-31

PART I

FINANCIAL INFORMATION

Item 1.

Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending June 30, 2009.

Uranium Star Corp.

(An Exploration Stage Company)

(Unaudited)

(Expressed in US dollars)

September 30, 2008

Index

Interim Consolidated Balance Sheets

F 1

Interim Consolidated Statement of Operations

F 2

Interim Consolidated Statements of Cash Flows

F 3

Notes to the Interim Consolidated Financial Statements

F 4 – F13

Uranium Star Corp.

(An Exploration Stage Company)

Interim Consolidated Balance Sheets

(Expressed in US dollars)

(Unaudited)

	September 30, 2008	June 30, 2008
		(Audited)
	$	$

ASSETS

Current Assets

Cash and term deposit	3,520,030	4,395,758
Marketable securities	31,023	51,048
Taxes recoverable	1,344,825	1,415,360

Total current assets	4,895,878	5,862,166

Property and Equipment (Note 3)	56,310	60,633

Total Assets	4,952,188	5,922,799

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	165,137	271,750

Deferred tax liabilities	87,100	513,972

Total Liabilities	252,237	785,622

Going Concern (Note 1)

Stockholders’ Equity

Common stock, 175,000,000 shares authorized, $0.001 par value, 71,636,357 shares issued and outstanding (June 30, 2008 – 71,636,357 shares)	71,635	71,635

Additional paid-in capital	38,303,969	38,303,969

Accumulated Other Comprehensive Loss	(42,977)	(22,952)

Donated capital	20,750	20,750

Deficit accumulated during the exploration stage	(33,653,426)	(33,236,225)

Total stockholders’ equity	4,699,951	5,137,177

Total Liabilities and Stockholders’ Equity	4,952,188	5,922,799

The accompanying notes are an integral part of these interim consolidated financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated From March 1, 2004 (Date of Inception) To September 30,	For the Three months Ended September 30
	2008	2008	2007
	$	$	$

Revenue	-	-	-

Expenses

Amortization	28,819	4,323	4,323
Donated services and expenses	18,750	-	-
Foreign currency transaction (gain) loss	(555,922)	71,109	(185,787)
General and administrative	2,143,547	153,850	285,885
Impairment loss on mineral properties	7,488,508	-	765,000
Mineral exploration	9,505,013	606,589	3,067,152
Professional fees	1,279,794	71,147	109,255
Stock based compensation (Note 7)	14,487,459	-	1,738,170

Loss from operations before undernoted items	34,395,968	907,018	5,783,998

Other income
Interest income	(596,902)	(13,045)	(140,803)
Other income	(232,740)	(50,000)	(130,540)

Total loss before provision for income taxes	33,566,326	843,973	5,512,655
Income tax expense	87,100	(426,772)	-

Net loss	(33,653,426)	(417,201)	(5,512,655)
Unrealized loss from investments in marketable securities	(42,977)	(20,025)	(4,000)

Comprehensive loss	(33,696,403)	(437,226)	(5,516,655)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.08)

Weighted Average Shares Outstanding		71,636,357	66,891,969

The accompanying notes are an integral part of these interim consolidated financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Consolidated Interim Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	Accumulated From March 1, 2004 (Date of Inception) To September 30,	For the 3 months Ended September 30
	2008	2008	2007
	$	$	$
Operating Activities

Net loss	(33,653,426)	(417,201)	(5,512,655)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	28,819	4,323	4,323
Non-cash proceeds received	(74,000)	-	(40,000)
Donated services expenses	20,750	-	-
Deferred tax expense	87,100	(426,772)	-
Impairment loss on mineral properties	8,095,097	-	765,000
Stock-based compensation	14,487,459	-	1,738,170

Change in operating assets and liabilities

Accounts payable and accrued liabilities	165,137	(106,613)	(223,983)
Taxes recoverable	(1,344,827)	70,535	(38,108)

Net Cash Used in Operating Activities	(12,187,891)	(875,278)	(3,307,253)

Investing Activities

Mineral property acquisition costs	(1,506,433)	-	(765,000)
Purchase of property and equipment	(85,128)	-	-

Net Cash Used in Investing Activities	(1,591,561)	-	(765,000)

Financing Activities

Proceeds from issuance of common stock - net	17,299,482	-	-

Net Cash Provided By Financing Activities	17,299,482	-	-

Increase (Decrease) in Cash	3,520,030	(875,728)	(4,072,253)

Cash – Beginning of Period	-	4,395,758	12,308,793

Cash – End of Period	3,520,030	3,520,030	8,236,540

Non-cash Investing and Financing Activities
Issuance of common stock for mineral properties	3,838,850	-	-
Issuance of common stock for services	4,523,125	-	-

Supplemental Disclosure
Interest Paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these interim consolidated financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

September 30, 2008

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

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenue from mining operations since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations.  As at September 30, 2008, the Company has accumulated losses of $33,653,426 since inception.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  These consolidated  interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Principals of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Uranium Star Corp. and its wholly-owned subsidiaries, Uranium Star (Mauritius) Ltd. and Uranium Star Madagascar Sarl.   All inter company accounts and transactions have been eliminated on consolidation.  These interim consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company's fiscal year end is June 30.

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

c)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share".  SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  Basic and diluted loss per share is computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive.  Shares underlying these securities totaled approximately 48,249,250 as of September 30, 2008.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

September 30, 2008

(Expressed in US dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income, its components and accumulated balances.  As at September 30, 2008, the Company's only component of other comprehensive income is unrealized losses on marketable securities.

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

g)

Property and Equipment

Property and equipment is stated at cost, less accumulated amortization, and consists of computer hardware and exploration equipment.  Amortization of computer hardware is computed using the straight-line method over three years and exploration equipment is amortized over five years on a straight-line basis.

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

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

September 30, 2008

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

In July 2006, FASB issued Interpretation No. 48," Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 on July 1, 2007.  The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the adoption, and at the adoption date of July 1, 2007 there were no unrecognized tax benefits that would affect the effective tax rate if recognized.  At September 30, 2008 the Company had no unrecognized tax benefits.  Management does not believe unrecognized tax benefits will significantly change within twelve months of the reporting date.  Interest and penalties are related to income tax matters are recognized in income tax expense.  As of September 30, 2008 there is no accrued interest related to uncertain tax positions.

n)

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

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

September 30, 2008

(Expressed in US dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

o)

Recent Accounting Pronouncements

Beginning July 1, 2008, the Company partially applied FAS 157 as allowed by FASB Staff Position ("FSP") 157-2, which delayed the effective date of FAS 157 for nonfinancial assets and liabilities.  As of July 1, 2008 the Company has applied the provisions of FAS 157 to its financial instruments and the impact was not material.  Under FSP 157-2, the Company will be required to apply FAS 157 to its nonfinancial assets and liabilities beginning July 1, 2009.  Management is currently reviewing the applicability of FAS 157 to the Company’s nonfinancial assets and liabilities and the potential impact that application will have on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FASB 159").  FASB 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently measured at fair value.  The Company adopted FASB 159 effective July 1, 2008.  Upon adoption, the Company did not elect the fair value option for any items with the scope of FASB 159 and, therefore, the adoption of FASB 159 did not have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) requires recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in a business combination, goodwill acquired or a gain from a bargain purchase.  The Statement is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively.  Earlier adoption is not permitted.  The Company will adopt SFAS No. 141(R) on any acquisitions subsequent to the adoption date.

In December 2007, the FASB issued SAFS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin 51 and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary.  The Statement requires that consolidated net income reflect the amounts attributable to both the parent and the noncontrolling interest, and also includes additional disclosure requirements. The Statement is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented.  Earlier adoption is not permitted.  The Company will adopt SFAS No. 160 on any acquisitions subsequent to the adoption date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” ("SFAS No. 161").  SFAS No. 161 amends and expands the disclosure requirements of FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities” ("SFAS No. 133") to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk related to contingent features in derivative agreements.  The Statement is effective for financial statements issued for fiscal years and periods beginning after November 15, 2008.  Early application is encouraged.  The Company is currently evaluating the impact of the adoption of SFAS No. 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company is currently evaluating the potential impact of the adoption of SFAS No. 162.

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

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

September 30, 2008

(Expressed in US dollars)

(Unaudited)

3.

Property and Equipment

			September 30,	June 30,
		Accumulated	2008	2008
	Cost	Amortization	Net carrying value
	$	$	$	$

Computer Equipment	2,001	1,947	54	221
Exploration equipment	83,127	26,871	56,256	60,412

	85,128	28,818	56,310	60,633

4.

Related Party Balances/Transactions

a)

The Company incurs fees of $1,500 per month to a company, related by common management, for office administration and rent expense, on a month to month basis. Total rent expense for the three months ended September 30, 2008 was $4,500 (2007:  $4,500).

b)

During the three months ended September 30, 2008, the Company incurred a total of $77,715 (2007: $71,000) in administrative, management and consulting fees to directors, officers and a relative of a director.

c)

During the three months ended September 30, 2008, no stock options were granted (2007:  3,425,000) to directors, officers and a relative of a director.

5.

Mineral Properties

a)

The Company entered into an agreement dated May 14, 2004 with the former President of the Company to acquire a 100% interest in seven mineral claims located in the Cariboo Mining Division, British Columbia, Canada, in consideration for the issuance of 7,500,000 shares of common stock.  The claims are registered in the name of the former President, who has executed several trust agreements whereby the former President agreed to hold the claims in trust on behalf of the Company.  The Company, after evaluation of its exploration commitments on hand, decided not to proceed with exploration activities and accordingly abandoned its reservation claims.

b)

The Company entered into an agreement dated August 1, 2005 to acquire a 100% interest in two mineral claims located in the Cariboo Mining Division, British Columbia, Canada, in consideration for $4,000 (paid) and the issuance of 300,000 shares of common stock (issued) with a fair value of $30,300.  The Company, after evaluation of its exploration commitments on hand, decided not to proceed with exploration activities and accordingly abandoned its reservation claims.

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

d)

The Company entered into a binding letter of intent dated May 2, 2006, for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  The vendor has the right and option to sell an additional 25% undivided interest in the property.  This agreement is subject to a royalty agreement dated May 27, 1992, as amended November 3, 1993.  The vendor had acquired a 100% interest in the property, subject to a 1% net smelter royalty (NSR) on certain claims, and a 0.5% NSR on other claims.  The vendor has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, the Company must issue 2,000,000 shares of common stock  and 2,000,000 warrants, exercisable at $1.00 per share on or before June 1, 2009; and incur aggregate exploration expenditures in the amount of $2,000,000 on the property on or before August 31, 2008 (the "Earn In" period).  The Company has issued the 2,000,000 shares of common stock and warrants relating to the agreement, and incurred aggregate exploration expenditures of $6,697,763 as at September 30, 2008.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

September 30, 2008

(Expressed in US dollars)

(Unaudited)

5.

Mineral Properties   (continued)

d)

 During the Earn In period, the vendor will have the additional option to sell its remaining 25% for 1,000,000 common shares and 1,000,000 warrants of the Company.   On February 28, 2007, the vendor exercised the option to sell the remaining 25% interest in the property, as such the Company issued 1,000,000 shares of common stock valued at $1,219,000 and 1,000,000 warrants valued at $752,985.

On August 15, 2006, the Company acquired an additional nineteen mineral claims contiguous to the property in consideration for a payment of $5,385 (CAD$6,000) as an acquisition fee, 150,000 common shares valued at $103,500 and 75,000 warrants valued at $34,961.  These shares and warrants were issued on October 4, 2006.  During the year ended June 30, 2008, the Company recognized an impairment loss of $143,846, as it had not yet been determined whether there were proven or probable reserves on the property.  As at September 30, 2008, the cumulative impairment loss is $143,846.

e)

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

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

September 30, 2008

(Expressed in US dollars)

(Unaudited)

5.

Mineral Properties   (continued)

f)

On September 25, 2007, the Company entered into an earn in option with Temex Resources Corp, ("Temex") a public Company listed on the TSX Venture Exchange.  The Company will earn an undivided 50% interest in the "Merico Ethel" and "Yarrow" Property (collectively the "properties").  The "Merico Ethel" Property is comprised of 29 mining claims, 87 units and 3,480 acres in James, Truax and Tudhope Townships, as shown on claim sheets G  0225, G  0251 and G  3724 in the Larder Lake Mining Division, in the Province of Ontario and the "Yarrow" property is comprised of 3 mining claims, 27 units and 1,080 acres as shown on claim sheet G  0260 in the Larder Lake Mining Division, in the Province of Ontario. The earn in option is exercisable on or before June 30, 2008 (the "earn in date").  To exercise the option and earn an undivided 50% interest in the properties, the Company is required to pay  $50,000 (paid) on the execution of the agreement and incur not less than  $950,000 in exploration and development expenditures on or before the earn in date.  As at September 30, 2008, the Company has complied with the terms of the earned-in option and accordingly owns an undivided 50% interest in the property. Temex shall manage the initial exploration under the supervision of a technical committee and upon satisfying the above, a joint venture will be created to manage the properties.

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

b)

On December 10, 2007, the Company issued 1,250,000 common shares, with a fair value of $375,000, and 500,000 warrants in connection with the acquisition of the Madagascar property as referred to in Note 5(e).  The warrants are exercisable at $1.00 per share for a period of two years from the date of issuance and have been valued using the Black-Scholes option pricing model with an expected dividend yield of 0%, risk free rate of 4.20%, expected volatility of 126%, and expected life of 2 years.  The recorded fair value of the warrants of $60,560 was initially capitalized as mineral property acquisition costs and then recognized as an impairment loss.

c)

On December 21, 2007, the Company issued 2,975,000 common shares to directors, officers and consultants as compensation for services rendered at a fair value of $595,000.  The shares were valued at an estimated fair market value of $0.20 per share based on the prevailing quoted market price on the date of issue.

7.

Stock Options and Warrants

(i)

Stock Options

Effective March 8, 2006, the Company filed a Form S 8 Registration Statement in connection with its newly adopted 2006 Stock Option Plan ("the "2006 Plan") allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares.  On December 18, 2006 and February 16, 2007, the Stock Option Plan was amended to increase the stock option pool by an additional 8,000,000 common shares.  No stock options were granted for the three months ended September 30, 2008.

  Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

September 30, 2008

(Expressed in US dollars)

(Unaudited)

7.

Stock Options and Warrants (continued)

The following table summarizes the continuity of the Company's stock options:

	Number of Options	Weighted average exercise price
		$
Outstanding, June 30, 2007	4,935,000	0.63
Granted	4,020,000	0.59

Outstanding, June 30 and September 30, 2008	8,955,000	0.63

Additional information regarding options outstanding as at September 30, 2008 is as follows:

Exercise price	Number of shares	Outstanding Weighted average remaining contractual life (years)	Weighted average exercise price	Exercisable
				Number of shares	Weighted average exercise price
$0.80	515,000	2.83	$0.80	515,000	$0.80
$0.85	1,450,000	3.16	$0.85	1,450,000	$0.85
$0.55	2,970,000	3.45	$0.55	2,970,000	$0.55
$0.59	4,020,000	3.78	$0.59	4.020,000	$0.59

	8,955,000		$0.63	8,955,000	$0.63

On October 23, 2007, the 2,970,000 stock options granted on March 5, 2007 were re priced from an exercise price of $1.24 per share to $0.55 per share.  The Company recorded stock based compensation on the cost reduction resulting from the modification aggregating $89,100.

The weighted average assumptions used are as follows:

	September 30, 2008	June 30, 2008
Expected dividend yield	-	0%
Risk-free interest rate	-	4.61%
Expected volatility	-	121%
Expected option life (in years)	-	5.00

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

September 30, 2008

(Expressed in US dollars)

(Unaudited)

(ii)

Warrants

The following table summarizes the continuity of the Company's warrants:

	Number of Warrants	Weighted average exercise price ($)

Outstanding June 30, 2007	41,059,250	0.75
Granted	500,000	1.00
Exercised	(2,010,000)	0.27
Expired	(255,000)	0.27
Outstanding, June 30 and September 30, 2008	39,294,250	0.78

At September 30, 2008, the following share purchase warrants were outstanding:

Number of warrants		Exercise Price ($)	Expiry Date
2,000,000		1.00	June 1, 2009
75,000		1.00	October 4, 2009
500,000		0.75	October 12, 2008
44,800	(a)	0.50	November 20, 2008
2,650,000		0.75	November 20, 2008
371,000	(a)	0.50	December 11, 2008
7,765,000		0.75	December 13, 2008
193,800	(a)	0.50	December 13, 2008
397,250	(a)	0.50	December 15, 2008
14,870,000		0.75	December 22, 2008
195,300	(a)	0.50	December 22, 2008
1,086,000	(a)	0.50	January 5, 2009
1,657,500		0.75	January 16, 2009
99,000	(a)	0.50	January 16, 2009
2,020,000		0.75	January 19, 2009
81,000		0.50	January 20, 2009
82,800		0.50	February 6, 2009
55,800	(a)	0.50	February 6, 2009
1,000,000		1.18	February 28, 2009
500,000		1.00	December 10, 2009
3,650,000	(b)	1.00	April 26, 2010

39,294,250

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

September 30, 2008

(Expressed in US dollars)

(Unaudited)

a)

Broker units.

b)

On April 2, 2008, the Company amended the 3,650,000 warrants issued to directors, officers and consultants on April 26, 2006.  The exercise price was re priced from $1.00 per share to $0.50 per share with an expiry date of April 26, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Examples of forward-looking statements include, but are not limited to:  (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "believes," "budget," "target," "goal," "anticipate," "expect," "plan," "outlook," "objective," "may," "project," "intend," "estimate," or similar expressions. Any forward-looking statements herein are subject to certain risks and uncertainties in the business of Uranium Star Corp. (“Uranium Star” or the “Company”), including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in its 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2008.

The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.  We urge you to read this report in conjunction with the risk factors described herein.

BACKGROUND

Company Overview

Uranium Star Corp. was incorporated in the State of Nevada on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008.  The fiscal year-end of the Company is June 30. The Company is an exploration stage company engaged in the search for uranium, gold and other minerals.  The Company has an interest in properties located in Canada (provinces of Ontario and Québec) and Madagascar. The property located in Québec, Canada is commonly referred to as the “Sagar Property”.  None of the properties in which the Company holds an interest has known mineral reserves of any kind at this time.  As such, the work programs planned by the Company are exploratory in nature.

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

As at September 30, 2008, the Company incurred an aggregate of $6,697,763 of exploration expenditures on the Sagar Property.

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

Sagar Property and Ferderber Claims Highlights

The following are key features of the Sagar Property:

The geological setting of the property is the northwest trending Romanet Horst within the Labrador Trough. The significant mineral potential of this geological setting is well demonstrated by the abundance and diversity of uranium-gold showings, which range from veins to breccia’s to shear zones. There is also locally significant sedimentary-hosted copper mineralization. The most mineralization found to date is the 500 x 200 meter Mistamisk boulder field which contains 150 boulders that range up to 640 g/t gold and 4.11% uranium, with 70 tested boulders averaging 64.9g/t gold and 1.3% uranium. The boulders discovered within the Mistamisk boulder field range in length from 0.30 to 2.0 metres. Previous work has not determined the bedrock source of this boulder field.

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

Exploration Program.

The Three Horses Property, consisting of 31 squares, covering an area of approximately 194 square kilometres, displays extensive gossan outcroppings at surface and has, as part of its attractiveness, visual similarities to Nevsun Resource's Bisha Project in Eritrea. An examination of part of the Three Horse Property revealed several large areas covered with gossanous boulders which are believed to overlie massive sulphide mineralization. At Bisha, in Eritrea, the gossanous material contains appreciable amounts of gold which overlay an extensive supergene enriched copper zone which itself overlies zinc rich primary massive sulphides. It is anticipated that a similar weathering regime in Madagascar may produce similar styles of mineralization at the Three Horse Property.

•

Uranium Star conducted a first phase of exploration from September to November 2007 for the Three Horses Joint Venture which included: road maintenance, camp construction, data acquisition, an airborne geophysical survey, geological mapping, stream sediment sampling, prospecting and mechanical trenching.

All phases of the project are managed by Taiga Consultants of Calgary.

In the latter part of March 2008 to June 2008 a full field exploration program following up on the airborne geophysical survey and results of the 2007 exploration program was implemented. This included geological mapping, prospecting, ground geophysical surveys and geochemical sampling.

 Diamond drilling of a minimum of 5000meters commenced in October 2008.

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

The Merico Ethel and Yarrow properties are situated around the margins of the Huronian sedimentary basin. In addition to their potential to host high grade Cobalt-type vein systems containing bonanza gold, silver, etc., Temex recognized the additional potential of the properties to host unconformity mineralization including Athabasca-type uranium deposits. Regional structures such as the Montreal River Fault have clearly influenced the location of mineralization on the Merico Ethel Property, and fault reactivation has likely acted to offset the regionally extensive unconformity surface that separates the overlying Huronian sedimentary rocks from the Archean basement to produce excellent structural traps for oxidizing, mineralizing fluids carrying uranium, copper, and gold. The Montreal River Fault is spatially associated with the Archean-age Kidd Creek massive sulphide deposit, the Porcupine and Matachewan gold camps, and the Paleo-Proterozoic Cobalt silver camp.

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

As at September 30, 2008, the Company has complied with the terms of the earned-in option and accordingly own an undivided 50% undivided interest in the property. We are currently up to date with all obligations required to maintain our property holdings in good standing.

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

ESTIMATED EXPLORATION BUDGET
	2008	2009	Totals
Sagar Project (includes Ferderber Claims)		100,000	100,000
Madagascar	2,600,000	500,000	3,100,000
Other		200,000	200,000
Totals	2,600,000	800,000	3,400,000

Madagascar Properties

Diamond drilling commenced on the Three Horses Property in October of 2008. This was preceded by ground geophysical surveys, geochemical sampling, geological mapping and prospecting. The initial drill program is anticipated to be 5,000 meters consisting of 30 – 35 holes. The program will be mainly geared to following up on the helicopter-borne EM survey which results indicate has defined a large number of anomalies, some of which are directly related to known surface gossans. These are believed to overlie massive sulphide mineralization.

During the 2008 field work a number of gold showings and anomalies were discovered on the Three Horses Property. Although massive sulphide mineralization is the primary focus of the drill program, several attractive gold targets will also be drill tested.

Five “squares”, known as the Ianapera Property, covering an area of 31.25 square kilometers, located 7.5 kilometers to the north of the Three Horses Property, are part of the Madagascar Minerals agreement. It has been discovered that this property is underlain by coal seams that are up to 5.0 meters thick and geological mapping indicates that there are multiple coal seams on the property. The Company plans to further investigate the coal potential of this property.

It has also been discerned that at least one of the streams in the area contains significant amounts of gold that is currently being panned by locals. Stream sediment sampling was carried out earlier in 2008 to determine if a source for the gold in the drainage sediments can be found. Exploration work is ongoing and analytical results are pending.

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

The Company awaits reports from Temex with respect to the completed exploration programs and their results.

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

For the year ended June 30, 2008 and to the period subsequent thereof, the Company did not raise any new financing.

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

Results of Operations

The Company had no operating revenues since inception on March 1, 2004 through to the period ended September 30, 2008.  The Company’s activities have been financed from the proceeds of share subscriptions.  From inception, on March 1, 2004, to September 30, 2008, the Company raised gross proceeds of $18,155,000 from private offerings of the Company’s securities.

For the period from inception, March 1, 2004, to September  30, 2008, the Company incurred a loss before income taxes of $33,566,326.  Expenses included $16,993,521 in mineral property and exploration costs.  These costs charged to operations were for the acquisition of the Sagar and Merico-Ethyl Properties in Canada, Madagascar properties, and other abandoned properties including ancillary costs related to the mineral properties.  The Company also incurred $1,279,794 in professional fees during the period. The Company had general and administrative expenses of $2,143,547; stock based compensation of $14,487,459, a foreign exchange translation gain of $555,922 and other income (including interest) of $829,642.

Liquidity and Capital Resources

As at September  30, 2008, the Company had cash on hand of $3,520,030.

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

Issuances of Securities

There were no issuances of securities during the three months ended September 30, 2008.

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

ITEM 3.	Quantitative And Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the development and mining of our mining claim.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2008.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our principal executive officer and our principal financial officer  are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO).  The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report.  Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base their assessment.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was effective as of September 30, 2008.

Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in our annual reports on Form 10-K for the annual reporting periods through June 30, 2009.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

 We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1a.  Risk Factors

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline.

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

WE DO NOT INTEND TO PAY DIVIDENDS.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The Company relies on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended September 30, 2008.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the quarter ended September 30, 2008.

Item 5.  Other Information

There is no information with respect to which information is not otherwise called for by this form.

Item 6.  Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	By-Laws(1)
3.3	Articles of Merger(2)
4.1	2006 Stock Option Plan(3)
10.1	Property Agreement(1)
10.2	Trust Agreement 1(1)
10.3	Trust Agreement 2(1)
10.4	Trust Agreement 3(1)
10.5	Trust Agreement 4(1)
10.6	Letter of Intent effective March 10, 2006 with Apofas Ltd.(4)
10.7	Letter agreement effective May 12, 2006 with Virginia Mines Inc. (5)
10.8	Joint Venture Agreement dated August 22, 2007 between Uranium Star Corp. and Madagascar Minerals and Resources sarl (6)
14.1	Code of Ethics(7)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)

Incorporated by reference from the corresponding Exhibit to the issuer's registration statement on Form SB-2 filed with the SEC on September 14, 2005.

(2)

Incorporated by reference from the corresponding Exhibit to the issuer's annual report on Form 10-K/A filed with the SEC on October 24, 2008

(3)

Incorporated by reference from the corresponding Exhibit to the issuer's registration statement on Form S-8 filed with the SEC on March 9, 2006.

(4)

Incorporated by reference from the corresponding Exhibit to the issuer's current report on Form 8-K filed with the SEC on March 13, 2006.

(5)

Incorporated by reference from the corresponding Exhibit to the issuer's current report on Form 8-K filed with the SEC on May 9, 2006.

(6)

Incorporated by reference from the corresponding Exhibit to the issuer's current report on Form 8-K filed with the SEC on September 11, 2007

(7)

Incorporated by reference from the corresponding Exhibit to the issuer's annual report on Form 10-KSB filed with the SEC on October 12, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Uranium Star Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM STAR CORP.

Date: November 10, 2008

By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon
Chief Executive Officer

By:/s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

--------------------------------------------------------------------

In connection  with the Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange Act of 1934 on Form 10-QSB of Uranium Star Corp. (the "Company") for the period ended September 30, 2008, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

1.

I have reviewed this Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-Q of Uranium Star Corp.;

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

Dated:  November 10, 2008

By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon

Chief Executive Officer

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14b) and Rule 15d-14(b)(17 CFR  240.15d-14(b))  under the Securities Exchange Act of 1934 and Section  1350 of Chapter 63 of Title 18 of the United States Code

--------------------------------------------------------------------

In  connection  with the Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of Uranium Star Corp. (the "Company") for the period ended September 30, 2008, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, Richard E. Schler, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

1.

I have reviewed this Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-Q of Uranium Star Corp.;

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

Dated:  November 10, 2008

By: /s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Uranium Star Corp. (the "Company") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By   /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon

Chief Executive Officer

Date:  November 10, 2008

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Uranium Star Corp. (the "Company") on Form 10-QSB for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,  Richard E. Schler, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

        By  /s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Date:  November 10, 2008