Form 10-Q
period 2008-12-31
Uranium Star Corp.
filed 2009-02-13
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).Yes  No  ☒

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non–Accelerated filer  ☐  Small Business Issuer  ☒

As of  February 10, 2009, there were 74,136,357 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes      No   ☒

Uranium Star Corp.

CERTIFICATIONS

Exhibit 31 – Management certification…………………………………………………... 26-29

Exhibit 32 – Sarbanes-Oxley Act………………………………………………………….30-31

PART I

FINANCIAL INFORMATION

Item 1.

Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2008 are not necessarily indicative of the results that can be expected for the year ending June 30, 2009.

Uranium Star Corp.

(An Exploration Stage Company)

(Unaudited)

(Expressed in US dollars)

December 31, 2008

Index

Interim Consolidated Balance Sheets

F 1

Interim Consolidated Statements of Operations

F 2

Interim Consolidated Statements of Cash Flows

F 3

Notes to the Interim Consolidated Financial Statements

F 4 – F13

Uranium Star Corp.

(An Exploration Stage Company)

Interim Consolidated Balance Sheets

(Expressed in US dollars)

(Unaudited)

	December 31, 2008	June 30, 2008

	$	$

ASSETS

Current Assets

Cash and term deposit	2,950,457	4,395,758
Marketable securities	14,698	51,048
Taxes recoverable	374,362	1,415,360

Total current assets	3,339,518	5,862,166

Property and equipment (Note 3)	28,777	60,633

Total Assets	3,368,294	5,922,799

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	76,621	271,750

Deferred tax liabilities	-	513,872

Total Liabilities	76,621	785,622

Going Concern (Note 1)

Stockholders’ Equity

Common stock, 175,000,000 shares authorized, $0.001 par value, 71,636,357 shares issued and outstanding (June 30, 2008 – 71,636,357 shares)	71,635	71,635

Additional paid-in capital	38,303,969	38,303,969

Accumulated Other Comprehensive Loss	(59,301)	(22,952)

Donated capital	20,750	20,750

Deficit accumulated during the exploration stage	(35,045,380)	(33,236,225)

Total stockholders’ equity	3,291,673	5,137,177

Total Liabilities and Stockholders’ Equity	3,368,294	5,922,799

The accompanying notes are an integral part of these interim consolidated financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated From March 1, 2004 (Date of Inception) to December 31,	For the 3 months Ended December 31,		For the 6 months Ended December 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Amortization	33,142	4,323	4,323	8,646	8,646
Donated services and expenses	18,750	-	-	-	-
Foreign currency transaction (gain) loss	(386,941)	168,981	(20,125)	240,090	(205,912)
General and administrative	2,323,976	180,429	153,639	334,279	439,524
Impairment loss on mineral properties	7,488,508	-	485,560	-	1,250,560
Mineral exploration	10,506,559	1,000,546	345,803	1,608,135	3,412,955
Professional fees	1,419,810	140,016	157,676	211,163	266,931
Stock based compensation (Note 7)	14,487,459	-	891,813	-	2,629,983

Loss from operations	35,891,263	1,495,295	2,018,689	2,402,313	7,802,687

Other income
Interest income	(613,143)	(16,241)	(73,354)	(29,286)	(214,157)
Other income	(232,740)	-	(34,000)	(50,000)	(164,540)

Total loss before provision for income taxes	35,045,380	1,479,054	1,945,335	2,323,027	7,423,990
Income tax expense (recovery)	-	(87,100)	(40,799)	(513,872)	(40,799)

Net loss	35,045,380	1,391,954	1,945,335	1,809,155	7,383,191
Unrealized loss (gain) from investments in marketable securities	59,301	15,325	(18,000)	36,350	(14,000)

Comprehensive loss	35,104,681	1,407,279	1,927,335	1,845,505	7,369,191

Net Loss Per Share – Basic and Diluted	-	(0.02)	(0.03)	(0.03)	(0.11)

Weighted Average Shares Outstanding	-	71,636,357	67,581,168	71,636,357	67,213,571

The accompanying notes are an integral part of these interim consolidated financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	Accumulated From March 1, 2004 (Date of Inception) To December 31,	For the 6 months Ended December 31,
	2008	2008	2007
	$	$	$
Operating Activities

Net loss	(35,045,380)	(1,809,155)	(7,383,191)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	33,142	8,646	8,646
Non-cash proceeds received	(74,000)	-	(74,000)
Donated services expenses	20,750	-	-
Deferred tax expense (recovery)	-	(513,872)	(40,799)
Impairment loss on mineral properties	7,488,508	-	1,250,560
Stock-based compensation	14,487,459	-	2,629,983

Change in operating assets and liabilities
Accounts payable and accrued liabilities	76,620	(195,128)	(362,628)
Taxes recoverable	(374,362)	1,040,998	(1,371,961)

Net Cash Used in Operating Activities	(13,387,263)	(1,468,511)	(5,343,390)

Investing Activities

Mineral property acquisition costs	(899,844)	-	(815,000)
(Purchase) disposal of property and equipment	(61,918)	23,210	-

Net Cash Used in Investing Activities	(961,762)	23,210	(815,000)

Financing Activities

Proceeds from issuance of common stock - net	17,299,482	-	-

Net Cash Provided By Financing Activities	17,299,482	-	-

Increase (Decrease) in Cash	2,950,457	(1,445,301)	(6,158,390)

Cash and term deposit – Beginning of Period	-	4,395,758	12,308,793

Cash and term deposit – End of Period	2,950,457	2,950,457	6,150,403

Non-cash Investing and Financing Activities
Issuance of common stock for mineral properties	3,838,850	-	375,000
Issuance of common stock for services	4,523,125	-	595,000

Supplemental Disclosure
Interest Paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these interim consolidated financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2008

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

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenue from mining operations since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations.  As at December 31, 2008, the Company has accumulated losses of $35,045,380 since inception.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  These consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share".  SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  Basic and diluted loss per share is computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti-dilutive.  Shares underlying these securities totaled approximately 21,262,100 as of December 31, 2008.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2008

(Expressed in US dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income, its components and accumulated balances.  As at December 31, 2008, the Company's only component of other comprehensive income is unrealized losses on marketable securities.

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

December 31, 2008

(Expressed in US dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

k)

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.  Foreign currency transactions are primarily undertaken in Canadian dollars and Malagasy ariary.

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

In July 2006, FASB issued Interpretation No. 48," Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 on July 1, 2007.  The Company recognized no material adjustment in the asset for unrecognized income tax benefits as a result of the adoption, and at the adoption date of July 1, 2007 there were no unrecognized tax benefits that would affect the effective tax rate if recognized.  At December 31, 2008  the Company had no unrecognized tax benefits.  Management does not believe unrecognized tax benefits will significantly change within twelve months of the reporting date.  Interest and penalties related to income tax matters are recognized in income tax expense.  As of December 31, 2008 there is no accrued interest related to uncertain tax positions.

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

December 31, 2008

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FASB 159").  FASB 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently measured at fair value.  The Company adopted FASB 159 effective July 1, 2008.  Upon adoption, the Company did not elect the fair value option for any items within the scope of FASB 159 and, therefore, the adoption of FASB 159 did not have an impact on its financial statements.

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

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2008

(Expressed in US dollars)

(Unaudited)

3.

Property and Equipment

			December 31,	June 30,
		Accumulated	2008	2008
	Cost	Amortization	Net carrying value
	$	$	$	$

Computer equipment	2,001	2,001	-	221
Exploration equipment	44,444	15,667	28,777	60,412

	46,445	17,668	28,777	60,633

4.

Related Party Balances/Transactions

a)

During the six months ended December 31, 2008, the Company incurred a total of $40,810 (2007: $9,000) in office administration and rent expense from a company related by common management.

b)

During the six months ended December 31, 2008, the Company incurred a total of $77,715 (2007: $71,000) in administrative, management and consulting fees to directors, officers and a relative of a director.

c)

During the six months ended December 31, 2008, no stock options were granted (2007:  3,425,000) to directors, officers and a relative of a director.

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

d)

The Company entered into a binding letter of intent dated May 2, 2006, for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  The vendor has the right and option to sell an additional 25% undivided interest in the property.  This agreement is subject to a royalty agreement dated May 27, 1992, as amended November 3, 1993.  The vendor had acquired a 100% interest in the property, subject to a 1% net smelter royalty (NSR) on certain claims, and a 0.5% NSR on other claims.  The vendor has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, the Company must issue 2,000,000 shares of common stock  and 2,000,000 warrants, exercisable at $1.00 per share on or before June 1, 2009; and incur aggregate exploration expenditures in the amount of $2,000,000 on the property on or before August 31, 2008 (the "Earn In" period).  The Company has issued the 2,000,000 shares of common stock and warrants relating to the agreement, and incurred aggregate exploration expenditures of $6,789,423 as at December 31, 2008.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2008

(Expressed in US dollars)

(Unaudited)

5.

Mineral Properties   (continued)

d)

 During the Earn In period, the vendor will have the additional option to sell its remaining 25% for 1,000,000 common shares and 1,000,000 warrants of the Company.   On February 28, 2007, the vendor exercised the option to sell the remaining 25% interest in the property. As such the Company issued 1,000,000 shares of common stock valued at $1,219,000 and 1,000,000 warrants valued at $752,985.

On August 15, 2006, the Company acquired an additional nineteen mineral claims contiguous to the property in consideration for a payment of $5,385 (CAD$6,000) as an acquisition fee, 150,000 common shares valued at $103,500 and 75,000 warrants valued at $34,961.  These shares and warrants were issued on October 4, 2006.  During the year ended June 30, 2008, the Company recognized an impairment loss of $143,846, as it had not yet been determined whether there were proven or probable reserves on the property.  As at December 31, 2008, the cumulative impairment loss is $143,846.

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

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2008

(Expressed in US dollars)

(Unaudited)

5.

Mineral Properties   (continued)

f)

On September 25, 2007, the Company entered into an earn in option with Temex Resources Corp, ("Temex") a public Company listed on the TSX Venture Exchange.  The Company will earn an undivided 50% interest in the "Merico Ethel" and "Yarrow" Property (collectively the "properties").  The "Merico Ethel" Property is comprised of 29 mining claims, 87 units and 3,480 acres in James, Truax and Tudhope Townships, as shown on claim sheets G 0225, G  0251 and G  3724 in the Larder Lake Mining Division, in the Province of Ontario and the "Yarrow" property is comprised of 3 mining claims, 27 units and 1,080 acres as shown on claim sheet G  0260 in the Larder Lake Mining Division, in the Province of Ontario. The earn-in option is exercisable on or before June 30, 2008 (the "earn in date").  To exercise the option and earn an undivided 50% interest in the properties, the Company is required to pay  $50,000 (paid) on the execution of the agreement and incur not less than  $950,000 in exploration and development expenditures on or before the earn in date.  As at December 31, 2008, the Company has complied with the terms of the earned-in option and accordingly owns an undivided 50% interest in the property. Temex shall manage the initial exploration under the supervision of a technical committee and upon satisfying the above; a joint venture will be created to manage the properties.

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

7.

Stock Options and Warrants

(i)

Stock Options

Effective March 8, 2006, the Company filed a Form S 8 Registration Statement in connection with its newly adopted 2006 Stock Option Plan ("the "2006 Plan") allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares.  On December 18, 2006 and February 16, 2007, the Stock Option Plan was amended to increase the stock option pool by an additional 8,000,000 common shares.  No stock options were granted for the six months ended December 31, 2008.

 Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2008

(Expressed in US dollars)

(Unaudited)

7.

Stock Options and Warrants (continued)

The following table summarizes the continuity of the Company's stock options:

	Number of Options	Weighted average exercise price
		$
Outstanding, June 30, 2007	4,935,000	0.63
Granted	4,020,000	0.59

Outstanding, June 30 and December 31, 2008	8,955,000	0.63

Additional information regarding options outstanding as at September 30, 2008 is as follows:

Exercise price	Number of shares	Outstanding Weighted average remaining contractual life (years)	Weighted average exercise price	Exercisable
				Number of shares	Weighted average exercise price
$0.80	515,000	2.58	$0.80	515,000	$0.80
$0.85	1,450,000	2.91	$0.85	1,450,000	$0.85
$0.55	2,970,000	3.20	$0.55	2,970,000	$0.55
$0.59	4,020,000	3.53	$0.59	4.020,000	$0.59

	8,955,000		$0.63	8,955,000	$0.63

On October 23, 2007, the 2,970,000 stock options granted on March 5, 2007 were re-priced from an exercise price of $1.24 per share to $0.55 per share.  The Company recorded stock based compensation expense of $89,100 resulting from the modification.

The weighted average assumptions used are as follows:

	December 31, 2008	June 30, 2008
Expected dividend yield	-	0%
Risk-free interest rate	-	4.61%
Expected volatility	-	121%
Expected option life (in years)	-	5.00

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2008

(Expressed in US dollars)

(Unaudited)

(ii)

Warrants

The following table summarizes the continuity of the Company's warrants:

	Number of Warrants	Weighted average exercise price ($)

Outstanding June 30, 2007	41,059,250	0.75
Granted	500,000	1.00
Exercised	(2,010,000)	0.27
Expired	(255,000)	0.27
Outstanding, June 30, 2008	39,294,250	0.78
Expired	(26,987,150)	0.74
Outstanding, December 31, 2008	12,307,100	0.53

At December 31, 2008, the following share purchase warrants were outstanding:

Number of warrants		Exercise Price ($)	Expiry Date
2,000,000		1.00	June 1, 2009
75,000		1.00	October 4, 2009
1,086,000	(a)	0.50	January 5, 2009
1,657,500		0.75	January 16, 2009
99,000	(a)	0.50	January 16, 2009
2,020,000		0.75	January 19, 2009
81,000		0.50	January 20, 2009
82,800		0.50	February 6, 2009
55,800	(a)	0.50	February 6, 2009
1,000,000		1.18	February 28, 2009
500,000		1.00	December 10, 2009
3,650,000	(b)	0.50	April 26, 2010

12,307,100

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

BACKGROUND

Company Overview

Uranium Star Corp. was incorporated in the State of Nevada on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008. Our fiscal year-end is June 30. The Company is an exploration stage company engaged in the search for uranium, gold and other minerals.  We have an interest in properties located in Canada (provinces of Ontario and Québec) and Madagascar. The property located in Québec, Canada is commonly referred to as the “Sagar Property”.  None of the properties in which we hold an interest has known mineral reserves of any kind at this time.  As such, the work programs planned by us are exploratory in nature.

We have not had any bankruptcy, receivership or similar proceeding since incorporation. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

Business Development

UNTIL WE CAN VALIDATE OTHERWISE, THE PROPERTIES OUTLINED BELOW HAVE NO KNOWN MINERAL RESERVES OF ANY KIND AND WE ARE PLANNING PROGRAMS THAT ARE EXPLORATORY IN NATURE.  Further details regarding the our  properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on our Sagar property in Northern Quebec can be found on our website:  www.uraniumstar.com. The comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on our Three Horses Property located in Madagascar has been submitted to the SEC and TSX for approval.

Competitive Conditions

The mineral exploration and mining industry is competitive in all phases of exploration, development and production. We compete with a number of other entities and individuals in the search for, and acquisition of, attractive mineral properties. As a result of this competition, the majority of which is with companies with greater financial resources than us, we may not in the future be able to acquire attractive properties on terms it considers acceptable.  Furthermore, we compete with other resource companies, many of whom have greater financial resources and/or more advanced properties that are better able to attract equity investments and other capital.  Factors beyond our control of may affect the marketability of minerals mined or discovered by us.

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

The area comprising these claims is approximately 6,580 hectares.  In this part of the Province of Québec, claim outlines are predetermined by “map staking.”  Previously staked claims are superimposed upon by the map-staking grid, producing some of the small parcels. There are no carried environmental liabilities on the property. All surface work requires provincial government permits, including camp construction permits. These have been acquired by us.

Agreement

On May 4, 2006, Virginia Mines Inc. (“Virginia”) and our company entered into a binding agreement whereby we were granted an option to acquire an undivided 75% participating interest in 200 claims constituting the Sagar Property located in the Labrador Trough in Northern Québec.  Under the terms of this agreement, we had the option to earn a 75% interest in the Sagar Property by issuing to Virginia 2,000,000 of our common shares and 2,000,000 of our common share purchase warrants, each warrant entitling Virginia to acquire one of our common shares at a price of US$1.00 for a period of three years from the date of issue thereof, and by incurring total exploration expenditures of $2,000,000 on the Sagar Property by August 2008.  Furthermore,

Virginia had the option, at any time, to sell its remaining 25% participating interest in the Sagar Property in consideration for the issue to it of 1,000,000 of our common shares and 1,000,000 our of common share purchase warrants.  The common share purchase warrants shall be exercisable at a price equal to the 20-trading day weighted average closing price preceding the selling date, and shall be valid for a period of two years from the date of issuance.  Upon our earning a 100% interest in the Sagar Property, Virginia shall retain a 1.5% royalty (NSR).  In the event of a gold discovery on the Sagar Property with an NI 43-101 indicated resource of no less than 500,000 ounces, Virginia shall be entitled to exercise a back-in right to re-acquire a 51% interest in the Sagar Property by making a cash payment or issuing common shares equivalent to an amount equal to 250% of the expenditures incurred by us on the Sagar Property at such time.  Upon the exercise of such back-in right, Virginia would become the operator of the Sagar Property.

On February 19, 2007, Virginia exercised its option to sell its 25% remaining interest in the Sagar Property to us and in connection therewith, we issued to Virginia 1,000,000 of our common shares and 1,000,000 of our common share purchase warrants, with each such warrant being exercisable at a price of $1.24 for a period of two years from the date of issuance. As a result of this exercise, we now holds a 100% interest in the Sagar Property, subject to a royalty equal to 1% of net smelter returns on certain claims 0.5% on net smelter returns on other claims owned by Pierre Poisson and Joanne Jones (the "P&J Royalty") (see below), and a royalty in favour of Virginia equal to 1.5% of net smelter returns. Under the agreement with Virginia, we must incur aggregate exploration expenditures of at least $2,000,000 on the Sagar Property on or before August 31, 2008.

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

As at December 31, 2008, we incurred an aggregate of $6,789,423 of exploration expenditures on the Sagar Property.

We are currently up to date with all obligations required to maintain the property in good standing.

FERDERBER CLAIMS

Property Description and Location

Uranium Star has acquired a 100% undivided right, title and interest in and to 19 mining claims (0036315, 0036316, 0036317, 0036318, 0036319, 0036320, 0036321, 0036322, 0036323, 0036324, 0036325, 0036326, 0036327, 0030649, 0030650, 0030640, 0030638, 0030612, 0030613) held by Mr. Peter Ferderber, covering an area of approximately 64 hectares located in the Central Labrador Trough Region of Québec, 13 of which are contiguous to our Sagar Property.

In consideration of our receiving a 100% interest in these claims (free and clear of all encumbrances), subject to any net smelter return royalties, we paid Cdn$6,000, and issued 150,000 shares of our common stock and a warrant exercisable for 75,000 of our common shares, exercisable at $1.00 for a three year period from date of issuance.

Underlying Royalty (NSR)

Mr. Ferderber retains a 1% net smelter return royalty on this property and agreed that we shall have a first right of refusal to purchase the 1% net smelter return royalty should Mr. Ferderber, at his sole discretion, elect to sell the royalty.

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

Agreement

On August 22, 2007, we entered into a joint venture agreement with Madagascar Minerals and Resources sarl, a company incorporated under the laws of Madagascar. The joint venture, to be known as the “Three Horses Joint Venture”, will be operated through a Madagascar limited liability company in which we will own a 75% undivided interest and Madagascar Minerals will own the remaining 25% interest. The consideration paid to Madagascar Minerals to acquire the 75% stake in the joint venture consisted of:

(i)

a signing fee of $15,000 within 15 days of the properties vesting in the joint venture;

(ii)

a payment of $750,000 within 15 days of the properties vesting in the joint venture  and

(iii)

the issuance of 1,250,000 of our common shares and 500,000 of our share purchase warrants within 30 days of the properties vesting in the company created for the joint venture under Madagascar law. Each share purchase warrant is exercisable at $1.00 per share for a period of 2 years from the date of issuance.

We agreed to give Madagascar Minerals a free carried interest in the joint venture until completion of a pre-feasibility study.

We will be the operator of the Three Horses Joint Venture, with exclusive rights to direct and manage all exploration and other activities of the joint venture.

Madagascar Minerals will assist in obtaining all necessary approvals relating to exploration permits, permission and exploitation rights from local and governmental agencies and institutions with regulatory and statutory authority at the our expense.

We can terminate the joint venture agreement by giving 60 days advance written notice to Madagascar Minerals and Resources sarl, who then has a first right of refusal over the properties.

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

(i)

the 1st 1% at US$1,000,000 in cash or our common shares; and

(ii)

the 2nd  1% at US$ 1,500,000 in cash or our common shares;

both at the option of the remaining shareholder.

We may assign all or its part of its interest in the Three Horses Joint Venture to another party without the express consent from Madagascar Minerals and Resources sarl.  Madagascar Minerals and Resources sarl may not assign its interest without our express agreement.

Exploration Program.

The Three Horses Property, consisting of 36 squares, covering an area of approximately 194 square kilometres, displays extensive gossan outcroppings at surface and has, as part of its attractiveness, visual similarities to Nevsun Resource's Bisha Project in Eritrea. An examination of part of the Three Horse Property revealed several large areas covered with gossanous boulders which are believed to overlie massive sulphide mineralization. At Bisha, in Eritrea, the gossanous material contains appreciable amounts of gold which overlay an extensive supergene enriched copper zone which itself overlies zinc rich primary massive sulphides. Management  anticipates that a similar weathering regime in Madagascar may produce similar styles of mineralization at the Three Horse Property.

•

We conducted a first phase of exploration from September to November 2007 for the Three Horses Joint Venture which included: road maintenance, camp construction, data acquisition, an airborne geophysical survey, geological mapping, stream sediment sampling, prospecting and mechanical trenching.

All phases of the exploration project are managed by Taiga Consultants of Calgary.

In the latter part of March 2008 to June 2008 a full field exploration program following up on the airborne geophysical survey and results of the 2007 exploration program was implemented. This included geological mapping, prospecting, ground geophysical surveys and geochemical sampling.

 Diamond drilling commenced in October 2008.

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

Agreement

On September 25, 2007, we entered into an earned-in option with Temex Resources Corp, ("Temex") a public Company listed on the TSX Venture Exchange. We will earn an undivided 50% interest in the "Merico Ethel" and "Yarrow" Property (collectively the "Temex Properties”).

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

As at December 31, 2008, we have complied with the terms of the earned-in option and accordingly own an undivided 50% undivided interest in the property. We are currently up to date with all obligations required to maintain our property holdings in good standing.

Plan of Operation

Our plan of operations for the period until December 31, 2009 is to complete the following objectives within the time periods specified, subject to our obtaining the necessary funding and/or permits for continued exploration of the mineral properties. The following table, although subject to revision,  summarizes the anticipated exploration expenditures on our current properties for the period until December 31, 2009.

ESTIMATED EXPLORATION BUDGET
	2008/9	2009/10	Totals
Sagar Project (includes Ferderber Claims)		100,000	100,000
Madagascar	2,600,000	500,000	3,100,000
Other		200,000	200,000
Totals	2,600,000	800,000	3,400,000

Madagascar Properties

Diamond drilling commenced on the Three Horses Property in October of 2008. This was preceded by ground geophysical surveys, geochemical sampling, geological mapping and prospecting. The program was initially geared to following up on the helicopter-borne EM survey which results indicated a large number of anomalies, some of which are directly related to known surface gossans. These were believed to overlie massive sulphide mineralization.

During the 2008 field work a number of gold showings and anomalies were discovered on the Three Horses Property. Although massive sulphide mineralization was the primary focus of the drill program, several attractive gold targets were also drill tested.

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

It has also been discerned that at least one of the streams in the Ianapera area contains significant amounts of gold that is currently being panned by locals. Stream sediment sampling was carried out earlier in 2008 to determine if a source for the gold in the drainage sediments can be found. Exploration work is ongoing and analytical results are pending.

Management has  identified potentially economic vanadium mineralization on the northern part of its Three Horses Property in Madagascar.  Initial grab sample results from the area, confirmed by ALS Chemex, have identified vanadium values over the detection limit of 10000 ppm, or 1.628% V2O5 equivalent.

Field analysis utilizing an Innov-X Systems X-50 mobile XRF unit was conducted on the core samples from the drill testing carried out over three vanadium target areas and has indicated the presence of significant values of vanadium.

Based on the vanadium mineralization identified to date through XRF analysis, there appears to be a vanadium-rich trend with a strike length of approximately 800 meters.

The field results have yet to be verified with assay results. Samples were sent for analysis at ALS Chemex’s ISO 9001:2000 and ISO 17025:2005 accredited laboratory in Vancouver.

Further interpretive work by our geologists identified a 21 kilometre long trend that hosts significant amounts of vanadium. This north-south trend stretches almost the entire length of the

Property.  We have since verified the existence of a third vanadium trend located 1 kilometre to the west of the initial discovery in the northern area of the Property.

Soil sample results from the southern mineralized zone confirm at least a 1900 metre strike length with indications that the mineralized structure continues to the north. Values in soil of up to 2710 parts per million (ppm) vanadium have been returned in soils. A Landsat imagery study indicates that the anomalous vanadium trend can be traced over the entire 21 kilometre length of the Property. This is represented by color-depicted alteration trends using various spectral bands.

The airborne electromagnetic (AEM) survey flown late in 2007 displays an obvious zone of low resistivity associated with the vanadium mineralization that can also be extrapolated along the entire length of the property. Within this zone, the AEM survey has defined dozens of high quality electromagnetic anomalies that are interpreted to be caused by graphite. The AEM was able to clearly penetrate through a thin laterite cap that is located over a 2.5 kilometre extent of the vanadium trend. This is located in the west central part of the Property.

Horizontal loop EM surveys on the Property have confirmed the AEM anomalies, clearly defining that the southern mineralized trend and the most eastern vanadium trend are one extensive zone that can be interpreted over a length of at least 21 kilometres.

Drilling and subsequent XRF analysis of selected core samples have defined a third zone of potential mineralization located parallel to and approximately 1 kilometre west of the initial northern vanadium trend discovery The initial grab sample results from both areas, confirmed by ALS Chemex, have identified vanadium values over the detection limit of 10000 ppm, or 1.7% V₂O₅ equivalent.

Airborne radiometric data obtained from the Madagascar Government (500 metre line spacing) clearly indicates that the three recently discovered vanadium trends have a coincident uranium (eU) signature. Our ground radiometric surveys have confirmed this anomalous radioactivity.

Geochemical analysis for a regional stream sediment sampling program completed earlier in the year  identified 5 additional vanadium-rich trends over strike lengths of 5.2 km, 4.6 km, 3.5 km, 2.2 km and 2.0 km respectively. These newly identified trends have received no additional work and indicate that vanadium mineralization is widespread on the Three Horses Property.

The vanadium mineralization is hosted by graphitic quartzofeldspathic gneiss, some of which contains appreciable amounts of sulphides, in relatively close association with marble units. Some of the better surface exposures are gossanous. Known vanadium deposits,, world wide, do not feature any immediate analogies. It may be that we have discovered a new variety of vanadium deposit that has yet to be documented.

Management is  awaiting assays from its recently completed drill program, which concluded largely due to the beginning of the rainy season in Madagascar. The drill has been stored on the Property in anticipation of a more extensive exploration program, which will commence in the spring of 2009, commensurate with the conclusion of the rainy season.

Work currently being conducted includes mineralogy to specifically identify the style of vanadium mineralization. It is anticipated that this will be followed by preliminary metallurgical work to determine what recoveries can be obtained from this unique style of vanadium deposit.

No gold was identified in drill core during the exploration program which tested quartz veins, breccia zones, structural intersections, and artisanal gold workings. Drill core samples from prospective intervals have been submitted from these holes for geochemical analysis.

No significant VMS mineralization of significance was encountered during the drilling program. Previous analytical results indicated geochemical associations common to VMS mineralization, but the high degree of ductile strain found over the Three Horses Property has in all likelihood sheared any VMS mineralization into long thin bodies of little significance. This is postulated by the thin subsurface gossanous mineralization encountered while drilling below gossans with VMS-like geochemical signatures. This gossanous material has been boudinaged into pencil/rod-like structures that are foliation parallel and/or associated with brittle deformation structures (i.e. breccia zones).

A total of 4,073 meters in 31 holes were completed.

The budget for the exploration work on the Madagascar properties was set at approximately $2,600,000 for 2008/9.

Future Programs

A number of selected core samples have been sent for mineralogical study using a scanning electron microscope (SEM). It is anticipated that this work will ascertain the minerals containing the vanadium mineralization and determine if they are amenable to metallurgical extraction. This work will be followed by a metallurgical test program on core rejects to determine initial recovery expectations.

Once all assay results from the drill program are finalized a complete report on the 2008 exploration program will be generated. This will include recommendations for future work and a proposed budget. It is anticipated that this work will include an extensive in-fill drill program, commencement of environmental work and commencement of geotechnical studies.

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

Future Programs

In light of empirical observations collected during the course of 2007 exploration activities, other targets have been identified which could prove to be volumetrically more significant than the source of the Mistamisk Boulder Field.  In order of priority, management believes future exploration on the Sagar Property should focus on the discovery of:

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

We await reports from Temex with respect to the completed exploration programs and their results.

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

Capital Financing

From inception to June 30, 2004, we raised $59,750 through the issuance of 9,585,000 common shares.

For the year ended June 30, 2005, we did not raise any new financing.

For the year ended June 30, 2006, the Company raised $795,250 through the issuance of 2,980,000 common shares and 2,265,000 share purchase warrants.

For the year ended June 30, 2007, we raised $17,300,000 through the issuance of 34,600,000 common shares and 29,000,250 share purchase warrants.

For the year ended June 30, 2008 and to the period subsequent thereof, we did not raise any new financing.

Management anticipates that additional funding will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of common stock for additional phases of exploration.  We believe that debt financing will not be an alternative for funding additional phases of exploration.  We do not have any arrangements in place for any future equity financing.

Results of Operations

We had no operating revenues since inception on March 1, 2004 through to the period ended December 31, 2008.  Ours activities have been financed from the proceeds of share subscriptions.  From inception, on March 1, 2004, to December 31, 2008, we raised gross proceeds of $18,155,000 from private offerings of our securities.

For the period from inception, March 1, 2004, to December 31, 2008, we incurred a loss before income taxes of $35,045,380.  Expenses included $17,995,107 in mineral property and exploration costs.  These costs charged to operations were for the acquisition of the Sagar and Merico-Ethyl Properties in Canada, Madagascar properties, and other abandoned properties including ancillary costs related to the mineral properties.  We also incurred $1,419,810 in professional fees during the period. We had general and administrative expenses of $2,323,975; stock based compensation of $14,487,459, a foreign exchange translation gain of $386,941 and other income (including interest) of $845,883.

Liquidity and Capital Resources

As at December 31, 2008, we had cash on hand of $2,950,457.

We funded the business to date through the sale of our common stock.

We hold a significant portion of cash reserves in Canadian dollars.  Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in both translation gains or losses in US dollar terms.  If there was to be a significant decline in the Canadian dollar versus the US Dollar the US dollar cash position would also significantly decline.  We have  not entered into derivative instruments to offset the impact of foreign exchange fluctuations.  Such foreign exchange declines could cause us to experience losses.

There are no assurances that we will be able to achieve further sales of common stock or any other form of additional financing.  If our is unable to achieve the financing necessary to continue the plan of operations, then we will not be able to continue our exploration and our venture will fail.

Issuances of Securities

There were no issuances of securities during the six months ended December 31, 2008.

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

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

ITEM 3.	Quantitative And Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the development and mining of our mining claim.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2008.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our principal executive officer and our principal financial officer are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO).  The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report.  Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base their assessment.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended December 31, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no Unregistered Sales of Equity Securities during the six months ended December 31, 2008.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended December 31, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

On December 23, 2008, at our annual meeting, our shareholders elected J.A. Kirk McKinnon, Richard E. Schler, William Nielsen, Hadyn Butler and Elgin M. Wolfe serve a term of one year or until his successor is duly elected or appointed.  In addition, our shareholders voted to ratify  the appointment of MSCM LLP, Chartered Accountants, as the Company's independent registered public accounting firm for the fiscal year ending June 30, 2009

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

URANIUM STAR CORP.

Date: February 10, 2009

By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon
Chief Executive Officer

By:/s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

--------------------------------------------------------------------

In connection  with the Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange Act of 1934 on Form 10-Q of Uranium Star Corp. (the "Company") for the period ended December 31, 2008, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

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

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's second fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Dated:  February 10, 2009

By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon

Chief Executive Officer

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14b) and Rule 15d-14(b)(17 CFR  240.15d-14(b))  under the Securities Exchange Act of 1934 and Section  1350 of Chapter 63 of Title 18 of the United States Code

--------------------------------------------------------------------

In  connection  with the Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-Q of Uranium Star Corp. (the "Company") for the period ended December 31, 2008, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, Richard E. Schler, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

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

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's second fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Dated:  February 10, 2009

By: /s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Uranium Star Corp. (the "Company") on Form 10-Q for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By   /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon

Chief Executive Officer

Date:  February 10, 2009

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Uranium Star Corp. (the "Company") on Form 10-Q for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,  Richard E. Schler, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

        By  /s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Date:  February 10, 2009