Form 10-Q
period 2009-03-31
Uranium Star Corp.
filed 2009-05-15
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).Yes  No  ☒

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non–Accelerated filer  ☐  Small Business Issuer  ☒

As of  May 14, 2009, there were 75,736,357 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes      No   ☒

Uranium Star Corp.

CERTIFICATIONS

Exhibit 31 – Management certification…………………………………………………... 29-32

Exhibit 32 – Sarbanes-Oxley Act………………………………………………………….33-34

PART I

FINANCIAL INFORMATION

Item 1.

Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2008.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending June 30, 2009.

Uranium Star Corp.

(An Exploration Stage Company)

(Unaudited)

(Expressed in US dollars)

March 31, 2009

Index

Interim Consolidated Balance Sheets

F 1

Interim Consolidated Statements of Operations and Comprehensive Loss

F 2

Interim Consolidated Statements of Cash Flows

F 3

Notes to the Interim Consolidated Financial Statements

F 4 – F13

Uranium Star Corp.

(An Exploration Stage Company)

Interim Consolidated Balance Sheets

(Expressed in US dollars)

(Unaudited)

	March 31, 2009	June 30, 2008

	$	$

ASSETS

Current Assets

Cash and cash equivalents	1,334,867	4,395,758
Marketable securities	1,063,643	51,048
Interest receivable	16,489	-
Taxes recoverable	357,837	1,415,360

Total current assets	2,772,836	5,862,166

Property and equipment	26,667	60,633

Total Assets	2,799,503	5,922,799

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	55,891	271,750

Deferred tax liabilities	-	513,872

Total Liabilities	55,891	785,622

Going Concern (Note 1)

Stockholders’ Equity

Common stock, 175,000,000 shares authorized, $0.001 par value, 74,136,357 shares issued and outstanding (June 30, 2008 – 71,636,357 shares)	74,135	71,635

Additional paid-in capital	38,551,469	38,303,969

Accumulated other comprehensive loss	(68,256)	(22,952)

Donated capital	20,750	20,750

Deficit accumulated during the exploration stage	(35,834,486)	(33,236,225)

Total stockholders’ equity	2,743,612	5,137,177

Total Liabilities and Stockholders’ Equity	2,799,503	5,922,799

The accompanying notes are an integral part of these interim consolidated financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

(Unaudited)

	Accumulated From March 1, 2004 (Date of Inception) to March 31,	For the 3 months Ended March 31,		For the 9 months Ended March 31,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Amortization	35,252	2,110	4,323	10,756	12,969
Donated services and expenses	18,750	-	-	-	-
Foreign currency transaction (gain) loss	(307,467)	79,474	3,455	319,564	(202,457)
General and administrative	2,389,581	65,606	353,136	399,884	792,660
Impairment loss on mineral properties	7,488,508	-	-	-	1,250,560
Mineral exploration	10,817,621	311,062	673,476	1,919,197	4,086,431
Professional fees	1,504,008	84,198	67,300	295,361	334,231
Stock based compensation (Note 6 and 7)	14,737,459	250,000	-	250,000	2,629,983

Loss from operations	36,683,712	792,450	1,101,690	3,194,762	8,904,377

Other income
Interest income	(616,486)	(3,343)	(46,226)	(32,629)	(260,383)
Other income	(232,740)	-	(8,900)	(50,000)	(173,440)

Total loss before provision for income taxes	35,834,486	789,107	1,046,564	3,112,133	8,470,554
Income tax expense (recovery)	-	(87,100)	(55,408)	(513,872)	(96,207)

Net loss	35,834,486	702,007	991,156	2,598,261	8,374,347
Unrealized loss (gain) from investments in marketable securities	68,255	8,954	(2,000)	45,304	(16,000)

Comprehensive loss	35,902,741	710,961	989,156	2,643,565	8,358,347

Net Loss Per Share – Basic and Diluted	-	(0.01)	(0.01)	(0.04)	(0.12)

Weighted Average Shares Outstanding	-	73,386,357	71,636,357	72,213,280	68,682,452

The accompanying notes are an integral part of these interim consolidated financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	Accumulated From March 1, 2004 (Date of Inception) To March 31,	For the 9 months Ended March 31,
	2009	2009	2008
	$	$	$
Operating Activities

Net loss	(35,834,486)	(2,598,261)	(8,374,347)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	35,252	10,756	12,969
Non-cash proceeds received	(74,000)	-	(74,000)
Donated services	20,750	-	-
Deferred tax expense (recovery)	-	(513,872)	(96,207)
Impairment loss on mineral properties	7,488,508	-	1,250,560
Stock-based compensation	14,737,459	250,000	2,629,983

Change in operating assets and liabilities
Interest receivable	(16,489)	(16,489)
Accounts payable and accrued liabilities	55,889	(215,859)	(404,235)
Taxes recoverable	(357,837)	1,057,523	(1,267,929)

Net Cash Used in Operating Activities	(13,944,954)	(2,026,202)	(6,323,206)

Investing Activities

Mineral property acquisition costs	(899,844)	-	(815,000)
Marketable securities	(1,057,899)	(1,057,899)
Acquisition of equipment	(61,918)		-
Disposal of property and equipment		23,210

Net Cash Used in Investing Activities	(2,019,661)	(1,034,689)	(815,000)

Financing Activities

Proceeds from issuance of common stock - net	17,299,482	-	-

Net Cash Provided By Financing Activities	17,299,482	-	-

Increase (Decrease) in Cash	1,334,867	(3,060,891)	(7,138,206)

Cash and cash equivalents – Beginning of Period	-	4,395,758	12,308,793

Cash and cash equivalents – End of Period	1,334,867	1,334,867	5,170,587

Non-cash Investing and Financing Activities
Issuance of common stock for mineral properties	3,838,850	-	375,000
Issuance of common stock for services	4,773,125	250,000	595,000

Supplemental Disclosure
Interest paid	-	-	-
Interest received Income taxes paid	32,629	32,629	-

The accompanying notes are an integral part of these interim consolidated financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2009

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

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenue from mining operations since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations.  As at March 31, 2009, the Company has accumulated losses of $35,834,486 since inception.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  These consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Principals of Consolidation and Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Uranium Star Corp. and its wholly-owned subsidiaries, Uranium Star (Mauritius) Ltd. and Uranium Star Madagascar Sarl.  All inter company accounts and transactions have been eliminated on consolidation.  These interim consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company's fiscal year end is June 30.

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

c)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share".  SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  Basic and diluted loss per share is computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti-dilutive.  Shares underlying these securities totaled approximately 13,855,000 as of March 31, 2009.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2009

(Expressed in US dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income, its components and accumulated balances.  As at March 31, 2009, the Company's only component of other comprehensive income is unrealized losses on marketable securities.

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

h)

Mineral Property Costs

The Company has been in the exploration stage since its inception on March 1, 2004, and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04 02, "Whether Mineral Rights Are Tangible or Intangible Assets".  The Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units of production method over the estimated life of the probable reserve  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

j)

Financial Instruments

The fair value of cash and cash equivalents, interest receivable, and accounts payable were estimated to approximate their carrying values due to the immediate or short term maturity of these financial instruments.  The Company's operations are in Canada which results in exposure to market risks from changes in foreign currency rates.  The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2009

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

In July 2006, FASB issued Interpretation No. 48," Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 on July 1, 2007.  The Company recognized no material adjustment in the asset for unrecognized income tax benefits as a result of the adoption, and at the adoption date of July 1, 2007 there were no unrecognized tax benefits that would affect the effective tax rate if recognized.  At March 31, 2009,  the Company had no unrecognized tax benefits.  Management does not believe unrecognized tax benefits will significantly change within twelve months of the reporting date.  Interest and penalties related to income tax matters are recognized in income tax expense.  As of March 31, 2009 there is no accrued interest related to uncertain tax positions.

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

March 31, 2009

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

The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company is able to classify fair value balances based on the observability of those inputs.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1

Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

Level 2

Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.  Level 2 includes those financial instruments that are valued using models or other valuation methodologies.  These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.  Instruments in this category include non-exchange-traded derivatives such as over the counter forwards, options and repurchase agreements.

Level 3

Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management's best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers' needs.  At each balance sheet date, the Company performs an analysis of all instruments subject to SFAS No. 157 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

Marketable securities are measured at fair value on a recurring basis based on a level one measurement.

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

March 31, 2009

(Expressed in US dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

o)

Recent Accounting Pronouncements (continued)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company is currently evaluating the potential impact of the adoption of SFAS No. 162.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”.  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, “Earnings per Share”.  This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Furthermore, all prior period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1.  The Company is currently evaluating the potential impact of the adoption of FSP EITF 03-6-1.

3.

Property and Equipment

			March 31,	June 30,
		Accumulated	2009	2008
	Cost	Amortization	Net carrying value
	$	$	$	$

Computer equipment	2,001	2,001	-	221
Exploration equipment	44,444	17,777	26,667	60,412

	46,445	19,778	26,667	60,633

F – 8

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2009

(Expressed in US dollars)

(Unaudited)

4.

Related Party Balances/Transactions

a)

During the nine months ended March 31, 2009, the Company incurred a total of $40,810 (2008: $18,000) in office administration and rent expense from a company related by common management.

b)

During the nine months ended March 31, 2009, no stock options were granted (2008:  3,425,000) to directors, officers and a relative of a director.

c)

During the nine months ended March 31, 2009, 1,850,000 shares were issued to directors, officers and a relative of a director.

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

d)

The Company entered into a binding letter of intent dated May 2, 2006, for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  The vendor has the right and option to sell an additional 25% undivided interest in the property.  This agreement is subject to a royalty agreement dated May 27, 1992, as amended November 3, 1993.  The vendor had acquired a 100% interest in the property, subject to a 1% net smelter royalty (NSR) on certain claims, and a 0.5% NSR on other claims.  The vendor has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, the Company must issue 2,000,000 shares of common stock  and 2,000,000 warrants, exercisable at $1.00 per share on or before June 1, 2009; and incur aggregate exploration expenditures in the amount of $2,000,000 on the property on or before August 31, 2008 (the "Earn In" period).  The Company has issued the 2,000,000 shares of common stock and warrants relating to the agreement, and incurred aggregate exploration expenditures of $6,778,089 as at March 31, 2009.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2009

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

On August 15, 2006, the Company acquired an additional nineteen mineral claims contiguous to the property in consideration for a payment of $5,385 (CAD$6,000) as an acquisition fee, 150,000 common shares valued at $103,500 and 75,000 warrants valued at $34,961.  These shares and warrants were issued on October 4, 2006.  During the year ended June 30, 2008, the Company recognized an impairment loss of $143,846, as it had not yet been determined whether there were proven or probable reserves on the property.  As at March 31, 2009, the cumulative impairment loss is $143,846.

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

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2009

(Expressed in US dollars)

(Unaudited)

5.

Mineral Properties   (continued)

f)

On September 25, 2007, the Company entered into an earn in option with Temex Resources Corp, ("Temex") a public Company listed on the TSX Venture Exchange.  The Company will earn an undivided 50% interest in the "Merico Ethel" and "Yarrow" Property (collectively the "properties").  The "Merico Ethel" Property is comprised of 29 mining claims, 87 units and 3,480 acres in James, Truax and Tudhope Townships, as shown on claim sheets G 0225, G  0251 and G  3724 in the Larder Lake Mining Division, in the Province of Ontario and the "Yarrow" property is comprised of 3 mining claims, 27 units and 1,080 acres as shown on claim sheet G  0260 in the Larder Lake Mining Division, in the Province of Ontario.  The earn-in option is exercisable on or before June 30, 2008 (the "earn in date").  To exercise the option and earn an undivided 50% interest in the properties, the Company is required to pay  $50,000 (paid) on the execution of the agreement and incur not less than  $950,000 in exploration and development expenditures on or before the earn in date.  As at March 31, 2009, the Company has complied with the terms of the earned-in option and accordingly owns an undivided 50% interest in the property.  Temex shall manage the initial exploration under the supervision of a technical committee and upon satisfying the above; a joint venture will be created to manage the properties.

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

After the initial drill program was completed and assay results obtained, the Company elected not to continue with its earn-in option and all rights to the property were relinquished to Temex Resources.

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

d)

On January 27, 2009, the Company issued 2,500,000 common shares to directors, officers and consultants as compensation for services rendered at a fair value of $250,000.  The shares were valued at an estimated fair market value of $0.10 per share based on the prevailing quoted market price on the date of issue.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2009

(Expressed in US dollars)

(Unaudited)

7.

Stock Options and Warrants

(i)

Stock Options

Effective March 8, 2006, the Company filed a Form S 8 Registration Statement in connection with its newly adopted 2006 Stock Option Plan ("the "2006 Plan") allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares.  On December 18, 2006 and February 16, 2007, the Stock Option Plan was amended to increase the stock option pool by an additional 8,000,000 common shares.  No stock options were granted for the nine months ended March 31, 2009.

The following table summarizes the continuity of the Company's stock options:

	Number of Options	Weighted average exercise price
		$
Outstanding, June 30, 2007	4,935,000	0.63
Granted	4,020,000	0.59
Outstanding, June 30 2008	8,955,000	0.63
Cancelled	(1,325,000)	0.66
Outstanding, March 31, 2009	7,630,000	0.63

Additional information regarding options outstanding as at March 31, 2009 is as follows:

Exercise price	Number of shares	Outstanding Weighted average remaining contractual life (years)	Weighted average exercise price	Exercisable
				Number of shares	Weighted average exercise price
$0.80	515,000	2.33	$0.80	515,000	$0.80
$0.85	1,025,000	2.66	$0.85	1,025,000	$0.85
$0.55	2,570,000	2.95	$0.55	2,570,000	$0.55
$0.59	3,520,000	3.28	$0.59	3,520,000	$0.59

	7,630,000		$0.63	7,630,000	$0.63

On October 23, 2007, the 2,970,000 stock options granted on March 5, 2007 were re-priced from an exercise price of $1.24 per share to $0.55 per share.  The Company recorded stock based compensation expense of $89,100 resulting from the modification.

The weighted average assumptions used are as follows:

	March 31, 2009	June 30, 2008
Expected dividend yield	-	0%
Risk-free interest rate	-	4.61%
Expected volatility	-	121%
Expected option life (in years)	-	5.00

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2009

(Expressed in US dollars)

(Unaudited)

7.

Stock Options and Warrants

(ii)

Warrants

The following table summarizes the continuity of the Company's warrants:

	Number of Warrants	Weighted average exercise price ($)

Outstanding June 30, 2007	41,059,250	0.75
Granted	500,000	1.00
Exercised	(2,010,000)	0.27
Expired	(255,000)	0.27
Outstanding, June 30, 2008	39,294,250	0.78
Expired	(33,069,250)	0.75
Outstanding, March 31, 2009	6,225,000	0.71

At March 31, 2009, the following share purchase warrants were outstanding:

Number of warrants		Exercise Price ($)	Expiry Date
2,000,000		1.00	June 1, 2009
75,000		1.00	October 4, 2009
500,000		1.00	December 10, 2009
3,650,000	(a)	0.50	April 26, 2010

6,225,000

a)

On April 2, 2008, the Company amended the 3,650,000 warrants issued to directors, officers and consultants on April 26, 2006.  The exercise price was re priced from $1.00 per share to $0.50 per share with an expiry date of April 26, 2010.

8.

Subsequent Events

a)

On April 21, 2009 the Company re-priced its 7,630,000 outstanding stock options by amending the exercise price to $0.15.

b)

On April 21, 2009 the Company issued 1,600,000 of common stock to directors, officers and consultants as bonus compensation for their services to the Company.

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

BACKGROUND

Company Overview

Uranium Star Corp. was incorporated in the State of Nevada on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008. Our fiscal year-end is June 30. The Company is an exploration stage company engaged in the search for uranium, gold and other minerals.  We have an interest in properties located in Canada (province of Québec) and Madagascar. The property located in Québec, Canada is commonly referred to as the “Sagar Property”.  None of the properties in which we hold an interest has known mineral reserves of any kind at this time.  As such, the work programs planned by us are exploratory in nature.

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

Sagar Property:  Romanet Horst, Labrador Trough, Québec, Canada

Property Description and Location

The Sagar Property comprises 219 blocks of claims in the Territory of Nunavik, Province of Québec, Canada.  The approximate center of exploration activity is circa 56°22’ N latitude and circa 68° 00’ W longitude.  Details on the individual claims are available on-line at the Government of Québec’s Ministère des Resources naturelles et de la Faune GESTIM website at https://gestim.mines.gouv.qc.ca.

The area comprising these claims is approximately 6,580 hectares.  In this part of the Province of Québec, claim outlines are predetermined by “map staking.”  Previously staked claims are superimposed upon by the map-staking grid, producing some of the small parcels. There are no carried environmental liabilities on the property. All surface work requires provincial government permits, including camp construction permits. These have been acquired.

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

The agreement with Virginia is subject to a royalty agreement dated May 27, 1992 (as amended by agreements dated May 10, 1993 and November 3, 1993, collectively, the "Virginia Royalty Agreement") between Virginia Gold Mines Inc. (predecessor to Virginia) and Pierre Poisson and Joanne Jones.  Pursuant to the Virginia Royalty Agreement, Virginia acquired a 100% interest in the Sagar Property, subject to the P&J Royalties.  Pursuant to the Virginia Royalty Agreement, Virginia had the right to buy back half of the 1% net smelter return royalty (0.5%) for $200,000, and half of the 0.5% net smelter return royalty (0.25%) for $100,000, such P&J Royalty repurchase are now held by the Company.

As at March 31, 2009, we incurred an aggregate of $6,778,089 of exploration expenditures on the Sagar Property.

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

Exploration Program.

The Three Horses Property, consisting of 36 squares, covering an area of approximately 194 square kilometres, displays extensive gossan outcroppings at surface. An examination of part of the Three Horse Property revealed several large areas covered with gossanous boulders which are believed to overlie massive sulphide mineralization. We conducted a first phase of exploration from September to November 2007 for the Three Horses Joint Venture which included: road maintenance, camp construction, data acquisition, an airborne geophysical survey, geological mapping, stream sediment sampling, prospecting and mechanical trenching.

All phases of the exploration project are managed by Taiga Consultants of Calgary.

In the latter part of March 2008 to June 2008 a full field exploration program following up on the airborne geophysical survey and results of the 2007 exploration program was implemented. This included geological mapping, prospecting, ground geophysical surveys and geochemical sampling.

 Diamond drilling was carried out from October – November 24th, 2008.

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

Agreement

On September 25, 2007, we entered into an earned-in option with Temex Resources Corp, ("Temex") a public Company listed on the TSX Venture Exchange. We would earn an undivided 50% interest in the "Merico Ethel" and "Yarrow" Property (collectively the "Temex Properties”).

The earn-in option was exercisable on or before June 30, 2008 (the "earn-in date"). To exercise the option and earn an undivided 50% interest in the properties, the Company was required:

1.  to pay Cdn $50,000 on the execution of the agreement (paid on Oct 1, 2007); and

2.  incur not less than Cdn $950,000 in exploration and development expenditures on or before the earn-in date.

 Temex would manage the initial exploration under the supervision of a technical committee and on satisfying the above; a joint venture would have been created to manage the properties.

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

As at December 31, 2008, we had complied with the terms of the earned-in option and accordingly owned an undivided 50% interest in the property. After the initial drill program was completed and assay results obtained, the Company elected not to continue with its earn-in option and all rights to the property were relinquished to Temex Resources

Plan of Operation

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

ESTIMATED EXPLORATION BUDGET
2009
Sagar Project (includes Ferderber Claims)	$100,000
Madagascar	150,000
Other	200,000
Totals	$450,000

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

Five “squares”, known as the Ianapera Property, covering an area of 31.25 square kilometers, located 7.5 kilometers to the north of the Three Horses Property, are part of the Madagascar Minerals agreement. It has been discovered that this property is underlain by coal seams that are up to 5.0 meters thick and geological mapping indicates that there are multiple coal seams on the property.  Preliminary analysis of the surface coal exposures indicates that it is of poor quality and has a high ash content. No further work is anticipated on the coal deposits.

It has also been discerned that at least one of the streams in the Ianapera area contains significant amounts of gold that is currently being panned by locals. Stream sediment sampling was carried out earlier in 2008 to determine if a source for the gold in the drainage sediments can be found.  Results from geochemical analysis were not encouraging enough to recommend additional exploration work.

Management has identified potentially economic vanadium mineralization on its Three Horses Property in Madagascar.  Initial grab sample results from the area, confirmed by ALS Chemex, have identified vanadium values over the detection limit of 10000 ppm, or 1.628% V2O5 equivalent.

Field analysis utilizing an Innov-X Systems X-50 mobile XRF unit was conducted on the core samples from the drill testing carried out over three vanadium target areas and has indicated the presence of significant values of vanadium.

Based on the vanadium mineralization identified to date through XRF analysis, there appears to be a vanadium-rich trend with a strike length of many kilometers.

The field results have been verified with assay results. Samples were sent for analysis at ALS Chemex’s ISO 9001:2000 and ISO 17025:2005 accredited laboratory in Vancouver.

Further interpretive work by our geologists identified a 21 kilometre long trend that hosts significant amounts of vanadium. This north-south trend stretches almost the entire length of the Property.  We have since verified the existence of a third vanadium trend located 1 kilometre to the west of the initial discovery in the northern area of the Property.

Soil sample results from the southern mineralized zone confirm at least a 1900 metre strike length with indications that the mineralized structure continues to the north. Values in soil of up to 2710 parts per million (ppm) vanadium have been returned. A Landsat imagery study indicates that the anomalous vanadium trend can be traced over the entire 21 kilometre length of the Property. This is represented by color-depicted alteration trends using various spectral bands.

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

Drilling and subsequent XRF analysis of selected core samples have defined a third zone of potential mineralization located parallel to and approximately 1 kilometre west of the initial northern vanadium trend discovery The initial grab sample results from both areas, confirmed by ALS Chemex, have identified vanadium values over the detection limit of 10000 ppm, or 1.628% V₂O₅ equivalent.

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

The vanadium mineralization is hosted by graphitic quartzofeldspathic gneiss, some of which contains appreciable amounts of sulphides, in relatively close association with marble units. Some of the better surface exposures are gossanous. Known vanadium deposits, world wide, do not feature any immediate analogies. It may be that we have discovered a new variety of vanadium deposit that has yet to be documented.

Work currently being conducted includes mineralogy to specifically identify the style of vanadium mineralization. This has been followed by preliminary metallurgical work to determine what recoveries can be obtained from this unique style of vanadium deposit.

No gold was identified in drill core during the exploration program which tested quartz veins, breccia zones, structural intersections, and artisanal gold workings. Drill core samples from prospective intervals were submitted from these holes for geochemical analysis. No gold values of significance were returned.

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

The discovery of potentially economic vanadium mineralization on the property changed the course of the diamond drilling program. Subsequently, 12 diamond drill holes designed to test vanadiferous mineralization were drilled (TH-08-11 through 14, TH-08-24 through 29, and TH-08-31).  Through a combination of prospecting, ground based scintillometer surveying, and analysis of airborne radiometrics, five vanadium-bearing trends have been identified over the course of the exploration program.  These trends/areas have been partially drill tested with 19 diamond drill holes. The areas have been given Malagasy names and are listed below with the meaning of their names in parentheses:

•

Mainty (black) – Named after its preponderance of sooty black gossan. Tested with holes TH-08-11, 12, 13 and 14.

•

Manga (blue) – Tested with one hole (Th-08-08), but is believed to be continuous with the Mainty and Jaky target areas.

•

Jaky (red) – Named after the red laterite on its northern boundary. Tested with holes TH-08-01, 02, 24, 25, 26, 27, 28, 29 and 31.

•

Fondrana (yellow) – Tested with one hole (TH-08-10).

•

Maitso (green) – Named after the mysterious emerald green mineral that initiated vanadium exploration efforts. Tested with holes TH-08-5, 6, 7 and 9.

The following tables summarize significant composited vanadium mineralization encountered during the 2008 diamond drilling program.

Cut-off Grade of 0.3% V2O5
Hole	From	To	Interval	Grade
TH-08-01	106.68	115.82	9.14	0.43
TH-08-01	124.97	128.02	3.05	0.42
TH-08-02	67.06	79.25	12.19	0.44
TH-08-02	100.58	106.68	6.10	0.41
TH-08-07	39.62	42.67	3.05	0.32
TH-08-07	45.72	48.77	3.05	0.31
TH-08-11	45.72	51.82	6.10	0.40
TH-08-11	70.10	82.30	12.19	0.51
TH-08-12	30.63	33.53	2.90	0.62
TH-08-12	45.72	47.24	1.52	0.37
TH-08-12	53.34	60.96	7.62	0.53
TH-08-12	64.01	76.20	12.19	0.35
TH-08-12	82.30	99.06	16.76	0.45
TH-08-12	100.58	109.73	9.14	0.48
TH-08-12	112.78	114.30	1.52	0.31
TH-08-12	124.97	128.02	3.05	0.46
TH-08-13	38.50	44.20	5.70	0.40
TH-08-13	60.96	64.01	3.05	0.35
TH-08-13	65.53	69.80	4.27	0.40
TH-08-13	76.20	83.82	7.62	0.34
TH-08-13	86.87	91.44	4.57	0.35
TH-08-13	100.58	105.16	4.57	0.31
TH-08-13	106.68	120.40	13.72	0.47
TH-08-13	121.92	123.44	1.52	0.38
TH-08-13	126.80	141.73	14.94	0.47
TH-08-13	158.50	161.54	3.05	0.32
TH-08-14	3.05	5.64	2.59	0.34
TH-08-14	12.19	15.24	3.05	0.45
TH-08-14	18.29	27.43	9.14	0.33
TH-08-14	32.00	36.58	4.57	0.32
TH-08-14	38.10	48.77	10.67	0.42
TH-08-14	71.63	103.63	32.00	0.51
TH-08-14	108.51	109.73	1.22	0.33
TH-08-24	4.57	60.96	56.39	0.84
TH-08-24	73.15	79.25	6.10	0.42
TH-08-25	73.15	91.44	18.29	0.41

TH-08-25	100.58	103.63	3.05	0.46
TH-08-26	13.72	27.43	13.72	0.64
TH-08-27	9.14	12.19	3.05	0.33
TH-08-27	15.24	28.96	13.72	0.77
TH-08-27	68.58	82.30	13.72	0.49
TH-08-27	91.44	97.54	6.10	0.38
TH-08-27	146.30	150.88	4.57	0.49
TH-08-28	137.16	138.68	1.52	0.31
TH-08-29	82.30	85.34	3.05	0.31
TH-08-31	15.24	18.29	3.05	0.37
TH-08-31	27.43	33.53	6.10	0.40
TH-08-31	36.58	48.77	12.19	0.56

The Jaky Vanadium enriched target area has been investigated by nine (9) diamond drill holes (TH-08-01, TH-08-02, TH-08-24 through to TH-08-29 and TH-08-3) and has been traced over a strike length of 1800 meters. The southern portion of the target area has been drill tested by several ~ 300 meter spaced drill holes. Two incomplete sections (2 holes per section line) were drilled across the southern part of the target. These sections indicate that there may be at least two mineralized zones. Additional drilling along section lines will be needed to ascertain if this is the case. There is an 830 meter step-out between TH-08-31 and the farthest northerly diamond drill hole on the target, TH-08-02. Additional infill drilling will be necessary to adequately trace the mineralization.

The second target area (Mainty) which returned significant vanadium mineralization is located sixteen (16) kilometres north of the northern most drill hole drilled on the Jaky target. This area was tested by four (4) diamond drill holes (TH-08-11 through to TH-08-14) over a strike length of 750 meters. Additional diamond drilling is required to adequately test this target area.

The Manga Vanadium target area is located between the Jaky and Mainty occurrences, and should be drill tested as similar geophysical and geochemical signatures were detected in this area. One diamond drill hole targeting possible VMS mineralization was completed in the vicinity of this prospect but was collared too far to the west to intersect the possible trend of vanadium mineralization.  Further exploration is required in this area.

Future Programs

A number of selected core samples have been sent for mineralogical study using a scanning electron microscope (SEM). This work has ascertained the minerals containing the vanadium mineralization and determined if they are amenable to metallurgical extraction. This work is being followed by a metallurgical test program on core rejects to determine initial recovery expectations. This work is ongoing.  An extensive soil sampling/radiometric survey program will be initiated in the second quarter of 2009 to further define the vanadium targets for additional testing by diamond drilling. Additional drilling will take place once sufficient funds are in place.

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

Merico-Ethyl / Yarrow Properties, Ontario

A 3,000 metre diamond drill program began in November 2007 to test several induced polarization ("IP") chargeability anomalies, including a large northeast trending anomaly with a strike exceeding 1,000 metres and width of up to 800 metres. The source of this IP anomaly is interpreted as a sulphide-related feature at or near the Proterozoic - Archean unconformity. Concurrent with the drill program, a field program consisting of additional line-cutting over the entire Merico property was carried out, followed by an induced polarization/resistivity ("IP") survey, magnetometer survey, a detailed gravity survey and soil sampling. The IP/resistivity survey further delineated those anomalies remaining open to expansion and definition and was also extended to cover the area of the Sauve uranium-copper-gold occurrence located in the north-eastern portion of the property from which grab samples have yielded assays of up to 1.56% U3O8 and 14.64% Cu. Temex  managed the exploration program which extended into 2008.

 Assay results from the diamond drilling program did not return any values of significance and the Company will not be funding any future exploration work on the property.

Other Expenses

Management anticipates spending approximately $120,000 in ongoing general and administrative expenses per quarter for the next twelve months.  These general and administrative expenses will consist primarily of professional fees for the accounting, audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses. However, the overall general and administration expenses will vary in direct proportion with the level of activity relating to future acquisitions and exploration programs.

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

Results of Operations

We had no operating revenues since inception on March 1, 2004 through to the period ended March 31, 2009.  Ours activities have been financed from the proceeds of share subscriptions.  From inception, on March 1, 2004, to March 31, 2009, we raised gross proceeds of $18,155,000 from private offerings of our securities.

For the period from inception, March 1, 2004, to March 31, 2009, we incurred a loss before income taxes of $35,834,486.  Expenses included $18,306,129 in mineral property and exploration costs.  These costs charged to operations were for the acquisition of the Sagar and Merico-Ethyl Properties in Canada, Madagascar properties, and other abandoned properties including ancillary costs related to the mineral properties.  We also incurred $1,504,008 in professional fees during the period. We had general and administrative expenses of $2,389,581; stock based compensation of $14,737,459, a foreign exchange translation gain of $307,467 and other income (including interest) of $849,226.

Liquidity and Capital Resources

As at March 31, 2009, we had cash on hand of $1,334,867.

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

There are no assurances that we will be able to achieve further sales of common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue the plan of operations, then we will not be able to continue our exploration and our venture will fail.

Issuances of Securities

2,500,000 common shares were issued for services during the nine months ended March 31, 2009.

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

Subsequent events

On April 24, 2009, we issued 1,600,000 shares of our Common Stock to directors, officers and consultants as 2009 Bonus Compensation Shares for their services to the Company.  The foregoing securities is exempt from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder and Regulation S of the Securities Act of 1933.

On April 26, 2006, the Board of Directors of Uranium Star Corp. ("Uranium Star") issued to directors, officers and consultants 3,650,000 warrants, exercisable at $1.00 per share on or before April 26, 2009.  On April 2, 2008, the Board of Directors of Uranium Star amended the 3,650,000 warrants issued directors, officers and consultants to reflect an exercise price of $0.50 per share on or before April 26, 2010.  On April 21, 2009, the Board of Directors of Uranium Star amended the 3,650,000 warrants issued to directors, officers and consultants to reflect an exercise price of $0.15 per share on or before April 26, 2010.

On July 28, 2006, the Board of Directors of Uranium Star issued to directors, officers and consultants 515,000 options exercisable at $0.80 per share on or before July 28, 2011.  On April 21, 2009, the Board of Directors of Uranium Star amended the 515,000 options issued to directors, officers and consultants to reflect an exercise price of $0.15 per share on or before July 28, 2011.

On November 27, 2006, the Board of Directors of Uranium Star issued to directors, officers and consultants 1,025,000 options exercisable at $0.85 per share on or before November 26, 2011.  On April 21, 2009, the Board of Directors of Uranium Star amended the 1,025,000 options issued to directors, officers and consultants to reflect an exercise price of $0.15 per share on or before November 27, 2011.

On March 5, 2007 the Board of Directors of Uranium Star issued directors, officers and consultants 2,570,000 options exercisable at $1.24 per share on or before March 4, 2012.  On October 23, 2007, the Board of Directors of Uranium Star amended the 2,570,000  options issued to directors, officers and consultants to reflect an exercise price of $0.55 per share. On April 21, 2009, the Board of Directors of Uranium Star amended the 2,570,000  options issued to directors, officers and consultants to reflect an exercise price of $0.15 per share on or before March 4, 2012.

On July 11, 2007, the Board of Directors of Uranium Star issued to directors, officers and consultants 3.520,000 options exercisable at $0.59 per share on or before July 11, 2012.  On April 21, 2009, the Board of Directors of Uranium Star amended the 3,520,000 options issued to directors, officers and consultants to reflect an exercise price of $0.15 per share on or before July 11, 2012.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2009.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our principal executive officer and our principal financial officer  are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO).  The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report.  Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base their assessment.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was effective as of March 31, 2009.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AS A PUBLIC COMPANY WE ARE SUBJECT TO COMPLEX LEGAL AND ACCOUNTING REQUIREMENTS THAT WILL REQUIRE US TO INCUR SIGNIFICANT EXPENSES AND WILL EXPOSE US TO RISK OF NON-COMPLIANCE.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies.  The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company.  Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply.  Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us.  We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no Unregistered Sales of Equity Securities during the nine months ended March 31, 2009.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2009.

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

URANIUM STAR CORP.

Date: May 14, 2009

By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon
Chief Executive Officer

By:/s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

--------------------------------------------------------------------

In connection  with the Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange Act of 1934 on Form 10-Q of Uranium Star Corp. (the "Company") for the period ended March 31, 2009, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

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

Dated:  May 14, 2009

By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon

Chief Executive Officer

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14b) and Rule 15d-14(b)(17 CFR  240.15d-14(b))  under the Securities Exchange Act of 1934 and Section  1350 of Chapter 63 of Title 18 of the United States Code

--------------------------------------------------------------------

In  connection  with the Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-Q of Uranium Star Corp. (the "Company") for the period ended March 31, 2009, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, Richard E. Schler, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

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

Dated:  May 14, 2009

By: /s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Uranium Star Corp. (the "Company") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By   /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon

Chief Executive Officer

Date:  May 14, 2009

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Uranium Star Corp. (the "Company") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,  Richard E. Schler, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

        By  /s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Date:  May 14, 2009