Form 10-K
period 2009-06-30
Uranium Star Corp.
filed 2009-09-21
CIK 1302084

consis

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2009

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

Common Stock, $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          Yes  [  ]     No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.         Yes  [  ]     No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K or any amendment to this Form 10-K.     [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the "Common Stock"), as of September 14, 2009, was 86,194,357.

Documents Incorporated By Reference:  None

URANIUM STAR CORP.

Report on Form 10-K

For the Fiscal Year Ended June 30, 2009

Signatures CERTIFICATIONS Exhibit 31 – Management certification Exhibit 32 – Sarbanes-Oxley Act of 2002

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

PART I

As used in this annual report, “we”, “us”, “our”, “Uranium Star”, “Company” or “our company” refers to Uranium Star Corp. and all of its subsidiaries.

ITEM 1.   DESCRIPTION OF BUSINESS

Corporate Organization and History within Last Five Years

Company Overview

Uranium Star Corp. was incorporated in the State of Nevada on March 1, 2004 and re-incorporated in the State of Minnesota on May 14, 2008.  The fiscal year-end of the Company is June 30. The Company is an exploration stage company engaged in the search for uranium, gold and other minerals.  The Company has an interest in properties located in Canada (province and Québec) and Madagascar. None of the properties in which the Company holds an interest has known mineral reserves of any kind at this time.  As such, the work programs planned by the Company are exploratory in nature.

The Company has not had any bankruptcy, receivership or similar proceeding since incorporation. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

Business Development

The Company is an exploration stage company engaged in the search for uranium, gold and other minerals.  The Company has an interest in properties located in Québec, Canada, and Madagascar (since August 22, 2007). None of the properties in which the Company holds an interest has known mineral reserves of any kind at this time.  As such, the work programs planned by the Company are exploratory in nature

UNTIL WE CAN VALIDATE OTHERWISE, THE PROPERTIES OUTLINED BELOW HAVE NO KNOWN MINERAL RESERVES OF ANY KIND AND WE ARE PLANNING PROGRAMS THAT ARE EXPLORATORY IN NATURE.  Further details regarding the Corporation’s properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on the Company’s Sagar property in Northern Quebec can be found on the Company’s website:  www.uraniumstar.com. The comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on the Company’s Three Horses Property located in Madagascar has recently been submitted to the SEC and TSX for review and approval, as appropriate.

Milestones

Three Horses Property, Madagascar

On August 22, 2007, the Company acquired a 75% interest in approximately 225 sq. kilometres of mineral permits in the District of Toliara, Madagascar.  This interest is held by a limited liability company that has been formed under the laws of Madagascar that will be held as to 75% by the Company and 25% by Madagascar Minerals and Resources sarl.  Exploration programs have been carried out in the first quarter of 2007 and the first half of 2008 on the Three Horses Property as well as the Ianapera Coal Property located to the north of the Three Horses Property. Drilling of 31 holes was carried out in the fourth quarter of 2008. Vanadium mineralization of potential economic consequence was intersected in a number of holes. In the first half of 2009 a series of 56 trenches were established, using mechanical excavators, over an 18 kilometer strike length of the property. Analytical results provided by XRF instrumentation indicated significant widths of vanadium mineralization in the majority of the trenches. The Company is planning an extensive drill program starting in the 4th quarter of 2009. A consulting engineering group have been retained to start preliminary economic assessments of the property. Metallurgical and mineralogical work is also being carried out. For a more detail discussion on the planned exploration activities, refer to “Management’s Discussion and Analysis”.

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

Agreement

On May 2, 2006, Virginia Mines Inc. (“Virginia”) and the Company entered into a binding agreement whereby the Company was granted an option to acquire an undivided 75% participating interest in 200 claims constituting the Sagar Property located in the Labrador Trough in Northern Québec.  Under the terms of this agreement, the Company had the option to earn a 75% interest in the Sagar Property by issuing to Virginia 2,000,000 common shares and 2,000,000 common share purchase warrants of the Company (expired), each warrant entitling Virginia to acquire one common share of the Company at a price of US$1.00 for a period of three years from the date of issue thereof, and by incurring total exploration expenditures of $2,000,000 on the Sagar Property by August 2008.  Furthermore, Virginia had the option, at any time, to sell its remaining 25% participating interest in the Sagar Property in consideration for the issue to it of 1,000,000 common shares and 1,000,000 common share purchase warrants of the Company.  The common share purchase warrants shall be exercisable at a price equal to the 20-trading day weighted average closing price preceding the selling date, and shall be valid for a period of two years from the date of issuance.  Upon the Company earning a 100% interest in the Sagar Property, Virginia shall retain a 1.5% royalty (NSR).  In the event of a gold discovery on the Sagar Property with an NI 43-101 indicated resource of no less than 500,000 ounces, Virginia shall be entitled to exercise a back-in right to re-acquire a 51% interest in the Sagar Property by making a cash payment or issuing common shares equivalent to an amount equal to 250% of the expenditures incurred by the Company on the Sagar Property at such time.  Upon the exercise of such back-in right, Virginia would become the operator of the Sagar Property.

On February 19, 2007, Virginia exercised its option to sell its 25% remaining interest in the Sagar Property to the Company and in connection therewith, the Company issued to Virginia 1,000,000 common shares and 1,000,000 common share purchase warrants (expired), with each such warrant being exercisable at a price of $1.24 for a period of two years from the date of issuance. As a result of this exercise, the Company now holds a 100% interest in the Sagar Property, subject to a royalty equal to 1% of net smelter returns on certain claims 0.5% on net smelter returns on other claims owned by Pierre Poisson and Joanne Jones (the "P&J Royalty") (see below), and a royalty in favour of Virginia equal to 1.5% of net smelter returns. Under the agreement with Virginia, the Company must incur aggregate exploration expenditures of at least $2,000,000 on the Sagar Property on or before August 31, 2008.

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

As at June 30, 2009, the Company incurred an aggregate of $6,780,664 of exploration expenditures on the Sagar Property.

We are currently up to date with all obligations required to maintain the property in good standing.

FERDERBER CLAIMS

Property Description and Location

On August 1, 2006, Uranium Star acquired a 100% undivided right, title and interest in and to 19 mining claims (0036315, 0036316, 0036317, 0036318, 0036319, 0036320, 0036321, 0036322, 0036323, 0036324, 0036325, 0036326, 0036327, 0030649, 0030650, 0030640, 0030638, 0030612, 0030613) held by Mr. Peter Ferderber, covering an area of approximately 64 hectares located in the Central Labrador Trough Region of Québec, 13 of which are contiguous to Uranium Star’s Sagar Property.

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

490,000 mE
500,000 mE
510,000 mE
520,000 mE
7,380,000 mN
7,370,000 mN
7,360,000 mN
7,350,000 mN
7,340,000 mN
7,330,000 mN
PR13020
PR13021
PR12306
PR12888
PR12887
PR12814
Ankilimary
Bevaro
Besatrana-Toby
Ankilimarovahatsy
Beambatry
Bemelo
Andakato
Amboromaneno
Mahasoa
Bohaky-Ambany
Soamidriso
Vohimainty
Vohiposa
Besakoa-Avaratra
Ankotika
Vohimary
Ankazoabo
Betampy
Amboatavo
Analamary
Ankily
Anaviavy-Atsimo
Tsanarena
Mandarano
Besakoa
Soaserana
Ankazotelo
Vohitoka
Morafeno
Lazarivo
Ambatomainty
Farezibe
Antsohamamy
Ampamata
Soakibany
Amboasary
Ankiliabo
Fenoanevo
Betaly
Andranomavo
Beamalo
Anavoha
Sakoambelomy
Ampandrambe
Ankazota
Mandabe
Fotadrevo
Andoharano
Befamoty
Ankilimalangy
Andranomilitsy
Seta
Antanambao
Tsikoakahitsy
Anivorano
0
5
10
kilometres
WGS84 Zone 38 South
Beampemba
Andranotsiriry-Avaratra
N
S
E
W
TAIGA Consultants Ltd.
URANIUM STAR

Three Horses Property Boundary

(blue lines are creeks, red lines are property boundary, black lines are seasonal tracks)

Agreement

On August 22, 2007, we entered into a joint venture agreement with Madagascar Minerals and Resources sarl, (“MMR”) a company incorporated under the laws of Madagascar. The joint venture, known as the “Three Horses Joint Venture”, is operated through a Madagascar limited liability company in which we  own a 75% undivided interest and Madagascar Minerals will own the remaining 25% interest. The consideration paid to Madagascar Minerals to acquire the 75% stake in the joint venture consisted of:

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

We are the operator of the Three Horses Joint Venture, with exclusive rights to direct and manage all exploration and other activities of the joint venture.

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

Uranium Star Corp reports that the Company and MMR have recently signed a purchase and sale agreement which gives Uranium Star the exclusive right to purchase the remaining 25% of the Green Giant project from MMR for the sum of $100,000. In conjunction with the transaction, the

Company has agreed to grant MMR a 2% NSR Royalty with URST having a “buyback” option but not an obligation to purchase the First 1% of the NSR for five-hundred thousand dollars ($500,000). Upon exercising its option to purchase the first 1%, The Company then has a further “buyback” option but not an obligation to purchase the second 1% of the NSR for one million dollars ($1,000,000 ). Payments for the purchase of the NSR are payable in cash or equivalent shares at Uranium Stars sole discretion.

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

All phases of the exploration project are managed by Taiga Consultants of Calgary, Alberta, Canada.

In the latter part of March 2008 to June 2008 a full field exploration program following up on the airborne geophysical survey and results of the 2007 exploration program was implemented. This included geological mapping, prospecting, ground geophysical surveys and geochemical sampling.

 Diamond drilling of 32 holes was carried out from October – November 24th, 2008. Extensive mechanical trenching was carried out in the first half of 2009.

Employees

As of fiscal year end June 30, 2009 the Company had 8 employees.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

MINNESOTA LAW AND OUR ARTICLES OF INCORPORATION PROTECT OUR DIRECTORS FROM CERTAIN TYPES OF LAWSUITS, WHICH COULD MAKE IT DIFFICULT FOR US TO RECOVER DAMAGES FROM THEM IN THE EVENT OF A LAWSUIT.

Minnesota law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s executive offices are currently located at 520–141 Adelaide Street West, Toronto, Ontario M5H 3L5.  These offices are leased on a month to month basis, and the Company’s monthly rental payments are currently approximately Cdn $3,500.

Sagar Property

200 claims located in the Romanet Horst of Labrador in Northern Québec, Canada as described in the Section "Description of Business"

Ferderber

19 claims located in the Romanest Horst of Labrador in Northern Québec, Canada, 13 of which are contiguous to the Sagar Property as described in the Section "Description of Business"

Madagascar Property (acquired August 22, 2007)

A 100% undivided interest in approximately 225 square kilometers of mineral permits located in the District of Toliara, Madagascar.

ITEM 3.  LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 2009.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The table below sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board under the symbol URST.OB.  The Company’s common stock is traded on the NASD’s OTC Bulletin Board under the symbol URST.  This is the principal market where the Company's common stock is traded.  The Company’s common stock is also listed on the Frankfurt Stock Exchange.

Quarter Ended	High	Low

June 30, 2007	$1.42	$0.42
September 30, 2007	$0.65	$0.29
December 31, 2007	$0.44	$0.18
March 31, 2008	$0.23	$0.12
June 30, 2008	$0.17	$0.10
September 30, 2008	$0.15	$0.04
December 31, 2008	$0.10	$0.02
March 31, 2009	$0.12	$0.04
June 30, 2009	$0.27	$0.05

At September 14, 2009, the Company's Common Stock was quoted on the OTC Bulletin Board at a closing price of $0.405 per share.

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Since inception, the Company has not paid any dividends on Common Stock, and do not anticipate that any dividends will be paid in the foreseeable future. As at June 30, 2009, the Company had approximately 1,200 shareholders of record based on information provided by the transfer agent, Empire Stock Transfer Inc.

Equity Compensation Plan Information

The following table sets forth certain information as of June 30, 2009 for (i) all compensation plans previously approved by the Company's security holders and (ii) all compensation plans not previously approved by the Company's security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	7,630,000	$0.15	1,580,000

On April 21, 2009, the Company re-priced the 7,630,000 outstanding stock options by amending the exercise price ranging between $0.55 to $0.85 per share to $0.15 per share.

All options reported above were issued under the Company's amended 2006 Stock Option Plan.

Recent Issuances of Unregistered Securities

All issuances of unregistered securities by the Company during the period from July 1, 2007 to June 30, 2008  were previously reported on the reports on Form 10-QSB, Form 10-Q and Form 8-K filed by the Company during that period. During the year ended June 30, 2009, the Company issued the following unregistered securities:

On January 27, 2009, the Company issued 2,500,000 common shares to directors, officers and consultants as compensation for services rendered at a fair value of $250,000.  The shares were valued at an estimated fair market value of $0.10 per share based on the prevailing quoted market price on the date of issue. All of these shares were issued pursuant to the exemption provided by Section 4 (2) under the Securities Act for a transaction not involving a public offering.

On April 21, 2009, the Company issued 1,600,000 common shares to directors, officers and consultants as compensation for services rendered at a fair value of $128,000. The shares were valued at an estimated fair market value of $0.08 per share based on the prevailing quoted market price on the date of issue. All of these shares were issued pursuant to the exemption provided by Section 4 (2) under the Securities Act for a transaction not involving a public offering.

On June 24, 2009, the Company issued 750,000 common shares and 375,000 share purchase warrants valued at $131,924 to a new director and to a special advisory member to the Board of Directors as incentive bonus for their current and future services. The share purchase warrants issued is exercisable at $0.20 per a period of two from the date of issuance. All of these shares were issued pursuant to the exemption provided by Section 4 (2) under the Securities Act for a transaction not involving a public offering.

Between June 15, 2009 and June 30, 2009, the Company closed a private placement comprising of 6,800,000 units for gross proceeds of $680,000. Each unit consists of one common share  and one-half share purchase warrant . Each warrant is exercisable at $0.20 per share for a period of two years from date of issuance. In connection with the private placement, the Company paid 408,000 common shares and 408,000 broker warrants valued at $0.10 per unit as commission. Each broker warrant is exercisable at $0.10 per share for a period of 2 years from the date of issuance. All of these shares were issued to non-US investors pursuant to the exemption provided by Section 4 (2) under the Securities Act for a transaction not involving a public offering. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

The proceeds from previous offerings of securities have been applied to fund the Company's exploration programs, as well as for other general corporate purposes.

The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

Omitted.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in its Annual Report  on Form 10-K  for the years  ended June 30, 2009  and June 30, 2008.

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

ESTIMATED EXPLORATION BUDGET
2009
Sagar Project (incl. Ferderber Claims)	$20,000
Madagascar	1,200,000
Other	20,000
Totals	$1,240,000

Madagascar Properties

Prior to the exploration work completed by Uranium Star in 2007 and 2008 there is no record of any previous mining or significant exploration activity within the Three Horses Property area. There is evidence locally of minor artisanal working and small exploratory pits for gems and gold by the local population.

Taiga Consultants Ltd. was retained by Uranium Star to manage exploration activities on the Three Horses Property in the summer and fall of 2007, throughout 2008 and 2009.

In 2007 Taiga began a grass roots exploration program with the goal of determining the potential of finding economic VMS and/or gold mineralization on the property. The program consisted of the following on the property:

a)

Stream Sediment sampling over the majority of the property area (182 samples)

b)

Reconnaissance geological mapping over the entire property and detailed geological mapping over selected stratigraphic horizons

c)

Prospecting over selected target areas (126 grab samples and 100 whole rock grab samples)

d)

Soil sampling over selected target areas (1684 samples)

e)

Limited trenching over selected targets (11 trenches over 525.5 metres)

f)

Construction of a cinder block base camp at Fotadrevo

g)

Construction of a one kilometre long gravel surfaced airstrip at Fotadrevo

h)

Repair and surfacing of the access road from base camp to the airstrip

i)

Remote Sensing interpretation using DEM, Landsat, Aster data

j)

Airborne DIGHEM V multi frequency EM and magnetometer survey over the entire property (7856 km) at 100 meter line spacing

In 2008 ground exploration continued with additional geological mapping, prospecting, rock soil and stream sediment geochemical sampling, trenching and ground geophysics, as well as diamond drilling. Again the primary target was VMS mineralization. While no significant intersections of sulphides were encountered, it became apparent through the use of a portable XRF (X-Ray Fluorescence analysis) instrument that there was potential for significant vanadium mineralization to be defined.

Thirty one (31) diamond drill holes, TH-08-01 to TH-08-31, comprising 4073.3 meters (13,364 feet) of diamond drilling were completed from October 7 to November 20, 2008 on the Three Horses Property. The objective of the drill program was to investigate several geochemical, geophysical, and/or geological targets defined during the course of exploration programs completed on the property.

497,500 mE
500,000 mE
502,500 mE
505,000 mE
507,500 mE
510,000 mE
7,355,000 mN
7,352,500 mN
7,350,000 mN
7,347,500 mN
7,345,000 mN
7,342,500 mN
7,340,000 mN
7,337,500 mN
7,335,000 mN
N
TH-08-10
TH-08-11
TH-08-12/13
TH-08-14
TH-08-15
TH-08-18
TH-08-17
TH-08-07
TH-08-05/06
TH-08-09
TH-08-08
TH-08-20/21/22
TH-08-02
TH-08-23
TH-08-29
TH-08-31
TH-08-01/01a
TH-08-30
TH-08-28
TH-08-25
TH-08-04
TH-08-19
TH-08-26/27
TH-08-24
TH-08-03
0
1
2
kilometres

2008 Diamond Drill Hole Locations

 Composited Vanadium Mineralization in 2008 Drill Holes

Lower Cut-off Grade of 0.3% V2O5
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

In the spring of 2009 a detailed hand-held XRF survey of soils and follow up trenching was undertaken. The goal was to define areas of interest with the XRF instrumentation. These areas of interest would then be trenched and channel samples collected and submitted to a recognized laboratory for conventional analyses.

In early 2009 it was felt that the vanadiferous trends were not sufficiently well understood in terms of their areal extent and also because of the lack of sampling in the weathered zone by the 2008 drilling, little was known about the distribution of vanadium near surface. It was felt that additional information was needed to trace the trends to allow for efficient and economical testing in future diamond drilling programs. The most favorable survey was considered to be shallow machine trenching, however, given the fact that in the weathered zone the vanadium mineralization is difficult to identify by eye and the exact location and width of the trends were not known a means was required to identify in the field the location and tenor of the vanadium mineralization to minimize the cost and disturbance resulting from trenching. Given the previous encouraging experience with X-Ray Fluorescence analysis of vanadium used on the drill core in 2008 this technique was chosen to allow for in field grade control. It is cautioned that the XRF analysis method is not a substitute for actual rock sampling and proper laboratory analysis and so the reader is advised that XRF data should only be taken as a rough indication of the elemental content of the rock being analyzed and not as a precise measurement of the amount of vanadium in the rock. The trenches were also channel sampled and those samples are being sent to a reputable laboratory in Australia for final analysis.

In the first half of 2009 a total of 56 trenches with a combined length of 8,168m have been completed. Trenches were completed in the Jaky, Mainty, Manga and Fondrana Zones. The layout of the trenches in the Mainty and Jaky Zones was designed to test for extensions of the surface extent of vanadium mineralization found in the 2008 drill holes into these areas. Trenches in the Manga Zone were located to test the regional structure, which joins the Mainty and Jaky Zones.

Trenching was completed by a 28 ton Komatsu backhoe, a 22-ton backhoe and a small wheeled backhoe was utilized for backfilling and trenching.

At this time the XRF method of analysis appears to serve best as a tool for locating and prioritizing target areas for detailed follow up exploration. With the data currently available for comparison no definitive and reliable conversion between XRF and Lab analyses values can be calculated at this time. However, the XRF data has been observed to follow the same trends as the lab data and so is considered by the Company as an excellent tool to allow vectoring over mineralized areas.

A trench has been plotted up in plan on the following Figure for the Mainty Zone. The XRF readings have been plotted as a curve for the trench in the field of view with a scale in %V2O5 on the right hand side of each curve. It can be seen that the readings are often in excess of 1.0% vanadium oxide and so are somewhat elevated compared to the values seen in the previous drilling below the weathered zone. In the case of the Jaky Zone the anomalous vanadium values, which define the zone, extend for over 1.1 km and for the Mainty Zone for at least one kilometre. The width of the zone defined by the XRF readings is also in excess of that seen in the sub-surface. Portions of the Jaky Zone are over 200 wide and for the Mainty Zone over 100m wide. It is felt that the XRF data is sufficient to map the areal extent of the mineralized zones but the exact tenor of the mineralization remains to be confirmed by the results of the channel sampling completed in the trenches.

The tenor of vanadium encountered in drill core coupled with the areal extent of vanadium-bearing trends, indicates the Three Horses Property has the potential to host a significant vanadium deposit. The mineralized zones defined to date represent an 18-kilometer strike length of an interpreted single stratigraphic horizon, which the Company believes is continuously mineralized.

503950 E
504000 E
504050 E
504100 E
504150 E
504200 E
504250 E
504300 E
504350 E
650 RL
600 RL
550 RL
500 RL
450 RL
400 RL
350 RL
TR-09-020
TH-08-13
TH-08-12
50 m
100
150

URANIUM STAR

PROFILES

Calculated Percent V2O5 from XRF Analyses of Trenches

BAR GRAPHS

Calculated Percent V2O5 from ALS Analyses of Drill Core

RANGE

- >1%
- 0.5 to 1%
- 0.3 to 0.5%
- <0.3%

Vertcal Scale of Profile and Bar Graph: 1cm= 0.2%

SECTION SPECS:

REF. PT. E, N	504148 m	7354220 m
EXTENTS	409.8 m	349.3 m
SECTION TOP, BOT	684.9 m	335.6 m
TOLERANCE +/-	48.65 m	

(m)

-20 0 20 40 60

WGS 84 / UTM zone 38S

AZIMUTH = 90°

N W E S

Uranium Star Corp

Green Giant Project

Drill and Trench Section 7354220N

Mainty Zone - XRF 2009 Trench Data vs. 2008 Drill Core

Metallurgy

SGS Mineral Services completed preliminary metallurgical testing as described below

Generally the following observations can be made:

High free acid levels of 100 g/L H2SO4 led to higher V extraction in both samples than the test performed under 20 g/L H2SO4 conditions.

The tests performed with 100 g/L FA concentrations seem to continue leaching at 24 hrs (based on increasing extraction and decreasing residue assays.

Overall extraction of vanadium from the silicate sample is higher (78.2%) than from the oxide sample (69.9%).

Despite the higher extraction of vanadium from the silicate samples, acid consumption (using the 100 g/L series of tests) is generally lower with the silicate sample (179 kg/t) than with the oxide sample (250 kg/t). This can be attributed to higher co-extraction of acid consuming elements such as aluminum, magnesium and manganese.

It was observed that a precipitate formed in the filtrate of the Silicate Composite leaches if the pulp was filtered hot. These filtrate samples were filtered again and the precipitate from all of the filtrate samples was combined to be analysed. At 23% Ca this precipitate is presumed to be mainly gypsum.

Vanadium Extraction vs Time

Future Programs

The property merits an ambitious exploration program consisting of exploratory and infill diamond drilling over vanadium-bearing zones identified by diamond drilling in 2008 and in trenching completed in the first half of 2009. The goal of the program should be to establish a vanadium resource in the Jaky and Mainty Zones at a minimum and to continue exploration on other less well-developed target areas mainly the Fondrana and Maitso Zones.

The economic potential of the property rests upon the ability to extract vanadium using reasonable, potentially economic parameters. The Company will carry out further larger sample tests and more complete mineralogy and metallurgical testing of vanadium ores to establish the technological and economic parameters of vanadium processing. The goal of this work is to identify a potentially economic processing method to extract vanadium from both the silicate and oxide ore types, which are known to exist on the property.

The Company will begin the collection of weather, environmental and social data which would be required in any engineering and socio-economic pre-feasibility study.

The expected cost of the recommended program is US$1,200,000.

Sagar Property, Quebec

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

For the year ended June 30, 2006, the Company raised $795,250 through the issuance of 2,750,000 common shares and 2,265,000 share purchase warrants.

For the year ended June 30, 2007, the Company raised $17,300,000 through the issuance of 34,600,000 common shares and 29,000,250 share purchase warrants.

For the year ended June 30, 2008, the Company did not raise any new financing.

For the year ended June 30, 2009, the Company raised $680,000 through the issuance of 6,800,000 common shares and 3,400,000 share purchase warrants.

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

Results of Operations

The Company had no operating revenues since inception on March 1, 2004 through to the period ended June 30, 2009.  The Company’s activities have been financed from the proceeds of share subscriptions.  From inception, on March 1, 2004, to June 30, 2009, the Company raised gross proceeds of $18,835,000 from private offerings of the Company’s securities.

For the period from inception, March 1, 2004, to June 30, 2009, the Company incurred a loss before income taxes of $36,491,696.  Expenses included $18,674,517 in mineral property and exploration costs.  These costs charged to operations were for the acquisition of the Sagar  Properties in Canada,  Madagascar properties, and other abandoned properties including ancillary costs related to the mineral properties.  The Company also incurred $1,570,275 in professional fees during the period. The Company had general and administrative expenses of $2,485,282; stock based compensation of $15,150,711, a foreign exchange translation gain of $506,596 and other income (including interest) of $938,717.

Liquidity and Capital Resources

As at June 30, 2009, the Company had cash on hand of $2,776,177.

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

Issuances of Securities

We have funded our business to date from sales of our common stock.  During the year ended June 30, 2009 the Company closed a private placement comprising of 6,800,000 units for gross proceeds of $680,000. Each unit consists of one common share  and one-half share purchase warrant . Each warrant is exercisable at $0.20 per share for a period of two years from date of issuance. In connection with the private placement, the Company paid 408,000 common shares and 408,000 broker warrants valued at $0.10 per unit as commission. Each broker warrant is exercisable at $0.10 per share for a period of 2 years from the date of issuance.

All of these shares were issued to non-US investors pursuant to the exemption provided by Section 4 (2) under the Securities Act for a transaction not involving a public offering. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

On January 27, 2009, the Company issued 2,500,000 common shares to directors, officers and consultants as compensation for services rendered at a fair value of $250,000.  The shares were valued at an estimated fair market value of $0.10 per share based on the prevailing quoted market price on the date of issue.

On April 21, 2009, the Company issued 1,600,000 common shares to directors, officers and consultants as compensation for services rendered at a fair value of $128,000. The shares were valued at an estimated fair market value of $0.08 per share based on the prevailing quoted market price on the date of issue.

On June 24, 2009, the Company issued 750,000 common shares and 375,000 share purchase warrants valued at $131,924 to a new director and to a special advisory member to the Board of Directors as incentive bonus for their current and future services. The share purchase warrants issued is exercisable at $0.20 per a period of two from the date of issuance.

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

Subsequent events

On August 17, 2009, we issued 2,500,000 shares of our Common Stock to directors, officers and consultants as 2009 Bonus Compensation Shares for their services to the Company.  The foregoing securities is exempt from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder and Regulation S Securities Act of 1933.

On July 9,2009 the Company entered into a definitive agreement to acquire the remaining 25% interest of the “Three Horses Joint Venture” as referred to in note 5(f) for cash consideration of $100,000, which was placed in escrow until closing. On acquisition, the joint venture with MMR will be terminated.  MMR retains a 2% net smelter return ("NSR").  The NSR on this 25% interest portion may be acquired by the Company at a price of $500,000 in cash or shares of the Company for the first 1% and at a price of $1,000,000 in cash or shares of the Company for the second 1% at the option of the Company.

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

CRITICAL ACCOUNTING POLICIES

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

Financial Instruments

The fair value of cash and term deposits, amounts receivable, marketable securities  and accounts payable were estimated to approximate their carrying values due to the immediate or short term maturity of these financial instruments.  The Company's operations are in Canada and Madagascar which results in exposure to market risks from changes in foreign currency rates.  The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

In May 2009, the FASB issued SFAS No.165, “Subsequent Events” (SFAS 165), which establishes accounting standards for recognition and disclosure of events that occurs after the balance sheet date but before financial statements are issued. These standards are essentially similar to current accounting principles with few exceptions that do not result in a change in general practice. This SFAS is effective on a prospective basis for interim or accrual financial periods ending after June 15, 2009. We adopted this pronouncement effective June 30, 3009, and the adoption of this standard did not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position of each executive officer and director who have served during the fiscal year ended June 30, 2009 and the term of office of each director of the Company.

Name	Age	Position

Elgin Wolfe	75	Director since December 22, 2006 (resigned January 23, 2009)
John Sanderson	74	Elected January 23, 2009
J.A. Kirk McKinnon	66	President, Chief Executive Officer and Director since April 26, 2006
Richard E. Schler	56	Vice-President, Chief Financial Officer and Director since April 26, 2006
William Nielsen	59	Director since April 26, 2006
Hadyn Butler	65	Director since December 22, 2006 (resigned December 24, 2008)
Quentin Yarie	44	Elected December 24, 2008

Directors of the Company hold their offices until the next annual meeting of the Company’s shareholders until their successors have been duly elected and qualified or until their earlier resignation, removal of office or death.  The Board of Directors met four times in fiscal 2009.  The officers of the Company are elected by the Board of Directors to serve until their successors are elected and qualified.

J.A. Kirk McKinnon

J.A. Kirk McKinnon brings over 25 years of Senior Management experience to the company.  Mr. McKinnon is currently President and CEO of MacDonald Mines Exploration Ltd. since August 2003 Red Pine Exploration Inc. (Formerly VenCan Gold Corporation) since April 2004 and Honey Badger Exploration Inc since February 2008, all of which are resource exploration companies headquartered in Toronto, Canada.  Prior to that, Mr. McKinnon held Senior Management positions in several high profile Canadian corporations, including Nestle Canada.

Richard E. Schler, MBA

Richard E. Schler is currently serving as Vice President and CFO of MacDonald Mines Exploration Ltd. since October 2003, Red Pine Exploration Inc. (Formerly VenCan Gold Corporation) since April 2004 and Honey Badger Exploration Inc. since February 2008, all of which are resource exploration companies headquartered in Toronto, Canada.  Before joining these companies, Mr. Schler held various Senior Management positions for noted corporations and has over 25 years of experience in the manufacturing sector.

William Nielsen P.Geo

William Nielsen, P.Geo. has over 30 years of field experience, as well as experience in project management and as a consultant in mineral/resource exploration Mr Nielsen is also a director of Red Pine

Exploration Inc. (Formerly VenCan Gold Corporation) since April 2003. .  Mr. Nielsen previously held the position of Vice President of Exploration for Nevsun Resources Ltd., a Vancouver, Canada based resource company.

John Sanderson Q.C.,

John Sanderson is a mediator, arbitrator, consultant and lawyer called to the Bar in Ontario and British Columbia. Mr John Sanderson has been a legal practitioner for more than five years in the Province of British Columbia.

Quentin Yarie, P.Geo

Quentin Yarie, has been serving as a business development officer of Geotech Limited, an Ontario corporation, since October 2007.  From September 2004 through October 2007, Mr. Yarie was a senior representative of sales and business development for Aeroquest Limited.  Mr. Yarie’s education consists of SIAST, Saskatchewan, in business administration.

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

Audit Committee and Audit Committee Financial Expert

The Company has an audit committee and is comprised of John Sanderson, Richard Schler and Quentin Yarie, all of whom are financially literate.  Messers Sanderson and Yarie are independent directors as they do not have any involvement in the day to day operations of the Company. In the opinion of the members of the audit committee, Mr. Schler qualifies as an audit committee financial expert, although he is not independent.  The audit committee is a key component of the Company’s commitment to maintaining a higher standard of corporate responsibility.

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

Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended June 30, 2009, beneficial owners and executives complied with Section 16(a) filing requirements applicable to them.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following tables set forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our chief executive officer and each of our other executive officers who received compensation in excess of $100,000 during such period (as determined at June 30, 2008, the end of our last completed fiscal year):

	Annual Compensation			Long Term Compensation
				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation ($)
J.A. Kirk McKinnon, President, CEO and	2007	92,475	--	189,000 (1)	--	--	--	1,298,471 (2)
	2008	120,000	--	145,000 (3)	--	--	--	421,590 (4)
Director	2009	134,200	--	84,000 (6)	--	--	--	Nil

Richard E. Schler, Vice-President, CFO	2007	76,990	--	175,500 (1)	--	--	--	1,191,620 (2)
	2008	108,000	--	140,000 (3)	--	--	--	378,350 (4)
and Director								407,000 (5)
	2009	124,275	--	70,000 (6)	--	--	--	Nil
William Nielsen, Director (7)
	2007	76,170	--	162,000 (1)	--	--	--	82,069 (2)
	2008	66,000	--	120,000 (3)	--	--	--	356,730 (4)
	2009	21,100	--	42,000 (6)	--	--	--	Nil

[1] Represented by shares valued at $0.54 per share (after applying a 50% discount to quoted market price) issued and to companies controlled by these individuals.

[2] Represented by stock options valued between $0.66 and $1.09 per option, using the Black-Scholes option pricing model.

[3] Represented by shares valued at $0.20 per share (after applying a 50% discount to quoted market price) issued to these individuals and/or to companies controlled by them.

[4] Represented by stock options valued at $0.4324 per option, using the Black-Scholes option pricing model.

[5] Issuance of shares from the exercise of cashless stock options at an exercise price of $1.50.

[6] Represented by shares valued at $0.08 - $0.10 per share based on  quoted market price issued to these individuals and/or to companies controlled by them.

[7] Mr. Nielsen is compensated for the services he provides to the Company as a geologist and otherwise with respect to the Company's exploration programs.

Options and Stock Appreciation Rights Grants

Stock options granted to the Chief Executive Officer and Directors during the fiscal year ended June 30, 2008 are as follows:

Outstanding Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested ($)
J.A. Kirk McKinnon, President & CEO	280,000 425,000 720,000 975,000	--	--	0.15 0.15 0.15 0.15	July 28, 2011 Nov. 26, 2011 March 4, 2012 July 11, 2012	--	--	--	--
Richard E. Schler Chief Financial Officer	690,000 875,000	--	--	0.15 0.15	March 4, 2012 July 11, 2012	--	--	--	--
William Nielsen, Director	150,000 375,000 650,000 825,000	--	--	0.15 0.15 0.15 0.15	July 28, 2011 Nov. 26, 2011 March 4, 2012 July 11, 2012	--	--	--	--

Aggregated Option Exercises and Fiscal Year-End Option Values

On March 9, 2006, the Company filed a Form S-8 Registration Statement in connection with its newly adopted 2006 Stock Option Plan ("the "2006 Plan") allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares.  On December 18, 2006, February 16, 2007 and July 11 2007, the 2006 Plan was amended to increase the stock option pool by a total of 8,000,000 additional common shares.  No stock options were granted for the year ended June 30, 2009. On April 21, 2009, the Company re-priced the 7,630,000 stock options outstanding by amending the exercise price ranging between $0.55 to $0.85 per share to $0.15 per share. The  Company recorded stock-based compensation expense of $128,328 as a result of this modification.

The following table summarizes the continuity of the Company’s stock options:

	Number of Shares	Weighted average exercise price $
Outstanding, June 30, 2007	4,935,000	0.63
Granted	4,020,000	0.50

Outstanding, June 30, 2008	8,955,000	0.63
Cancelled	(1,325,000)	0.66
Outstanding, June 30, 2009	7,630,000	0.15

.

Long-Term Incentive Plan Awards Table

We do not have any Long-Term Incentive Plans.

Pension Benefits Table

None.

Nonqualified Deferred Compensation Table

None.

All Other Compensation Table

None

Perquisites Table

None

Potential Payments Upon Termination Or Change In Control Table

None

Compensation of Directors

Directors who are also officers of the Company are remunerated for services rendered as officers.  During the fiscal year ended June 30, 2009, Kirk McKinnon received $134,200, Richard Schler $124,275 and William Nielsen $ 21,100.  In addition to the cash remuneration, each of these individuals received stock based compensation in the form of restricted common shares  of the Company, as previously noted in this item.  Also as previously reported in this item, a total of 2,100,000 shares  were issued to directors as compensation for their service as directors and officers of the Company or in respect of other services provided to the Company.

Directors who are not also officers of the Company or do not otherwise provide services to the Company are not compensated for their service as directors, except for stock based compensation in the form of common shares and stock options.  Messrs. John Sanderson and Quentin Yarie each received 175,000 common shares and 225,000 common shares respectively during the fiscal year ended June 30, 2009.  The Company also reimburses them for expenses incurred in connection with their service on the Company's board of directors.

The following table summarizes the value of the compensation paid by the Company to directors who do not provide services to the Company in other capacities.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
John Sanderson Director	--	16,000		--	--	--	16,000
Quentin Yarie Director	--	21,000		--	--	--	21,000

No additional amounts are payable to the Company's directors for committee participation or special assignments.  The compensation paid to directors who provide services to the Company in other capacities has been previously reported in this item under "Summary Compensation".

Employment Agreements

Currently, the Company does not have an employment agreement or consulting agreement with Kirk McKinnon, Richard Schler and William Nielsen, but has agreed to pay them a monthly stipend.  Kirk McKinnon receives Cdn$12,000 monthly, Richard Schler receives Cdn$11,500 monthly and William Nielsen’s services were paid on a per-diem basis. In consultation with legal counsel, the Company intends to execute consulting arrangements with all key personnel.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the common stock as of June 30, 2009, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

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

NAME	SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENTAGE OF OUTSTANDING COMMON STOCK BENEFICIALLY OWNED(1)
J A Kirk McKinnon President, CEO & Director 520 – 141 Adelaide Street West Toronto, Ontario Canada M5H 3L5(2)	-6,975,000--	8.33%
Richard E. Schler Vice President, CFO & Director 520 – 141 Adelaide Street West Toronto, Ontario Canada M5H 3L5(3)	-5,615,000-	6.71%
William Nielsen, Director 520 – 141 Adelaide Street West Toronto, Ontario Canada M5H 3L5(4)	-3,900,000-	4.66%
John Sanderson, Director Suite 790 – 401 West Georgia Street Vancouver, BC Canada V6B 5A1	-175,000-	0.21%
Quentin Yarie, Director 245 Industrial Parkway North Aurora, Ontario Canada L4G 4C4	-225,000-	0.27%
All Directors and Executive Officers and 5% shareholders as a Group (6 persons) (5)	-16,890,000-	20.18%
Pension Financial Services 360 St-Jacques Quest, Suite 110 Montreal, Québec Canada H2Y 1P5	-4,823,565-	5.76%

[1] Based on total issued and outstanding shares of 83,694,357 as of June 30, 2009.

[2] Includes 1,000,000 warrants and 3,225,000 common shares held in a related company..  These warrants are exercisable until April 26, 2010 at a price of $0.15 per share.  Also includes 2,400,000 stock options exercisable at $0.15 per share with expiry dates between July 28, 2011 and July 12, 2012.

[3] Includes 900,000 warrants and 3,150,000 common shares held in a related company.  These warrants are exercisable until April 26, 2010 at a price of $0.15 per share.  Also includes 1,565,000 stock options exercisable at $0.15 per share with expiry dates between March 4, 2012 to July 12, 2012

[4] Includes 250,000 warrants and 1,650,000 common shares held in a related company.  These warrants are exercisable until April 26, 2010 at a price of $0.15 per share.  Also includes 2,000,000 stock options exercisable at $0.15 per share with expiry dates between July 28, 2011 and July 12, 2012.

 [5] Includes warrants exercisable for an aggregate of 2,150,000 common shares and stock options aggregating 5,965,000 common shares respectively.

 Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of  175,000,000 shares of common stock, par value $ .0001.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding securities with greater rights, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the

Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as noted under item 11, none of the following parties, since July 1, 2008, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended June 30, 2009

Audit Fees:  The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-K; and our quarterly reports on Form 10-Q during the fiscal year ending June 30, 2009 was $59,095 CDN.

Audit Related Fees:  The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended June 30, 2009 were $6,000 CDN.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended June 30, 2009 was $Nil.

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

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended June 30, 2009 by MSCM LLP Chartered Accountants is compatible with maintaining MSCM LLP, Chartered Accountants.

AUDITOR'S TIME ON TASK

All of the work expended by MSCM LLP, Chartered Accountants on our June 30, 2009 audit was attributed to work performed by MSCM LLP, Chartered Accountant’s full-time, permanent employees.

ITEM 15.  EXHIBITS. FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	By-Laws(1)
4.1	2006 Stock Option Plan(2)
10.1	Property Agreement(1)
10.2	Trust Agreement 1(1)
10.3	Trust Agreement 2(1)
10.4	Trust Agreement 3(1)
10.5	Trust Agreement 4(1)
10.6	Letter of Intent effective March 10, 2006 with Apofas Ltd.(3)
10.7	Letter agreement effective May 12, 2006 with Virginia Mines Inc. (4)
10.8	Joint Venture Agreement dated August 22, 2007 between Uranium Star Corp. and Madagascar Minerals and Resources sarl (5)
14.1	Code of Ethics
21	Subsidiaries
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Summary Report on the Peter's Creek Placer Gold Property(6)
99.2	Progress Report on the Peter's Creek Gold Property(7)
99.3	Peter's Creek Gold Property Outline(7)

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

Dated:  September 15, 2009

By:

        /s/ J A Kirk McKinnon

Name:  J A Kirk McKinnon

Title:  President, Chief Executive Officer and Director

Dated:  September 15, 2009

By:

        /s/ Richard E. Schler

Name:  Richard E. Schler

Title:  Vice-President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date
/S/ J A Kirk McKinnon J A Kirk McKinnon	President, Chief Executive Officer, Director	September 15, 2009

/S/ Richard E. Schler Richard Schler	Vice-President, Chief Financial Officer, Director	September 15, 2009

/S/ William Nielsen	Director	September 15, 2009
William Nielsen

/S/ John Sanderson	Director	September 15, 2009
John Sanderson

/S/ Quentin Yarie	Director	September 15, 2009
Quentin Yarie

/S/ Peter Harder	Director	September 15, 2009
Peter Harder

Uranium Star Corp.

(An Exploration Stage Company)

June 30, 2009

Index

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations and Comprehensive Loss

F-3

Consolidated Statements of Cash Flows

F-4

Consolidated Statement of Stockholders’ Equity

F-5 - 7

Notes to the Consolidated Financial Statements

   F-8- 19

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Uranium Star Corp.

We have audited the accompanying consolidated balance sheets of Uranium Star Corp. (the “Company”) as at June 30, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss and stockholders’ equity and cash flows for the years then ended and accumulated for the period from March 1, 2004 (Date of Inception) to June 30, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Uranium Star Corp. as at June 30, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and accumulated for the period from March 1, 2004 (Date of Inception) to June 30, 2009 in accordance with accounting principles generally accepted in the United States of America.

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

Signed:       “MSCM   LLP”

            Chartered Accountants

     Licensed Public Accountants

Toronto, Ontario

September 10, 2009

Uranium Star Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30	June 30
	2009	2008
	$	$
ASSETS
Current Assets
Cash and term deposit	2,776,177	4,395,758
Amounts receivable	120,330	-
Marketable securities	24,086	51,048
Taxes recoverable	383,366	1,415,360
Total Current Assets	3,303,959	5,862,166
Property & Equipment (Note 3)	24,445	60,633
	3,328,404	5,922,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	154,580	271,750
Total Current Liabilities	154,580	271,750

Deferred tax liabilities (Note 8)	-	513,872

Total Liabilities	154,580	785,622

Going Concern (Note 1)

Stockholders’ Equity

Common Stock, 175,000,000 shares authorized (June 30, 2008
- 125,000,000), $0.001 par value, 83,694,357 issued and outstanding
(June 30, 2008 – 71,636,357)	83,693	71,635

Additional Paid-in Capital	39,610,163	38,303,969
Accumulated Comprehensive Loss	(49,086)	(22,952)
Donated Capital	20,750	20,750
Deficit Accumulated Deficit During the Exploration Stage	(36,491,696)	(33,236,225)
Total Stockholders' Equity	3,173,824	5,137,177
Total Liabilities and Stockholders' Equity	3,328,404	5,922,799

The accompanying notes are an integral part of these consolidated financial statements

Uranium Star Corp

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

	Accumulated from
	March 1, 2004	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	To June 30,	June 30,	June 30,
	2009	2009	2008
	$	$	$

Revenue	–	–	–

Expenses

Amortization	37,474	12,978	17,293
Donated services and expenses	18,750	-	-
Foreign currency transaction (gain) loss	(506,596)	120,435	(154,156)
General and administrative	2,485,282	495,585	914,192
Impairment loss on mineral properties	7,488,508	-	1,250,560
Mineral exploration	11,186,009	2,287,585	5,517,497
Professional fees	1,570,275	361,628	443,059
Stock based compensation (Note 7)	15,150,711	663,252	2,629,983

Loss from operations	37,430,413	3,941,463	10,618,428
Other Income
Interest Income	(634,864)	(51,007)	(276,632)
Other Income	(303,853)	(121,113)	(173,440)

Total loss before income tax expense (recovery)	36,491,696	3,769,343	10,168,356

Income tax expense (recovery) (Note 8)	-	(513,872)	(966,061)

Net loss	(36,491,696)	(3,255,471)	(9,202,295)
Other comprehensive income
Unrealized loss from investments in marketable securities	(49,086)	(26,134)	(22,952)

Comprehensive loss	(36,540,782)	(3,281,605)	(9,225,247)

Net Loss Per Share – Basic and Diluted (Note 9)	-	(0.04)	(0.13)

Weighted Average Shares Outstanding	-	73,292,839	69,418,905

The accompanying notes are an integral part of these consolidated financial statements

Uranium Star Corp

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Accumulated From	For the	For the
	March 1, 2004	Year	Year
	(Date of Inception)	Ended	Ended
	To June 30,	June 30,	June 30,
	2009	2009	2008
	$	$	$

Operating Activities

Net loss	(36,491,696)	(3,255,471)	(9,202,295)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	37,474	12,978	17,293
Donated services and expenses	20,750	-	-
Non-cash proceeds received	(74,000)		(74,000)
Deferred tax expense (recovery)	-	(513,872)	(966,061)
Impairment loss on mineral properties	7,488,508	-	1,250,560
Stock based compensation	15,150,711	663,252	2,629,983

Change in operating assets and liabilities
Amounts receivable	(120,330)	(120,330)	-
Accounts payable and accrued liabilities	155,406	(116,342)	(248,734)
Taxes recoverable	(383,366)	1,031,994	(504,781)

Net Cash Used In Operating Activities	(14,216,543)	(2,297,791)	(7,098,035)

Investing Activities

Due to related parties	-	-	-
Mineral property acquisition costs	(899,844)	-	(815,000)
Purchase of property and equipment	(61,918)	23,210	-

Net Cash Used In Investing Activities	(961,762)	23,210	(815,000)

Financing Activities

Proceeds from share subscriptions received	255,000	-	-
Proceeds from issuance of common stock, net	17,699,482	655,000	-

Net Cash Provided By Financing Activities	17,954,482	655,000	-

Increase (Decrease) in Cash		(1,619,581)	(7,913,035)

Cash - Beginning of Year	–	4,395,758	12,308,793

Cash - End of Year	2,776,177	2,776,177	4,395,758

Non-cash Investing and Financing Activities
Issuance of common stock for mineral property	3,838,850	-	375,000
Issuance of common stock for services	4,998,625	475,500	595,000

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Period from March 1, 2004 (Date of Inception) to June 30, 2009

(Expressed in US dollars)

							Deficit
				Accumulated			Accumulated
			Additional	Comprehen-	Common		During the
			Paid-in	sive	Stock	Donated	Exploration
	Shares	Amount	Capital	Income	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$	$

Balance – March 1, 2004 (Date of Inception)	–	–	–	–	-	–	–	–
Issuance of common shares for cash
- at $.01/share	7,500,000	7,500	17,500	–	–	–	–	25,000
- at $.05/share	2,085,000	2,085	32,665	–	–	–	–	34,750
Issuance of common stock for mineral property	7,500,000	7,500	(5,800)	–	–	–	–	1,700
Donated services and expenses	–	–	–	–	–	5,000	–	5,000
Net loss for the period	–	–	–	–	–	–	(9,991)	(9,991)

Balance – June 30, 2004	17,085,000	17,085	44,365	–	–	5,000	(9,991)	56,459
Donated services and expenses	–	–	–	–	–	9,000	–	9,000
Net loss for the year	–	–	–	–	–	–	(38,500)	(38,500)

Balance – June 30, 2005	17,085,000	17,085	44,365	–	–	14,000	(48,491)	26,959
Issuance of common shares for cash
- at $.20/share	2,265,000	2,265	448,235	–	–	–	–	450,500
Issuance of common shares at $.45/share pursuant to exercise of stock options	255,000	255	114,495	–	–	–	–	114,750
Issuance of common shares for mineral properties
- at $0.101/share	300,000	300	30,000	–	–	–	–	30,300
- at $0.85/share	2,000,000	2,000	1,698,000	–	–	-	-	1,700,000
Issuance of common shares for services					–
- at $0.60/share	5,550,000	5,550	3,324,450	–	–	-	-	3,330,000
Common stock subscribed	-	-	-	-	255,000	-	-	255,000
Fair value of warrants issued	–	–	1,925,117	–	–	–	–	1,925,117
Stock-based compensation	–	–	2,228,626	–	–	–	–	2,228,626
Donated services and expenses	–	–	–	–		6,750	–	6,750
Net loss for the year	–	–	–	–		–	(9,595,317)	(9,595,317)

Balance – June 30, 2006	27,455,000	27,455	9,813,288	-	255,000	20,750	(9,643,808)	472,685

The accompanying notes are an integral part of these consolidated financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Period from March 1, 2004 (Date of Inception) to June 30, 2009

(Expressed in US dollars)

							Deficit
				Accumulated			Accumulated
			Additional	Comprehen	Common		During the
			Paid-in	sive	Stock	Donated	Exploration
	Shares	Amount	Capital	Income	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$	$
Balance – June 30, 2006	27,455,000	27,455	9,813,288	-	255,000	20,750	(9,643,808)	472,685
Issuance of common shares for mineral properties
- at $.82/share	500,000	500	409,500	–		–	–	410,000
Cancellation of common stock subscribed					(25,000)			(25,000)
Stock based compensation	-	-	5,193,315	-		-	-	5,193,315
Issuance of common shares for mineral properties - at $0.69/share	150,000	150	103,350	-		-	-	103,500
- at $1.22/share	1,000,000	1,000	1,219,000	-		-	-	1,220,000
Fair value of warrants issued	-	-	2,941,961	-		-	-	2,941,961
Issuance of common shares for services – at $0.41/share	1,450,000	1,450	596,675	-		-	-	598,125
Issuance of common shares pursuant to exercise of cashless options	343,119	343	507,157	-		-	-	507,500
Private placement common share subscribed	460,000	460	229,540	-	(230,000)	-	-	-
Issuance of common shares for cash at $0.50 /share	34,600,000	34,600	17,265,400	-	-	-	-	17,300,000
Commission	891,850	891	807,824					808,715
Cost of issue	-	-	(3,843,798)	-	-	-	-	(3,843,798)
Net loss for the year	-	-	-	-	-	-	(14,390,122)	(14,390,122)
Balance – June 30, 2007	66,849,969	66,849	35,243,212	-	-	20,750	(24,033,930)	11,296,881
Issuance of shares pursuant to exercise of cashless warrants	561,388	561	207,152	-	-	-	-	207,713
Issuance of common shares for mineral properties - at $0.30/share	1,250,000	1,250	373,750	-	-	-	-	375,000
Fair value of warrants issued	-	-	60,560	-	-	-	-	60,560
Issuance of common shares for services – at $0.20/share	2,975,000	2,975	592,025	-	-	-	-	595,000
Stock-based compensation	-	-	1,827,270	-	-	-	-	1,827,270
Accumulated comprehensive Loss				(22,952)	-	-	-	(22,952)
Net loss for the year	-	-	-	-	-	-	(9,202,295)	(9,202,295)
Balance – June 30, 2008	71,636,357	71,635	38,303,969	(22,952)	-	20,750	(33,236,225)	5,137,177

The accompanying notes are an integral part of these consolidated financial statements

 Uranium Star Corp.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Period from March 1, 2004 (Date of Inception) to June 30, 2009

(Expressed in US dollars)

Deficit
				Accumulated			Accumulated
			Additional	Comprehen	Common		During the
			Paid-in	sive	Stock	Donated	Exploration
	Shares	Amount	Capital	Income	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$	$
Balance – June 30, 2008	71,636,357	71,635	38,303,969	(22,952)	-	20,750	(33,236,225)	5,137,177

Issuance of common shares for services – at $0.10/share	2,500,000	2,500	247,500	-	-	-	-	250,000
Issuance of common shares for services – at $0.08/share	1,600,000	1,600	126,400	-	-	-	-	128,000
Issuance of common shares for cash at $0.10 /share	6,800,000	6,800	673,200	-	-	-	-	680,000
Commission	408,000	408	(408)					-
Stock-based compensation	750,000	750	131,174	-	-	-	-	131,924
Incremental value of stock option re-pricing	-	-	128,328	-	-	-	-	128,328
Accumulated comprehensive Loss				(26,134)	-	-	-	(26,134)
Net loss for the year	-	-	-	-	-	-	(3,255,471)	(3,255,471)
Balance – June 30, 2009	83,694,357	83,693	39,610,163	(49,086)	-	20,750	(36,491,696)	3,173,824

The accompanying notes are an integral part of these consolidated financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Notes to  Consolidated Financial Statements

June 30, 2009

(Expressed in US dollars)

1.

Exploration Stage Company and Going Concern

The Company was incorporated in the State of Nevada on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008.  The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises".  In fiscal 2008 the Company incorporated Uranium Star (Mauritius) Ltd., a subsidiary in the country of Mauritius and Uranium Star Madagascar Sarl, a subsidiary in the country of Madagascar.  In fiscal 2009, the Company incorporated THB Venture Ltd, a company incorporated in Mauritius to hold the 75% interest in Uranium Star Minerals Sarl which holds the Madagascar Properties. The Company's principal business is the acquisition and exploration of mineral resources.  The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenue from mining operations since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations.  As at June 30, 2009, the Company has accumulated losses of $36,491,696 since inception.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Principals of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Uranium Star Corp. and its wholly-owned subsidiaries, Uranium Star (Mauritius) Ltd., THB Ventures Ltd, Uranium Star Madagascar Sarl and its 75% owned interest in Uranium Star Minerals Sarl.  All inter company accounts and transactions have been eliminated on consolidation.  These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company's fiscal year end is June 30.

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

c)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share".  SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  Basic and diluted loss per share is computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti-dilutive.  Shares underlying these securities totaled approximately 16,038,000 as of June 30, 2009.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2009

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

d)

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income, its components and accumulated balances.  As at June 30, 2009, the Company's only component of other comprehensive income is unrealized losses on marketable securities.

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

j)

Financial Instruments

The fair value of cash and term deposits, amounts receivable, marketable securities  and accounts payable were estimated to approximate their carrying values due to the immediate or short term maturity of these financial instruments.  The Company's operations are in Canada and Madagascar which results in exposure to market risks from changes in foreign currency rates.  The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2009

(Expressed in US dollars)

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

In July 2006, FASB issued Interpretation No. 48," Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 on July 1, 2007.  The Company recognized no material adjustment in the asset for unrecognized income tax benefits as a result of the adoption, and at the adoption date of July 1, 2007 there were no unrecognized tax benefits that would affect the effective tax rate if recognized.  At June 30, 2009,  the Company had no unrecognized tax benefits.  Management does not believe unrecognized tax benefits will significantly change within twelve months of the reporting date.  Interest and penalties related to income tax matters are recognized in income tax expense.  As of June 30, 2009 there is no accrued interest related to uncertain tax positions.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2009

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

n)

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

Uranium Star Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2009

(Expressed in US dollars)

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”.  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, “Earnings per Share”.  This guidance establishes that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Furthermore, all prior period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1.  The Company is currently evaluating the potential impact of the adoption of FSP EITF 03-6-1.

In May 2009, the FASB issued SFAS No.165, “Subsequent Events” (SFAS 165), which establishes accounting standards for recognition and disclosure of events that occurs after the balance sheet date but before financial statements are issued. These standards are essentially similar to current accounting principles with few exceptions that do not result in a change in general practice. This SFAS is effective on a prospective basis for interim or accrual financial periods ending after June 15, 2009. We adopted this pronouncement effective June 30, 2009, and the adoption of this standard did not have a material effect on our consolidated financial position, results of operations or cash flows. We have evaluated subsequent events through September 10, 2009, the date the consolidated financial statements were issued. See Note 10 for identified items

Uranium Star Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2009

(Expressed in US dollars)

3.

Property and Equipment

	Cost $	Accumulated Amortization $	June 30, 2009 Net carrying value $

Computer hardware	2,001	2,001	-
Exploration equipment	44,444	19,999	24,445

	46,445	22,000	24,445

	Cost $	Accumulated Amortization $	June 30, 2008 Net carrying value $

Computer hardware	2,001	1,780	221
Exploration equipment	83,127	22,715	60,412

	85,128	24,495	60,633

4.

Related Party Balances/Transactions

a)

During the year ended June 30, 2009, the Company incurred a total of $51,310 (2008: $36,000) in office administration and rent expense from a company related by common management.

b)

During the year ended June 30, 2009, no stock options were granted (2008:  4,020,000) to directors, officers and a relative of a director.

c)

During the year ended June 30, 2009, 3,075,000 common shares (2008: 2,975,000 common shares) were issued to directors, officers and a relative of a director for services at a fair value of $295,500 (2008: $595,000). These common shares were value at an estimated average market value of $0.096 per share (2008:$0.20 per share).

d)

During the year ended June 30, 2009, the Company incurred a total of $338,675 (2008: $264,024) in administrative, management and consulting fees to directors, officers and a relative of a director.

e)

The Company managed and incurred exploration expenses aggregating $115,329 (2008: $Nil) for a company related by common management. This amount was paid in full to the Company on August 27, 2009.

5.

Mineral Properties

a)

The Company entered into a binding letter of intent dated May 2, 2006, for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  The vendor has the right and option to sell an additional 25% undivided interest in the property.  This agreement is subject to a royalty agreement dated May 27, 1992, as amended November 3, 1993.  The vendor had acquired a 100% interest in the property, subject to a 1% net smelter royalty (NSR) on certain claims, and a 0.5% NSR on other claims.  The vendor has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, the Company must issue 2,000,000 shares of common stock  and 2,000,000 warrants, exercisable at $1.00 per share on or before June 1, 2009; and incur aggregate exploration expenditures in the amount of $2,000,000 on the property on or before August 31, 2008 (the “Earn In” period).  The Company has issued the 2,000,000 shares of common stock and warrants relating to the agreement, and incurred aggregate exploration expenditures of $6,780,664 as at June 30, 2009.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2009

(Expressed in US dollars)

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

b)

On August 15, 2006, the Company acquired an additional nineteen mineral claims contiguous to the property in consideration for a payment of $5,385 (CAD$6,000) as an acquisition fee, 150,000 common shares valued at $103,500 and 75,000 warrants valued at $34,961.  These shares and warrants were issued on October 4, 2006.  During the year ended June 30, 2008, the Company recognized an impairment loss of $143,846, as it had not yet been determined whether there were proven or probable reserves on the property.  As at June 30, 2009, the cumulative impairment loss is $143,846.

c)

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

Uranium Star Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2009

(Expressed in US dollars)

5.

Mineral Properties   (continued)

d)

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

b)

On December 10, 2007, the Company issued 1,250,000 common shares, with a fair value of $375,000, and 500,000 warrants in connection with the acquisition of the Madagascar property as referred to in Note 5(c).  The warrants are exercisable at $1.00 per share for a period of two years from the date of issuance and have been valued using the Black-Scholes option pricing model with an expected dividend yield of 0%, risk free rate of 4.20%, expected volatility of 126%, and expected life of 2 years.  The recorded fair value of the warrants of $60,560 was initially capitalized as mineral property acquisition costs and then recognized as an impairment loss.

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

e)

On April 21, 2009, the Company issued 1,600,000 common shares to directors, officers and consultants as compensation for services rendered at a fair value of $128,000. The shares were valued at an estimated fair market value of $0.08 per share based on the prevailing quoted market price on the date of issue.

f)

On June 24, 2009, the Company issued 750,000 common shares and 375,000 share purchase warrants valued at $131,924 to a new director and to a special advisory member to the Board of Directors as incentive bonus for their current and future services. The share purchase warrants issued are exercisable at $0.20 per  share  for a period of two years from the date of issuance.

g)

Between June 15, 2009 and June 30, 2009, the Company closed a private placement comprising of 6,800,000 units for gross proceeds of $680,000. Each unit consists of one common share  and one-half share purchase warrant . Each warrant is exercisable at $0.20 per share for a period of two years from date of issuance. In connection with the private placement, the Company paid 408,000 common shares and 408,000 broker warrants valued at $0.10 per unit as commission. Each broker warrant is exercisable at $0.10 per share for a period of 2 years from the date of issuance.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2009

(Expressed in US dollars)

7.

Stock Options and Warrants

(i)

Stock Options

Effective March 8, 2006, the Company filed a Form S 8 Registration Statement in connection with its newly adopted 2006 Stock Option Plan ("the "2006 Plan") allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares.  On December 18, 2006 and February 16, 2007, the Stock Option Plan was amended to increase the stock option pool by an additional 8,000,000 common shares.  No stock options were granted for the year ended June 30, 2009. The Company recorded an incremental value of stock-based compensation aggregating $128,328 arising from the  re-pricing of the stock options during  the year ended June 30, 2009.  During the year ended June 30, 2008, the Company granted stock options to acquire 4,020,000 common shares at an exercise price of $0.59 per share. The fair value for options granted during fiscal year 2008 was $0.4324 per share. During the year ended June 30, 2008, the Company recorded stock-based compensation on stock options aggregating $2,629,983

The following table summarizes the continuity of the Company's stock options:

	Number of Options	Weighted average exercise price
		$
Outstanding, June 30, 2007	4,935,000	0.63
Granted	4,020,000	0.59
Outstanding, June 30 2008	8,955,000	0.63
Cancelled	(1,325,000)	0.66
Outstanding, June 30, 2009	7,630,000	0.15

Additional information regarding options outstanding as at June 30, 2009 is as follows:

Exercise price	Number of shares	Outstanding Weighted average remaining contractual life (years)	Weighted average exercise price	Exercisable
				Number of shares	Weighted average exercise price
$0.15	515,000	2.08	$0.15	515,000	$0.15
$0.15	1,025,000	2.41	$0.15	1,025,000	$0.15
$0.15	2,570,000	2.70	$0.15	2,570,000	$0.15
$0.15	3,520,000	3.03	$0.15	3,520,000	$0.15

	7,630,000			7,630,000

On April 21, 2009 the Company re-priced the 7,630,000 outstanding stock options by amending the exercise price ranging between $0.55 to $0.85 per share to $0.15 per share. The Company recorded stock based compensation expense of $128,328  resulting from the modification.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2009

(Expressed in US dollars)

7.

Stock Options and Warrants

(i)

Stock Options - continued

The assumptions used were as follows:

	June 30 , 2009	June 30, 2008
Expected dividend yield	0%	0%
Risk-free interest rate	1.02% - 1.37%	4.61%
Expected volatility	141% - 155%	121%
Expected option life (in years)	0.03 – 2.08	5.00

(ii)

Warrants

The following table summarizes the continuity of the Company's warrants:

	Number of Warrants	Weighted average exercise price ($)

Outstanding June 30, 2007	41,059,250	0.75
Granted	500,000	1.00
Exercised	(2,010,000)	0.27
Expired	(255,000)	0.27
Outstanding, June 30, 2008	39,294,250	0.78
Granted	4,183,000	0.19
Expired	(35,069,250)	0.76
Outstanding, June 30, 2009	8,408,000	0.23

At June 30, 2009, the following share purchase warrants were outstanding:

Number of warrants		Exercise Price ($)	Expiry Date
75,000		1.00	October 4, 2009
500,000		1.00	December 10, 2009
3,650,000	(a)	0.15	April 26, 2010
3,400,000		0.20	June 15 – 30, 2009
408,000		0.10	June 30,2011
375,000		0.20	June 24, 2011
8,408,000

a)

On April 21, 2009, the Company amended the 3,650,000 warrants issued to directors, officers and consultants on April 26, 2006.  The exercise price was re priced from $0.50 per share to $0.15 per share with an expiry date of April 26, 2010.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2009

(Expressed in US dollars)

8.

Income Taxes

The following table reconciles the expected income tax recovery at the Canadian Federal and Provincial statutory rate of 32.5% (2008: 35%) to the amount recognized in the statement of operations:

	June 30, 2009 $	June 30, 2008 $

Net Operating Losses	3,769,343	10,168,356

Statutory Tax Rate	32.5%	35%

Expected tax recovery	(1,225,036)	(3,558,925)

Permanent differences	1,153,778	3,284,564

Tax rate changes and other adjustments	(2,316,798)	(691,700)

Increase (decrease) in valuation allowance	1,874,184	-

Income tax recovery reflected in the statement of operations	(513,872)	(966,061)

The Company’s income tax (recovery) is allocated as follows:

Current tax expense	-	-
Future tax recovery	(513,872)	-
	(513,872)	-

The Company’s future income tax assets and liabilities as at June 30, 2009 and 2008 are as follows:

	June 30, 2009 $	June 30, 2008 $
Future Income Tax Assets

Non-capital losses	969,794	571,258
Share issue costs	98,456	-
Undeducted resource and other tax pools	805,935	(1,085,130)
	1,874,185	(513,872)
Less: valuation allowance	(1,874,185)	-
Net future income tax assets	-	(513,872)

At June 30, 2009, the Company had non-capital losses of approximately $2,867,319 available to offset future taxable income.  These losses expire as follows:

2027	943,960
2028	915,323
2029	1,008,036
2,867,319

Uranium Star Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2009

(Expressed in US dollars)

9.

Loss per Share

Basic and diluted loss per share is computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all potentially dilutive shares since their effect is anti dilutive.  Shares underlying these securities totaled approximately 73,949,524  as of June 30, 2009.

10.

Subsequent Events

a)

On July 9,2009 the Company entered into a definitive agreement to acquire the remaining 25% interest of the “Three Horses Joint Venture” as referred to in note 5(c) for cash consideration of $100,000, which was placed in escrow until closing. On acquisition, the joint venture with MMR will be terminated.  MMR retains a 2% net smelter return ("NSR").  The NSR on this 25% interest portion may be acquired by the Company at a price of $500,000 in cash or shares of the Company for the first 1% and at a price of $1,000,000 in cash or shares of the Company for the second 1% at the option of the Company.

b)

On August 17, 2009, the Company issued 2,500,000 common shares to directors, officers and consultants as compensation for services rendered at a fair value of $425,000. The shares were valued at an estimated fair market value of $0.17 per share based on the prevailing quoted market price on the date of issue.

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

Exhibit 23.1

Consent of Independent Auditors

701 Evans Avenue 8th Floor Toronto, Ontario, Canada M9C 1A3	telephone: facsimile: email: website:	(416) 626-6000 (416) 626-8650 info@mscm.ca www.mscm.ca

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Uranium Star Corp.,

We hereby provide our consent to the incorporation by reference, in this Annual Report on Form 10-K of Uranium Star Corp. of our report dated September 10, 2009 relating to the consolidated financial statements of Uranium Star Corp. for the period from July 1, 2008 through June 30, 2009.

Signed:  “MSCM LLP”

MSCM LLP

Toronto, Ontario

September 14, 2009

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

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

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

Dated:   September 15, 2009

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

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

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

Dated:   September 15, 2009

   /s/ Richard E. Schler

Richard E. Schler, Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the annual report of Uranium Star Corp. (the "Company") on Form 10-K for the period ending June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J A Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  September 15, 2009

/s/ J A Kirk McKinnon

J A Kirk McKinnon, Chief Executive Officer

Exhibit 32.2

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the annual report of Uranium Star Corp. (the "Company") on Form 10-K for the period ending June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard E. Schler, Chief Financial Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  September 15, 2009

   /s/ Richard E. Schler

Richard E. Schler, Chief Financial Officer