Form 10-Q
period 2009-09-30
Uranium Star Corp.
filed 2009-11-10
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of  November 10,2009,  there were 86,444,357 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes      No   ☒

Uranium Star Corp.

      Page

PART I - FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (unaudited)
	Interim Consolidated Balance Sheets	F1
	Interim Consolidated Statements of Operations and Comprehensive Loss	F2
	Interim Consolidated Statements of Cash Flows	F3
	Notes to the Interim Consolidated Financial Statements	F4 – F13
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1a	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5	Other information	26
Item 6.	Exhibits	27

CERTIFICATIONS

Exhibit 31 – Management certification…………………………………………………... 29-32

Exhibit 32 – Sarbanes-Oxley Act………………………………………………………….33-34

PART I

FINANCIAL INFORMATION

Item 1.

Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending June 30, 2010.

Uranium Star Corp.

(An Exploration Stage Company)

(Unaudited)

(Expressed in US dollars)

September 30, 2009

Index

Interim Consolidated Balance Sheets

F 1

Interim Consolidated Statements of Operations and Comprehensive Loss

F 2

Interim Consolidated Statements of Cash Flows

F 3

Notes to the Interim Consolidated Financial Statements

F 4 – F13

Uranium Star Corp.

(An Exploration Stage Company)

Interim Consolidated Balance Sheets

(Expressed in US dollars)

(Unaudited)

	September 30, 2009	June 30, 2009
		(Audited)
	$	$

ASSETS

Current Assets

Cash and cash equivalents	1,503,822	2,776,177
Amounts receivable	16,829	120,330
Marketable securities	26,115	24,086
Taxes recoverable	415,677	383,366

Total current assets	1,962,443	3,303,959

Property and equipment	22,223	24,445

Total Assets	1,984,666	3,328,404

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	217,419	154,580

Total Liabilities	217,419	154,580

Going Concern (Note 1)

Stockholders’ Equity

Common stock, 175,000,000 shares authorized, $0.001 par value, 86,194,357 shares issued and outstanding (June 30, 2009 – 83,694,357 shares)	86,193	83,693

Additional paid-in capital	40,288,688	39,610,163

Accumulated other comprehensive loss	(47,056)	(49,086)

Donated capital	20,750	20,750

Deficit accumulated during the exploration stage	(38,581,328)	(36,491,696)

Total stockholders’ equity	1,767,247	3,173,824

Total Liabilities and Stockholders’ Equity	1,984,666	3,328,404

The accompanying notes are an integral part of these interim consolidated financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

(Unaudited)

	Accumulated From March 1, 2004 (Date of Inception) to September 30,	For the 3 months Ended September 30,
	2009	2009	2008
	$	$	$

Revenue	-	-	-

Expenses

Amortization	39,696	2,222	4,323
Donated services and expenses	18,750	-	-
Foreign currency transaction (gain) loss	(572,065)	(65,469)	71,109
General and administrative	2,738,097	252,815	153,850
Impairment loss on mineral properties	7,588,508	100,000	-
Mineral exploration	12,077,439	891,430	606,589
Professional fees	1,803,298	233,023	71,147
Stock based compensation (Notes 6 and 7)	15,831,736	681,025	-

Loss from operations before undernoted items	39,525,459	2,095,046	907,018

Other income
Interest income	(640,278)	(5,414)	(13,045)
Other income	(303,853)	-	(50,000)

Total loss before provision for income taxes	38,581,328	2,089,632	843,973
Income tax expense (recovery)	-	-	(426,772)

Net loss	38,581,328	2,089,632	417,201
Unrealized loss (gain) from investments in marketable securities	(47,056)	(2,030)	20,025

Comprehensive loss	38,534,272	2,087,602	437,226

Net Loss Per Share – Basic and Diluted	-	(0.01)	(0.01)

Weighted Average Shares Outstanding	-	86,194,357	71,636,357

The accompanying notes are an integral part of these interim consolidated financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	Accumulated From March 1, 2004 (Date of Inception) To September 30,	For the 3 months Ended September 30,
	2009	2009	2008
	$	$	$
Operating Activities

Net loss	(38,581,328)	(2,089,632)	(417,201)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	39,696	2,222	4,323
Non-cash proceeds received	(74,000)	-	-
Donated services	20,750	-	-
Deferred tax expense (recovery)	-	-	(426,772)
Impairment loss on mineral properties	7,588,508	100,000	-
Stock-based compensation	15,831,736	681,025	-

Change in operating assets and liabilities
Amounts receivable	(16,828)	103,502	-
Accounts payable	218,245	62,839	(106,613)
Taxes recoverable	(415,677)	(32,311)	70,535

Net Cash Used in Operating Activities	(15,388,898)	(1,172,355)	(875,278)

Investing Activities

Mineral property acquisition costs	(999,844)	(100,000)	-
Acquisition of equipment	(61,918)		-

Net Cash Used in Investing Activities	(1,061,762)	(100,000)	-

Financing Activities

Proceeds from issuance of common stock - net	17,954,482	-	-

Net Cash Provided By Financing Activities	17,954,482	-	-

Increase (Decrease) in Cash	1,503,822	(1,272,355)	(875,278)

Cash and cash equivalents – Beginning of Period	-	2,776,177	4,395,758

Cash and cash equivalents – End of Period	1,503,822	1,503,822	3,520,030

Non-cash Investing and Financing Activities
Issuance of common stock for mineral properties	3,838,850	-	375,000
Issuance of common stock for services	5,423,625	425,000	595,000

Supplemental Disclosure
Interest paid	-	-	-
Interest received Income taxes paid	640,278 -	5,414 -	13,045 -

The accompanying notes are an integral part of these interim consolidated financial statements

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

September 30, 2009

(Expressed in US dollars)

(Unaudited)

1.

Exploration Stage Company

The Company was incorporated in the State of Nevada on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008.  The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises" (Accounting Standards Collection ("ASC") Topic - 915).  In fiscal 2008 the Company incorporated Uranium Star (Mauritius) Ltd., a subsidiary in the country of Mauritius and Uranium Star Madagascar Sarl, a subsidiary in the country of Madagascar.  The Company's principal business is the acquisition and exploration of mineral resources.  The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenue from mining operations since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations.  As at September 30, 2009, the Company has accumulated losses of $38,581,328 since inception.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  These consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Principals of Consolidation and Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Uranium Star Corp. and its wholly-owned subsidiaries, Uranium Star (Mauritius) Ltd., THB Venture Ltd, Uranium Star Madagascar Sarl and Uranium Star Minerals Sarl.  All inter company accounts and transactions have been eliminated on consolidation.  These interim consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company's fiscal year end is June 30.

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

c)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share".  SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  Basic and diluted loss per share is computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti-dilutive.  Shares underlying these securities totaled approximately 16,913,000 as of September 30, 2009.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

September 30, 2009

(Expressed in US dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income" (ASC Topic - 220), establishes standards for the reporting and display of comprehensive income, its components and accumulated balances.  As at September 30, 2009, the Company's only component of other comprehensive income is unrealized losses on marketable securities.

e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)

Marketable Securities

The Company classifies and accounts for debt and equity securities in accordance with Financial Accounting Standards Board FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (ASC Topic - 320).  The Company has classified all of its marketable securities as available for sale, thus securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, is included as a separate component of stockholders’ equity, “Accumulated Other Comprehensive Loss.”

g)

Property and Equipment

Property and equipment is stated at cost, less accumulated amortization, and consists of computer hardware and exploration equipment.  Amortization of computer hardware is computed using the straight-line method over three years and exploration equipment is amortized over five years on a straight-line basis.

h)

Mineral Property Costs

The Company has been in the exploration stage since its inception on March 1, 2004, and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04 02, "Whether Mineral Rights Are Tangible or Intangible Assets" (ASC Topic - 930).  The Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets" (ASC Topic - 360) at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units of production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

i)

Long Lived Assets

In accordance with ASC Topic - 360, the carrying value of intangible assets and other long lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment  when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

j)

Financial Instruments

The fair value of cash and cash equivalents, amounts receivable, and accounts payable were estimated to approximate their carrying values due to the immediate or short term maturity of these financial instruments.  The Company's operations are in Canada and Madagascar which results in exposure to market risks from changes in foreign currency rates.  The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

September 30, 2009

(Expressed in US dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

k)

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation" (ASC Topic - 830), using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.  Foreign currency transactions are primarily undertaken in Canadian dollars and Malagasy ariary.

l)

Stock Based Compensation

 Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments" (ASC Topic - 718), using the modified retrospective transition method.  The Company had not issued any stock options or share based payments prior to January 1, 2006.  Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting ASC Topic - 718.

m)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has adopted SFAS No. 109 "Accounting for Income Taxes" (ASC Topic - 740) as of its inception.  Pursuant to ASC Topic - 740, the Company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefits of net operating losses have not been recognized in these consolidated interim financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

At September 30, 2009,  the Company had no unrecognized tax benefits.  Management does not believe unrecognized tax benefits will significantly change within twelve months of the reporting date.  Interest and penalties related to income tax matters are recognized in income tax expense.  As of September 30, 2009 there is no accrued interest related to uncertain tax positions.

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

September 30, 2009

(Expressed in US dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

o)

Recent Accounting Pronouncements

Beginning July 1, 2008, the Company partially applied FAS 157 (ASC Topic - 820) as allowed by FASB Staff Position ("FSP") 157-2 (ASC Topic - 820 - 10), which delayed the effective date of FAS 157 for nonfinancial assets and liabilities.  As of July 1, 2008 the Company has applied the provisions of ASC Topic - 820 to its financial instruments and the impact was not material.  On July 1, 2009, the Company adopted ASC Topic - 820 to its non-financial assets and liabilities.  The addition did not have a material impact on the Financial Statements.

The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company is able to classify fair value balances based on the observability of those inputs.

ASC Topic - 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy defined by ASC Topic - 820 are as follows:

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

Level 3

Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management's best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers' needs.  At each balance sheet date, the Company performs an analysis of all instruments subject to ASC Topic - 820 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

Marketable securities are measured at fair value on a recurring basis based on a level one measurement.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

September 30, 2009

(Expressed in US dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

o)

Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued new guidance, “The Hierarchy of Generally Accepted Accounting Principles”.  The guidance identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company is currently evaluating the potential impact of the adoption of the guidance.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (ASC Topic - 260 - 10).  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to ASC Topic - 260, “Earnings per Share”.  This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  ASC Topic - 260 - 10 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Furthermore, all prior period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of ASC Topic - 260 - 10.

In May 2009, the FASB issued SFAS No.165, “Subsequent Events” (SFAS 165), which establishes accounting standards for recognition and disclosure of events that occurs after the balance sheet date but before financial statements are issued. These standards are essentially similar to current accounting principles with few exceptions that do not result in a change in general practice. This SFAS is effective on a prospective basis for interim or accrual financial periods ending after June 15, 2009. We adopted this pronouncement effective June 30, 2009, and the adoption of this standard did not have a material effect on our consolidated financial position, results of operations or cash flows. We have evaluated subsequent events through November 3, 2009, the date the interim consolidated financial statements were issued. See Note 8 for identified items.

F – 8

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

September 30, 2009

(Expressed in US dollars)

(Unaudited)

3.

Property and Equipment

			September 30,	June 30,
		Accumulated	2009	2009
	Cost	Amortization	Net carrying value
	$	$	$	$

Computer equipment	2,001	2,001	-	-
Exploration equipment	44,445	22,222	22,223	24,445

	46,446	24,223	22,223	24,445

4.

Related Party Balances/Transactions

a)

During the three months ended September 30, 2009,  the Company incurred a total of $9,794 (2008: $10,500) in office administration and rent expense from a company related by common management.

b)

During the three months ended September 30, 2009, 725,000 stock options were granted (2008:  Nil) to directors, officers and a relative of a director.

c)

During the three months ended September 30, 2009, 1,875,000 (2008: Nil) shares were issued to directors, officers and a relative of a director for services at a fair value of $318,750. These common shares were valued at an estimated fair market value of $0.17 per share.

d)

During the three months ended September 30, 2009, the Company incurred a total of $96,335 (2008: $77,715) in administrative, management and consulting fees to directors, officers and a relative of a director.

5.

Mineral Properties

a)

The Company entered into a binding letter of intent dated May 2, 2006, for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  The vendor has the right and option to sell an additional 25% undivided interest in the property.  This agreement is subject to a royalty agreement dated May 27, 1992, as amended November 3, 1993.  The vendor had acquired a 100% interest in the property, subject to a 1% net smelter royalty (NSR) on certain claims, and a 0.5% NSR on other claims.  The vendor has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, the Company must issue 2,000,000 shares of common stock  and 2,000,000 warrants, exercisable at $1.00 per share on or before June 1, 2009; and incur aggregate exploration expenditures in the amount of $2,000,000 on the property on or before August 31, 2008 (the “Earn In” period).  The Company has issued the 2,000,000 shares of common stock and warrants relating to the agreement, and incurred aggregate exploration expenditures of $6,789,765 as at September 30, 2009.

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

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

September 30, 2009

(Expressed in US dollars)

(Unaudited)

5.

Mineral Properties   (continued)

b)

On August 15, 2006, the Company acquired an additional nineteen mineral claims contiguous to the property in consideration for a payment of $5,385 (CAD$6,000) as an acquisition fee, 150,000 common shares valued at $103,500 and 75,000 warrants valued at $34,961.  These shares and warrants were issued on October 4, 2006.  During the year ended June 30, 2008, the Company recognized an impairment loss of $143,846, as it had not yet been determined whether there were proven or probable reserves on the property.  As at  September 30, 2009, the cumulative impairment loss is $143,846.

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

On July 9, 2009 the Company entered into a definitive agreement to acquire the remaining 25% interest of the “Three Horses Joint Venture” for a cash consideration of $100,000. On acquisition of the remaining 25% interest, the joint venture with MMR was terminated.  MMR retains a 2% net smelter return ("NSR").  The NSR on this 25% interest portion may be acquired by the Company at a price of $500,000 in cash or shares of the Company for the first 1% and at a price of $1,000,000 in cash or shares of the Company for the second 1% at the option of the Company.

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

As at September 30, 2009, the Company recognized a cumulative impairment loss of $1,300,560, as it has not yet been determined whether there are proven or probable reserves on the property.

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

September 30, 2009

(Expressed in US dollars)

(Unaudited)

6.

Common Stock

a)

On January 27, 2009, the Company issued 2,500,000 common shares to directors, officers and consultants as compensation for services rendered at a fair value of $250,000.  The shares were valued at an estimated fair market value of $0.10 per share based on the prevailing quoted market price on the date of issue.

b)

On April 21, 2009, the Company issued 1,600,000 common shares to directors, officers and consultants as compensation for services rendered at a fair value of $128,000. The shares were valued at an estimated fair market value of $0.08 per share based on the prevailing quoted market price on the date of issue.

c)

On June 24, 2009, the Company issued 750,000 common shares and 375,000 share purchase warrants valued at $131,924 to a new director and to a special advisory member to the Board of Directors as incentive bonus for their current and future services. The share purchase warrants issued are exercisable at $0.20 per  share  for a period of two years from the date of issuance.

d)

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

e)

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

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

September 30, 2009

(Expressed in US dollars)

(Unaudited)

7.

Stock Options and Warrants

(i)

Stock Options

Effective March 8, 2006, the Company filed a Form S 8 Registration Statement in connection with its newly adopted 2006 Stock Option Plan ("the "2006 Plan") allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares.  On December 18, 2006 and February 16, 2007, the Stock Option Plan was amended to increase the stock option pool by an additional 8,000,000 common shares.  The Company granted 875,000 stock options during the three months ended September 30, 2009.

The following table summarizes the continuity of the Company's stock options:

	Number of Options	Weighted average exercise price
		$
Outstanding, June 30, 2008	8,955,000	0.63
Cancelled	(1,325,000)	0.66
Outstanding, June 30 2009	7,630,000	0.15
Granted	875,000	0.35
Outstanding, September 30, 2009	8,505,000	0.17

Additional information regarding options outstanding as at September 30, 2009 is as follows:

Exercise price	Number of shares	Outstanding Weighted average remaining contractual life (years)	Weighted average exercise price	Exercisable
				Number of shares	Weighted average exercise price
$0.15	515,000	1.83	$0.15	515,000	$0.15
$0.15	1,025,000	2.16	$0.15	1,025,000	$0.15
$0.15	2,570,000	2.45	$0.15	2,570,000	$0.15
$0.15	3,520,000	2.78	$0.15	3,520,000	$0.15
$0.35	875,000	3.75	$0.35	875,000	$0.35

	8,505,000		$0.17	8,505,000	$0.17

On April 21, 2009 the Company re-priced the 7,630,000 outstanding stock options by amending the exercise price ranging between $0.55 to $0.85 per share to $0.15 per share. The Company recorded stock based compensation expense of $128,328  resulting from the modification.

The weighted average assumptions used are as follows:

	September 30, 2009	June 30, 2009
Expected dividend yield	0%	0%
Risk-free interest rate	1.8%	1.02% - 1.37%
Expected volatility	157%	141% - 155%
Expected option life (in years)	4	0.03 – 2.08

Uranium Star Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

September 30, 2009

(Expressed in US dollars)

(Unaudited)

7.

Stock Options and Warrants

(ii)

Warrants

The following table summarizes the continuity of the Company's warrants:

	Number of Warrants	Weighted average exercise price ($)

Outstanding June 30, 2008	39,294,250	0.78
Granted	4,183,000	0.19
Expired	(35,069,250)	0.76
Outstanding, June 30, 2009 & September 30, 2009	8,408,000	0.23

At September 30, 2009, the following share purchase warrants were outstanding:

Number of warrants		Exercise Price ($)	Expiry Date
75,000		1.00	October 4, 2009
500,000		1.00	December 10, 2009
3,650,000	(a)	0.15	April 26, 2010
3,400,000		0.20	June 15 – 30, 2011
408,000		0.10	June 30, 2011
375,000		0.20	June 24, 2011
8,408,000

a)

On April 21, 2009, the Company amended the 3,650,000 warrants issued to directors, officers and consultants on April 26, 2006.  The exercise price was re priced from $0.50 per share to $0.15 per share with an expiry date of April 26, 2010.

8.

Subsequent Event

On October 5, 2009 the Company issued 500,000 shares of common stock and 250,000 share purchase warrants to a director as incentive bonus compensation. In addition, 250,000 shares of common stock previously issued to a director were cancelled.

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Uranium Star Corp., unless the context requires otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Examples of forward-looking statements include, but are not limited to:  (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "believes," "budget," "target," "goal," "anticipate," "expect," "plan," "outlook," "objective," "may," "project," "intend," "estimate," or similar expressions. Any forward-looking statements herein are subject to certain risks and uncertainties in the business of Uranium Star Corp. including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of our company. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with the our Financial Statements and Notes to Financial Statements included in its 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 21, 2009.

Our financial statements have been prepared in accordance with United States generally accepted accounting principles.  We urge you to read this report in conjunction with the risk factors described herein.

BACKGROUND

Company Overview

Uranium Star Corp. was incorporated in the State of Nevada on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008. Our fiscal year-end is June 30. We are an exploration stage company engaged in the search for uranium, gold and other minerals.  We have an interest in properties located in Canada (Province of Québec) and Madagascar.  None of the properties in which we hold an interest has known mineral reserves of any kind at this time.  As such, the work programs planned by us are exploratory in nature.

We have not had any bankruptcy, receivership or similar proceeding since incorporation. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

Business Development

UNTIL WE CAN VALIDATE OTHERWISE, THE PROPERTIES OUTLINED BELOW HAVE NO KNOWN MINERAL RESERVES OF ANY KIND AND WE ARE PLANNING PROGRAMS THAT ARE EXPLORATORY IN NATURE.  Further details regarding our  properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on our Sagar property in Northern Quebec can be found on our website:  www.uraniumstar.com. The comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on our Three Horses Property located in Madagascar has been submitted to the SEC and TSX for approval.

Competitive Conditions

The mineral exploration and mining industry is competitive in all phases of exploration, development and production. We compete with a number of other entities and individuals in the search for, and acquisition of, attractive mineral properties. As a result of this competition, the majority of which is with companies with greater financial resources than us, we may not in the future be able to acquire attractive properties on terms it considers acceptable.  Furthermore, we compete with other resource companies, many of whom have greater financial resources and/or more advanced properties that are better able to attract equity investments and other capital.  Factors beyond our control may affect the marketability of minerals mined or discovered by us.

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

The agreement with Virginia is subject to a royalty agreement dated May 27, 1992 (as amended by agreements dated May 10, 1993 and November 3, 1993, collectively, the "Virginia Royalty Agreement") between Virginia Gold Mines Inc. (predecessor to Virginia) and Pierre Poisson and Joanne Jones.  Pursuant to the Virginia Royalty Agreement, Virginia acquired a 100% interest in the Sagar Property, subject to the P&J Royalties.  Pursuant to the Virginia Royalty Agreement, Virginia had the right to buy back half of the 1% net smelter return royalty (0.5%) for $200,000, and half of the 0.5% net smelter return royalty (0.25%) for $100,000, such P&J Royalty repurchase are now held by us.

As at September 30, 2009, we incurred an aggregate of $6,789,765 of exploration expenditures on the Sagar Property.

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

On July 9, 2009 our company entered into a definitive agreement to acquire the remaining 25% interest of the “Three Horses Joint Venture” for cash consideration of $100,000. On acquisition of the remaining 25% the joint venture with MMR was terminated.  MMR retains a 2% net smelter return ("NSR").  The NSR on this 25% interest portion may be acquired by us at a price of $500,000 in cash or shares of our common stock for the first 1% and at a price of $1,000,000 in cash or shares of our common stock for the second 1% at our option.

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

 Diamond drilling of 31 holes was carried out from October – November 24th, 2008. Extensive mechanical trenching was carried out in the first half of 2009.

Plan of Operation

Our plan of operations for the period until December 31, 2009 is to complete the following objectives within the time periods specified, subject to our obtaining the necessary funding and/or permits for continued exploration of the mineral properties. The following table, although subject to revision, summarizes the anticipated exploration expenditures on our current properties for the period until December 31, 2010.

	2009	2010
Sagar Project (incl. Ferderber Claims)	$20,000	$20,000
Madagascar	$2,600,000	$10,000,000
Other	$20,000	$20,000
Totals	$2,640,000	$10,040,000

Madagascar Properties

Prior to the exploration work completed by Uranium Star in 2007 and 2008 there is no record of any previous mining or significant exploration activity within the Three Horses Property area. There is evidence locally of minor artisanal working and small exploratory pits for gems and gold by the local population.

Taiga Consultants Ltd. was retained by Uranium Star to manage exploration activities on the Three Horses Property in the summer and fall of 2007 and throughout 2008.

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

497,500 mE
500,000 mE
502,500 mE
505,000 mE
507,500 mE
510,000 mE
7,355,000 mN
7,352,500 mN
7,350,000 mN
7,347,500 mN
7,345,000 mN
7,342,500 mN
7,340,000 mN
7,337,500 mN
7,335,000 mN
N
TH-08-10
TH-08-11
TH-08-12/13
TH-08-14
TH-08-15
TH-08-18
TH-08-17
TH-08-07
TH-08-05/06
TH-08-09
TH-08-08
TH-08-20/21/22
TH-08-02
TH-08-23
TH-08-29
TH-08-31
TH-08-01/01a
TH-08-30
TH-08-28
TH-08-25
TH-08-04
TH-08-19
TH-08-26/27
TH-08-24
TH-08-03
0
1
2
kilometres

2008 Diamond Drill Hole Locations

                             Composited Vanadium Mineralization in 2008 Drill Holes

Hole	Depth in Metres			V2O5
	From	To	Interval	%
TH-08-01	103.6	115.8	12.2	0.39
TH-08-02	42.7	109.7	36.6	0.27
incl.	100.6	109.7	9.1	0.36
TH-08-07	27.4	54.9	27.4	0.23
TH-08-11	33.5	39.6	6.1	0.41
TH-08-11	57.9	76.2	18.3	0.37
TH-08-12	30.6	114.3	83.7	0.37
incl.	45.7	61.0	15.2	0.40
incl.	86.9	109.7	22.9	0.47
TH-08-13	38.5	141.7	103.2	0.32
incl.	76.2	141.7	65.5	0.36
incl.	112.8	141.7	27.4	0.45
TH-08-14	12.2	109.7	97.5	0.35
incl.	76.2	91.4	15.2	0.66
TH-08-24	4.6	82.3	77.7	0.67
incl.	12.2	61.0	45.7	0.91
TH-08-25	18.3	48.8	30.5	0.32
TH-08-25	100.6	103.6	3.0	0.47
TH-08-26	9.1	36.6	27.4	0.41
incl.	18.3	27.4	9.0	0.76
TH-08-26	67.1	73.2	6.1	0.53
TH-08-27	9.1	97.5	88.4	0.30
incl.	18.3	29.0	10.7	0.88
TH-08-27	146.3	153.9	6.0	0.50
TH-08-31	15.2	51.8	36.6	0.38
incl.	36.6	48.8	12.2	0.56

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

500,000 mE
502,000 mE
504,000 mE
506,000 mE
508,000 mE
510,000 mE
7,356,000 mN
7,354,000 mN
7,352,000 mN
7,350,000 mN
7,348,000 mN
7,346,000 mN
7,344,000 mN
7,342,000 mN
7,340,000 mN
7,338,000 mN
N
Fondrana
Mainty
Ampamata
Ankiliabo
Manga
Ankazota
Fotadrevo
Andranoboa
Jaky
Proposed Manga Drilling Area
Proposed Jaky Drilling Area
TR-09-026
TR-09-025
TR-09-009
TR-09-010
TR-09-010-2
TR-09-018
TR-09-019
TR-09-021
TR-09-020
TR-09-022
TR-09-024
TR-09-023
TR-09-029
TR-09-030
TR-09-027
TR-09-028
TR-09-031
TR-09-032
TR-09-033
TR-09-034
TR-09-035
TR-09-036
TR-09-037
TR-09-053
TR-09-052
TR-09-051
TR-09-050
TR-09-049
TR-09-017-3
TR-09-017-2
TR-09-017
TR-09-016
TR-09-015
TR-09-014
TR-09-044
TR-09-043
TR-09-042
TR-09-041
TR-09-040
TR-09-045
TR-09-046
TR-09-047
TR-09-048
TR-09-013
TR-09-012
TR-09-008
TR-09-008-2
TR-09-011
TR-09-007
TR-09-006
TR-09-005
TR-09-055
TR-09-004
TR-09-054
TR-09-039
TR-09-003
TR-09-002
TR-09-001
TR-09-038
0
1.5
3
kilometers
WGS84 Zone 38 S
1 : 50,000

2009 Trench Location Map

Trenching was completed by a 28 ton Komatsu backhoe, a 22-ton backhoe and a small wheeled backhoe was utilized for backfilling and trenching.

The XRF method of analysis appears to serve best as a tool for locating and prioritizing target areas for detailed follow up exploration and so is considered by our management as an excellent tool to allow vectoring over mineralized areas.

In the case of the Jaky Zone the anomalous vanadium values, which define the zone, extend for over 1.1 km and for the Mainty Zone for at least one kilometre. The width of the zone defined by the XRF readings is also in excess of that seen in the sub-surface. Portions of the Jaky Zone are over 200 wide and for the Mainty Zone over 100m wide. It is felt that the XRF data is sufficient to map the areal extent of the mineralized zones. The exact tenor of the mineralization is confirmed by the assay results of the channel sampling completed in the trenches.

Trench #	From	To	Length	% V2O5
TR-09-001	0	116	116	0.48
incl.	28	52	24	0.72
incl.	70	90	20	0.77
TR-09-002	54	136	190	0.56
incl	104	136	32	0.96
incl.	154	208	54	0.67
TR-09-003	58	134	192	0.47
incl.	86	152	66	0.8
TR-09-004	84	200	116	0.5
incl.	112	164	52	0.75
TR-09-005	26	62	36	0.23
TR-09-006	28	74	46	0.36
TR-09-007	8	100	92	0.27
TR-09-008	40	106	66	0.40
Incl.	44	70	26	0.55
TR-09-009	24	84	60	0.25
TR-09-010	106	152	46	0.31
Tr-09-011	0	30	30	0.36
TR-09-012	4	34	30	0.41
TR-09-013	84	140	56	0.25
TR-09-014	-14	32	46	0.38
incl.	-8	4	12	0.68
TR-09-015	52	92	40	0.26
TR-09-016	44	88	44	0.27
incl.	44	50	6	0.58
TR-09-017	134	152	18	0.38
TR-09-018	22	30	8	0.49
and	86	122	36	0.51
TR-09-19	138	204	66	0.46
incl.	158	180	22	0.59
TR-09-020	24	104	80	0.31

TR-09-021	32	57	25	0.36
TR-09-022	26	100	74	0.38
TR-09-023	24	72	48	0.34
TR-09-024				NSV
TR-09-025	66	74	8	0.27
TR-09-026	2	138	136	0.21
TR-09-027	6	58	52	0.23
TR-09-028	40	54	14	0.33
and	78	100	22	0.53
TR-09-029	56	94	38	0.36
TR-09-030	74	92	18	0.68
TR-09-031	20	36	16	0.52
TR-09-032	54	100	46	0.46
TR-09-033	18	62	44	0.44
incl.	18	28	10	0.59
TR-09-034	40	86	46	0.44
incl.	54	64	10	0.74
TR-09-035	20	64	44	0.43
TR-09-036	8	52	44	0.47
incl.	26	36	10	0.60
TR-09-037	6	62	56	0.49
incl.	8	28	20	0.70
TR-09-038	64	212	148	0.57
incl.	68	82	14	0.65
incl.	104	118	14	0.99
incl.	148	208	60	0.71
TR-09-039	38	242	204	0.51
incl.	146	190	44	0.98
TR-09-40	8	104	96	0.44
incl.	8	70	62	0.57
TR-09-041	32	162	130	0.56
incl.	68	132	64	0.71
TR-09-042	62	162	100	0.47
incl.	122	160	38	0.61
TR-09-043	98	150	52	0.44
incl.	98	120	22	0.58
TR-09-044	36	84	48	0.48
incl.	62	84	22	0.66
TR-09-045	-50	-22	28	0.40
and	4	50	46	0.31
TR-09-046				NSV
TR-09-047				NSV
TR-09-048				NSV
TR-09-049	28	62	34	0.47
incl.	50	62	12	0.66
TR-09-050	16	78	62	0.48
incl.	60	78	18	0.76
TR-09-051	-28	32	60	0.40
TR-09-052	-4	48	52	0.45

incl.	22	34	12	0.65
TR-09-053	12	54	42	0.35
TR-09-054	46	132	86	0.57
incl.	70	134	64	0.68
and	176	216	40	0.27
TR-09-055	36	80	44	0.44
incl.	48	64	16	0.6
and	0	12	12	0.38
NSV = no significant values

Manga Proposed Drilling Plan
N
High Grade Zone
Road
Road
TR-09-014
0.62%/14.0m
TR-09-044
0.48%/48m incl. 0.66%/22m
TR-09-043
0.44%/52m incl. 0.58%/22m
Manga Zone
TR-09-042
0.47%/100m incl. 0.61%/38m
TR-09-041
0.56%/130m incl. 0.71%/64m
TR-09-040
0.46%/116m incl. 0.90%/9.0m
Proposed Collar Location
Trench Location
0
100
200
meters
WGS84, Zone 38S
1 : 4000

Manga Zone Trenching and Assay Intervals

The tenor of vanadium encountered in drill core coupled with the areal extent of vanadium-bearing trends, indicates the Three Horses Property has the potential to host a significant vanadium deposit. The mineralized zones defined to date represent an 18-kilometer strike length of an interpreted single stratigraphic horizon, which our management  believes is continuously mineralized.

Assuming that the Jaky, Manga and Mainty Zones form a continuous strike length of 18+ kilometres that they are in the order of 50 meters wide and have been intersected by drilling to depths approaching 150 metres the following range of conservative tonnage estimates is postulated:

Strike length	6,000 m	12,000 m
Width	50 m	50 m
Depth	100 m	100 m
Specific Gravity	2.5 g/cc	2.5 g/cc
Potential tonnes	75 million	150 million

A significant amount of drilling will be required to confirm the above estimates. Subsequent exploration work should be geared towards developing a deposit model and generating a resource estimate.

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

Vanadium Extraction vs Time

Future Programs

The property merits an ambitious exploration program consisting of exploratory and infill diamond drilling over vanadium-bearing zones identified by diamond drilling in 2008 and in trenching completed in the first half of 2009. The goal of the program is to establish a vanadium resource in the Jaky and Mainty Zones at a minimum and to continue exploration on other less well-developed target areas mainly the Fondrana and Maitso Zones.

The economic potential of the property rests upon the ability to extract vanadium using reasonable, potentially economic parameters. We intend to carry out further larger sample tests and more complete mineralogy and metallurgical testing of vanadium ores to establish the technological and economic parameters of vanadium processing. The goal of this work is to identify a potentially economic processing method to extract vanadium from both the silicate and oxide ore types, which are known to exist on the property.

We intend  to begin the collection of weather, environmental and social data that would be required in any engineering and socio-economic pre-feasibility study.

The recommended diamond drill program commenced in the first week of October 2009. An additional trenching program designed to define other vanadium bearing zones within close proximity to the known zone is also being undertaken. Additional samples have been sent to Mintek Laboratories in South Africa for additional metallurgical test work. A local environmental group has been retained to commence environmental and socio-economic studies.

The expected cost of the recommended program through to the end of 2010 is US$12,600,000.

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

Other Expenses

Management anticipates spending approximately $300,000 in ongoing general and administrative expenses per quarter for the next twelve months.  These general and administrative expenses will consist primarily of professional fees for the accounting, audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses. However, the overall general and administration expenses will vary in direct proportion with the level of activity relating to future acquisitions and exploration programs.

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

For the year ended June 30, 2006, we raised $795,250 through the issuance of 2,750,000 common shares and 2,265,000 share purchase warrants.

For the year ended June 30, 2007, we raised $17,300,000 through the issuance of 34,600,000 common shares and 29,000,250 share purchase warrants.

For the year ended June 30, 2008, we did not raise any new financing.

For the year ended June 30, 2009, we raised $680,000 through the issuance of 6,800,000 common shares and 3,400,000 share purchase warrants.

For the three months ended September 30, 2009, we did not raise any new financing.

We anticipates that additional funding will be in the form of equity financing from the sale of our common stock.  However, the Company cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of common stock for additional phases of exploration.  Our management believes that debt financing will not be an alternative for funding additional phases of exploration.  We do not have any arrangements in place for any future equity financing.

Results of Operations

We have had no operating revenues from inception on March 1, 2004 through to the period ended September 30, 2009.  Our activities have been financed from the proceeds of share subscriptions.  From inception, on March 1, 2004, to September 30, 2009, we raised gross proceeds of $18,835,000 from private offerings of our securities.

For the period from inception, March 1, 2004, to September 30, 2009, we incurred a loss before income taxes of $38,581,328.  Expenses included $19,665,947 in mineral property and exploration costs.  These costs charged to operations were for the acquisition of the Sagar  Properties in Canada,  Madagascar properties, and other abandoned properties including ancillary costs related to the mineral properties.  We also incurred $1,803,298 in professional fees during the period. We had general and administrative expenses of $2,738,097; stock based compensation of $15,831,736, a foreign exchange translation gain of $572,065 and other income (including interest) of $944,131.

Liquidity and Capital Resources

As at September 30, 2009, we had cash on hand of $1,503,822.

Our company business has been funded to date through the sale of our common stock.

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

There are no assurances that we will be able to achieve further sales of common stock or any other form of additional financing.  If our company is unable to achieve the financing necessary to continue the plan of operations, then we will not be able to continue our exploration and our venture will fail.

Issuances of Securities

We have funded our business to date from sales of our common stock.  During the year ended June 30, 2009, we closed a private placement comprising of 6,800,000 units for gross proceeds of $680,000. Each unit consists of one share of common stock and one-half share purchase warrant . Each warrant is exercisable at $0.20 per share for a period of two years from date of issuance. In connection with the private placement, we paid 408,000 shares of common stock  and 408,000 broker warrants valued at $0.10 per unit as commission. Each broker warrant is exercisable at $0.10 per share for a period of 2 years from the date of issuance.

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

On January 27, 2009, we issued 2,500,000 common shares to directors, officers and consultants as compensation for services rendered at a fair value of $250,000.  The shares were valued at an estimated fair market value of $0.10 per share based on the prevailing quoted market price on the date of issue.

On April 21, 2009, we issued 1,600,000 common shares to directors, officers and consultants as compensation for services rendered at a fair value of $128,000. The shares were valued at an estimated fair market value of $0.08 per share based on the prevailing quoted market price on the date of issue.

On June 24, 2009, we issued 750,000 common shares and 375,000 share purchase warrants valued at $131,924 to a new director and to a special advisory member to the Board of Directors as incentive bonus for their current and future services. The share purchase warrants issued is exercisable at $0.20 for a period of two from the date of issuance.

These shares were issued in reliance on the exemption for sales of securities not involving a public offering as set forth in Rule 506 promulgated under the Securities Act of 1933 and in Section 4(2) and Section 4(6) of the Securities Act of 1933.

On August 17, 2009, we issued 2,500,000 shares of our Common Stock to directors, officers and consultants as 2009 Bonus Compensation Shares for their services to our company.  The foregoing securities were exempt from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder and Regulation S Securities Act of 1933.

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

Subsequent events

On October 5, 2009,  our company issued 500,000  shares of common stock and 250,000 share purchase warrants to a director as an incentive bonus compensation. In addition, 250,000 shares of common stock previously issued to a director were cancelled. The foregoing securities are exempt from registration provided by Section 4(2) of the Securities Act of 1933 and  Regulation S Securities Act of 1933

Foreign exchange matters

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management team, including our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2009.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our principal executive officer and our principal financial officer  are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO).  The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report.  Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base their assessment.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was effective as of September 30, 2009.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and beginning with this annual report on Form 10-K for our fiscal period ending June 30, 2009. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no Unregistered Sales of Equity Securities during the three months ended September 30, 2009.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2009.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company during the first quarter of the fiscal year ending June 30, 2010.

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

URANIUM STAR CORP.

Date: November 10, 2009

By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon
Chief Executive Officer

By:/s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

--------------------------------------------------------------------

In connection  with the Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange Act of 1934 on Form 10-Q of Uranium Star Corp. (the "Company") for the period ended September 30, 2009, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

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

Dated:  November 10, 2009

By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon

Chief Executive Officer

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14b) and Rule 15d-14(b)(17 CFR  240.15d-14(b))  under the Securities Exchange Act of 1934 and Section  1350 of Chapter 63 of Title 18 of the United States Code

--------------------------------------------------------------------

In  connection  with the Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-Q of Uranium Star Corp. (the "Company") for the period ended September 30, 2009, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, Richard E. Schler, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

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

Dated:  November 10, 2009

By: /s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Uranium Star Corp. (the "Company") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By   /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon

Chief Executive Officer

Date:  November 10, 2009

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Uranium Star Corp. (the "Company") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,  Richard E. Schler, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

        By  /s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Date:  November 10, 2009