Form 10-Q
period 2009-12-31
Energizer Resources, Inc.
filed 2010-02-12
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51151

ENERGIZER RESOURCES INC.

 (Name of registrant in its charter)

Minnesota	20-0803515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 – 141 Adelaide Street West, Toronto, Ontario M5H 3L5

(Address of principal executive offices)

_______________________

(416) 364-4986

(Issuer’s telephone number)

_______________________

Uranium Star Corp.

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

As of  February 10, 2010,  there were 86,444,357 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes      No   ☒

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (unaudited)
	Interim Consolidated Balance Sheets	F1
	Interim Consolidated Statements of Operations and Comprehensive Loss	F2
	Interim Consolidated Statements of Cash Flows	F3
	Notes to the Interim Consolidated Financial Statements	F4 – F12
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1aA	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5	Other information	36
Item 6.	Exhibits	37

CERTIFICATIONS

Exhibit 31 – Management certification…………………………………………………... 39-42

Exhibit 32 – Sarbanes-Oxley Act…………………………………………….…………….43-44

PART I

FINANCIAL INFORMATION

Item 1.

Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended December 31, 2009 are not necessarily indicative of the results that can be expected for the year ending June 30, 2010.

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

(Unaudited)

(Expressed in US dollars)

December 31, 2009

Index

Interim Consolidated Balance Sheets

F 1

Interim Consolidated Statements of Operations and Comprehensive Loss

F 2

Interim Consolidated Statements of Cash Flows

F 3

Notes to the Interim Consolidated Financial Statements

F 4 – F12

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

Interim Consolidated Balance Sheets

(Expressed in US dollars)

(Unaudited)

	December 31, 2009	June 30, 2009
		(Audited)
	$	$

ASSETS

Current Assets

Cash and cash equivalents	401,704	2,776,177
Amounts receivable	38,496	120,330
Marketable securities	28,665	24,086
Taxes recoverable	295,820	383,366

Total current assets	764,685	3,303,959

Property and equipment	20,000	24,445

Total Assets	784,685	3,328,404

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	e

Current liabilities

Accounts payable	1,690,973	154,580

Total Liabilities	1,690,973	154,580

Going Concern (Note 1)

Stockholders’ (Deficiency) Equity

Common stock, 175,000,000 shares authorized, $0.001 par value, 86,444,357 shares issued and outstanding (June 30, 2009 – 83,694,357 shares)	86,443	83,693

Additional paid-in capital	40,986,910	39,610,163

Accumulated other comprehensive loss	(45,056)	(49,086)

Donated capital	20,750	20,750

Deficit accumulated during the exploration stage	(41,955,335)	(36,491,696)

Total stockholders’ (deficiency) equity	(906,288)	3,173,824

Total Liabilities and Stockholders’ (Deficiency) Equity	784,685	3,328,404

The accompanying notes are an integral part of these interim consolidated financial statements

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

Interim Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

(Unaudited)

	Accumulated From March 1, 2004 (Date of Inception) to December 31,	For the 3 months Ended December 31,		For the 6 months Ended December 31,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Amortization	41,918	2,222	4,323	4,444	8,646
Donated services and expenses	18,750	-	-	-	-
Foreign currency transaction (gain) loss	(621,559)	(49,494)	168,981	(114,963)	240,090
General and administrative	2,932,278	194,181	181,429	446,996	334,279
Impairment loss on mineral properties	7,588,508	-	-	100,000	-
Mineral exploration	14,400,265	2,3222,826	1,000,546	3,214,256	1,608,135
Professional fees	2,011,000	207,702	140,016	440,725	211,163
Stock based compensation (Note 6 and 7)	16,530,208	698,472	-	1,379,497	-

Loss from operations	42,901,368	3,375,909	1,495,295	5,470,955	2,402,313

Other income
Interest income	(642,180)	(1,902)	(16,241)	(7,316)	(29,286)
Other income	(303,853)	-	-	-	(50,000)

Total loss before provision for income taxes	41,955,335	3,374,007	1,479,054	5,463,639	2,323,027
Income tax expense (recovery)	-	-	(87,100)	-	(513,872)

Net loss	41,955,335	3,374,007	1,391,954	5,463,639	1,809,155
Unrealized loss (gain) from investments in marketable securities	45,056	(2,000)	15,325	(4,030)	36,350

Comprehensive loss	42,000,391	3,372,007	1,407,279	5.459,609	1,845,505

Net Loss Per Share – Basic and Diluted	-	(0.04)	(0.02)	(0.06)	(0.03)

Weighted Average Shares Outstanding	-	86,444,357	71,636,357	85,604,683	71,636,357

The accompanying notes are an integral part of these interim consolidated financial statements

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	Accumulated From March 1, 2004 (Date of Inception) To December 31,	For the 6 months Ended December 31,
	2009	2009	2008
	$	$	$
Operating Activities

Net loss	(41,955,335)	(5,463,639)	(1,809,155)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	41,918	4,444	8,646
Non-cash proceeds received	(74,000)	-	-
Donated services	20,750	-	-
Deferred tax expense (recovery)	-	-	(513,872)
Impairment loss on mineral properties	7,588,508	100,000	-
Stock-based compensation	16,530,208	1,379,497	-

Change in operating assets and liabilities
Amounts receivable	(38,496)	81,834	-
Accounts payable	1,691,251	1,535,845	(195,128)
Taxes recoverable	(295,820)	87,546	1,040,998

Net Cash Used in Operating Activities	(16,491,016)	(2,274,473)	(1,468,511)

Investing Activities

Mineral property acquisition costs	(999,844)	(100,000)	-
Acquisition of equipment	(61,918)		23,210

Net Cash Used in Investing Activities	(1,061,762)	(100,000)	23,210

Financing Activities

Proceeds from issuance of common stock - net	17,954,482	-	-

Net Cash Provided By Financing Activities	17,954,482	-	-

Increase (Decrease) in Cash	401,704	(2,374,473)	(1,445,301)

Cash and cash equivalents – Beginning of Period	-	2,776,177	4,395,758

Cash and cash equivalents – End of Period	401,704	401,704	2,950,457

Non-cash Investing and Financing Activities
Issuance of common stock for mineral properties	3,838,850	-	-
Issuance of common stock for services	5,721,115	722,500	-

Supplemental Disclosure
Interest paid	-	-	-
Interest received Income taxes paid	642,180 -	7,316 -	- -

The accompanying notes are an integral part of these interim consolidated financial statements

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2009

(Expressed in US dollars)

(Unaudited)

1.

Exploration Stage Company

The Company was incorporated in the State of Nevada on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008.  On December 16, 2009, the Company effected a name change from “Uranium Star Corp.” to “Energizer Resources Inc. The Company is an Exploration Stage Company, as defined by Accounting Standards Codification (“ASC”) Topic - 915 "Accounting and Reporting by Development Stage Enterprises".  In fiscal 2008 the Company incorporated Uranium Star (Mauritius) Ltd., a subsidiary in the country of Mauritius and Uranium Star Madagascar Sarl, a subsidiary in the country of Madagascar.  The Company's principal business is the acquisition and exploration of mineral resources.  The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenue from mining operations since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations.  As at December 31, 2009, the Company has accumulated losses of $41,955,335 since inception.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  These consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Principals of Consolidation and Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Energizer Resources Inc. (Formerly Uranium Star Corp.) and its wholly-owned subsidiaries, Uranium Star (Mauritius) Ltd., THB Venture Ltd, Uranium Star Madagascar Sarl and Uranium Star Minerals Sarl.  All intercompany accounts and transactions have been eliminated on consolidation.  These interim consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company's fiscal year end is June 30.

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

c)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC Topic -260, "Earnings per Share".  ASC Topic -260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  Basic and diluted loss per share is computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti-dilutive.  Shares underlying these securities totaled approximately 17,218,000 as of December 31, 2009. (2008: 21,262,100).

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2009

(Expressed in US dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Comprehensive Income (Loss)

ASC Topic -220, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income, its components and accumulated balances.  As at December 31, 2009, and June 30, 2009, the Company's only component of other comprehensive income is unrealized losses on marketable securities. Expenses are translated at a weighted average of the exchange rates which were in effect during the peroid.

e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)

Marketable Securities

The Company classifies and accounts for debt and equity securities in accordance with ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities.  The Company has classified all of its marketable securities as available for sale, thus securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, is included as a separate component of stockholders’ equity, “Accumulated Other Comprehensive Loss.”

g)

Property and Equipment

Property and equipment is stated at cost, less accumulated amortization, and consists of computer hardware and exploration equipment.  Amortization of computer hardware is computed using the straight-line method over three years and exploration equipment is amortized over five years on a straight-line basis.

h)

Mineral Property Costs

The Company has been in the exploration stage since its inception on March 1, 2004, and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in ASC Topic – 930, "Whether Mineral Rights Are Tangible or Intangible Assets".  The Company assesses the carrying costs for impairment under ASC Topic 360, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units of production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

i)

Long Lived Assets

In accordance with ASC Topic 360, the carrying value of intangible assets and other long lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2009

(Expressed in US dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

k)

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC Topic – 830" Foreign Currency Translation,” using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.  Foreign currency transactions are primarily undertaken in Canadian dollars and Malagasy ariary.

l)

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of ASC Topic – 718 "Share Based Payments", using the modified retrospective transition method.  The Company had not issued any stock options or share based payments prior to January 1, 2006.  Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting ASC Topic 718.

m)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has adopted ASC Topic – 740 "Accounting for Income Taxes" as of its inception.  Pursuant to ASC Topic - 740 the Company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefits of net operating losses have not been recognized in these consolidated interim financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

At December 31, 2009, the Company had no unrecognized tax benefits.  Management does not believe unrecognized tax benefits will significantly change within twelve months of the reporting date.  Interest and penalties related to income tax matters are recognized in income tax expense.  As of December 31, 2009 there is no accrued interest related to uncertain tax positions.

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

o)

Recent Accounting Pronouncements

FASB Accounting Standards Codification — Effective for interim and annual periods ending after September 15, 2009, the FASB has defined a new hierarchy for U.S. GAAP and established the FASB Accounting Standards Codification (ASC) as the sole source for authoritative guidance to be applied by nongovernmental entities. The adoption of the ASC changes the manner in which U.S. GAAP guidance is referenced, but it does not have any impact on the Company’s financial position or results of operations.

Beginning July 1, 2008, the Company partially applied FAS 157 (ASC Topic – 820) as allowed by FASB Staff Position ("FSP") 157-2, (ASC Topic – 820 -10) which delayed the effective date of ASC Topic – 820 for nonfinancial assets and liabilities.  As of July 1, 2008 the Company has applied the provisions of ASC Topic – 820 to its financial instruments and the impact was not material.  On July 1, 2009, the Company adopted ASC Topic – 820 to its non-financial assets and liabilities. The adoption did not have a material impact on the financial statements.

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2009

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

ASC Topic – 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy defined by ASC Topic 820 are as follows:

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

Level 3

Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management's best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers' needs.  At each balance sheet date, the Company performs an analysis of all instruments subject to ASC Topic – 820  and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

Marketable securities are measured at fair value on a recurring basis based on a level one measurement.

The Company adopted ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the ASC 855 did not have a material impact on the Company’s consolidated financial statements. The Company has evaluated subsequent events through February 10, 2010 which represents the date on which the interim financial statements were issued.

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2009

(Expressed in US dollars)

(Unaudited)

3.

Property and Equipment

			December 31,	June 30,
		Accumulated	2009	2009
	Cost	Amortization	Net carrying value
	$	$	$	$

Computer equipment	2,001	2,001	-	-
Exploration equipment	44,445	24,445	20,000	24,445

	46,446	26,446	20,000	24,445

4.

Related Party Balances/Transactions

a)

During the six months ended December 31, 2009, the Company incurred a total of $19,826 (2008: $40,810) in office administration and rent expense from a company related by common management.

b)

During the six months ended December 31, 2009, 1,500,000 stock options were granted (2008:  Nil) to directors, officers and a relative of a director. (See Note 7)

c)

During the six months ended December 31, 2009, 2,125,000 (2008: Nil) shares were issued to directors, officers and a relative of a director for services at a fair value of $361,250. In addition, 250,000 share purchase warrants were issued to a director valued at $113,125 and are exercisable at $0.58 per share for a period of two years from date of issuance.

d)

During the six months ended December 31, 2009, the Company incurred a total of $212,148 (2008: $190,100) in administrative, management and consulting fees to directors, officers and a relative of a director.

5.

Mineral Properties

a)

The Company entered into a binding letter of intent dated May 2, 2006, for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  The vendor has the right and option to sell an additional 25% undivided interest in the property.  This agreement is subject to a royalty agreement dated May 27, 1992, as amended November 3, 1993.  The vendor had acquired a 100% interest in the property, subject to a 1% net smelter royalty (NSR) on certain claims, and a 0.5% NSR on other claims.  The vendor has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, the Company must issue 2,000,000 shares of common stock  and 2,000,000 warrants, exercisable at $1.00 per share on or before June 1, 2009; and incur aggregate exploration expenditures in the amount of $2,000,000 on the property on or before August 31, 2008 (the “Earn In” period).  The Company has issued the 2,000,000 shares of common stock and warrants relating to the agreement, and incurred aggregate exploration expenditures of $6,802,623 as at December 31, 2009.

 During the Earn In period, the vendor will have the additional option to sell its remaining 25% for 1,000,000 common shares and 1,000,000 warrants of the Company.  On February 28, 2007, the vendor exercised the option to sell the remaining 25% interest in the property.  As such the Company issued 1,000,000 shares of common stock valued at $1,219,000 and 1,000,000 warrants valued at $752,985.

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2009

(Expressed in US dollars)

(Unaudited)

5.

Mineral Properties   (continued)

b)

On August 15, 2006, the Company acquired an additional nineteen mineral claims contiguous to the northern Quebec property in consideration for a payment of $5,385 (CAD$6,000) as an acquisition fee, 150,000 common shares valued at $103,500 and 75,000 warrants valued at $34,961.  These shares and warrants were issued on October 4, 2006.  During the year ended June 30, 2008, the Company recognized an impairment loss of $143,846, as it had not yet been determined whether there were proven or probable reserves on the property.  As at December 31, 2009, the cumulative impairment loss is $143,846.

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

The properties are comprised of mineral permits consisting of 36 "squares" with each square representing approximately 6.25 sq. kilometers.  The properties are located in the District of Toliara and are referenced as TN 12,306, P(R); TN 12,814, P(R); TN 12,887 P(R); TN 12,888 P(R); TN 13,020 P(R); TN 13,021 P(R) as issued by the Bureau de Cadastre Minier de Madagascar ("BCMM") pursuant to the Mining Code 1999 (as amended) and its implementing decrees.

As at December 31, 2009, the Company recognized a cumulative impairment loss of $1,300,560, as it has not yet been determined whether there are proven or probable reserves on the property.

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2009

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

c)

On June 24, 2009, the Company issued 750,000 common shares and 375,000 share purchase warrants valued at $131,924 to a new director and to a special advisory member to the Board of Directors as incentive bonus for their current and future services. The share purchase warrants issued are exercisable at $0.20 per  share  for a period of two years from the date of issuance. The warrants were valued using the Black-Scholes model for pricing options. The follow assumptions were used: risk free rate - 1.2%, expected volatility - 166%; dividend yield - NIL; and expected life - 2 years.

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

e)

On August 17, 2009, the Company issued 2,250,000 common shares to directors, officers and consultants as compensation for services rendered at a fair value of $382,500. The shares were valued at an estimated fair market value of $0.17 per share based on the prevailing quoted market price on the date of issue.

f)

On September 29, 2009 the Company issued 500,000 shares of common stock, valued at $340,000, and 250,000 share purchase warrants valued at $113,125 to a director as incentive bonus compensation. The shares were valued at an estimated fair market value of $0.68 per share based on the prevailing quoted market price on the date of issue. The share purchase warrants issued are exercisable at $0.58 per share for a period of two years from date of issuance.

The warrants were valued using the Black-Scholes model for pricing options. The follow assumptions were used: risk free rate - 2.25% expected volatility - 172%; dividend yield - NIL; and expected life - 2 years.

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2009

(Expressed in US dollars)

(Unaudited)

7.

Stock Options and Warrants

(i)

Stock Options

Effective March 8, 2006, the Company filed a Form S 8 Registration Statement in connection with its newly adopted 2006 Stock Option Plan ("the "2006 Plan") allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares.  On December 18, 2006 and February 16, 2007, and September 29, 2009,  the Stock Option Plan was amended to increase the stock option pool by an additional 15,000,000 common shares.  The Company granted 1,505,000 stock options during the six months ended December 31, 2009.

The following table summarizes the continuity of the Company's stock options:

	Number of Options	Weighted average exercise price
		$
Outstanding, June 30, 2008	8,955,000	0.63
Cancelled	(1,325,000)	0.66
Outstanding, June 30 2009	7,630,000	0.15
Granted	1,505,000	0.44
Outstanding, December 31, 2009	9,135,000	0.20

Additional information regarding options outstanding as at December 31, 2009 is as follows:

Exercise price	Number of shares	Outstanding Weighted average remaining contractual life (years)	Weighted average exercise price	Exercisable
				Number of shares	Weighted average exercise price
$0.15	515,000	1.58	$0.15	515,000	$0.15
$0.15	1,025,000	1.91	$0.15	1,025,000	$0.15
$0.15	2,570,000	2.20	$0.15	2,570,000	$0.15
$0.15	3,520,000	2.53	$0.15	3,520,000	$0.15
$0.35	875,000	3.67	$0.35	875,000	$0.35
$0.57	630,000	3.83	$0.57	630,000	$0.57

	9,135,000		$0.20	9,135,000	$0.20

On April 21, 2009 the Company re-priced the 7,630,000 outstanding stock options by amending the exercise price ranging between $0.55 to $0.85 per share to $0.15 per share. The Company recorded stock based compensation expense of $128,328  resulting from the modification.

F – 11

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2009

(Expressed in US dollars)

(Unaudited)

7.

Stock Options and Warrants

(i)

Stock Options

The weighted average assumptions used are as follows:

	December 31, 2009	June 30, 2009
Expected dividend yield	0%	0%
Risk-free interest rate	2.25%	1.02% - 1.37%
Expected volatility	157%	141% - 155%
Expected option life (in years)	4	0.03 – 2.08

(ii)

Warrants

The following table summarizes the continuity of the Company's warrants:

	Number of Warrants	Weighted average exercise price ($)

Outstanding June 30, 2008	39,294,250	0.78
Granted	4,183,000	0.19
Expired	(35,069,250)	0.76
Outstanding, June 30, 2009	8,408,000	0.23
Granted	250,000	0.58
Expired	(575,000)	1.00
Outstanding, December 31, 2009	8,083,000	0.18

At December 31, 2009, the following share purchase warrants were outstanding:

Number of warrants		Exercise Price ($)	Expiry Date
3,650,000	(a)	0.15	April 26, 2010
3,400,000		0.20	June 15 – 30, 2011
408,000		0.10	June 30, 2011
375,000		0.20	June 24, 2011
250,000		0.58	September 29, 2011
8,083,000

a)

On April 21, 2009, the Company amended the 3,650,000 warrants issued to directors, officers and consultants on April 26, 2006.  The exercise price was re priced from $0.50 per share to $0.15 per share with an expiry date of April 26, 2010.

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Energizer Resources Inc. (formerly Uranium Star Corp.), unless the context requires otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Examples of forward-looking statements include, but are not limited to:  (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "believes," "budget," "target," "goal," "anticipate," "expect," "plan," "outlook," "objective," "may," "project," "intend," "estimate," or similar expressions. Any forward-looking statements herein are subject to certain risks and uncertainties in the business of Energizer Resources Inc. (Formerly Uranium Star Corp.) including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of our company. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

BACKGROUND

Company Overview

Energizer Resources Inc. (formerly Uranium Star Corp.) was incorporated in the State of Nevada on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008. Our fiscal year-end is June 30. On December 16, 2009, we effected a name change from “Uranium Star Corp” to “Energizer Resources Inc.”. We are an exploration stage company engaged in the search for uranium, gold and other minerals.  We have an interest in properties located in Canada (Province of Québec) and Madagascar.  None of the properties in which we hold an interest has known mineral reserves of any kind at this time. As such, the work programs planned by us are exploratory in nature.

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

As at December 31, 2009, we incurred an aggregate of $6,802,623 of exploration expenditures on the Sagar Property.

We are currently up to date with all obligations required to maintain the property in good standing.

FERDERBER CLAIMS

Property Description and Location

Energizer Resources Inc.(Formerly Uranium Star Corp.) has acquired a 100% undivided right, title and interest in and to 19 mining claims (0036315, 0036316, 0036317, 0036318, 0036319, 0036320, 0036321, 0036322, 0036323, 0036324, 0036325, 0036326, 0036327, 0030649, 0030650, 0030640, 0030638, 0030612, 0030613) held by Mr. Peter Ferderber, covering an area of approximately 64 hectares located in the Central Labrador Trough Region of Québec, 13 of which are contiguous to our Sagar Property.

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

53

490,000 mE
500,000 mE
510,000 mE
520,000 mE
7,380,000 mN
7,370,000 mN
7,360,000 mN
7,350,000 mN
7,340,000 mN
7,330,000 mN
N
S
PR13020
PR13021
PR12306
PR12888
PR12887
PR12814
Ankilimary
Bevaro
Besatrana-Toby
Beambatry
Amboromaneno
Bemelo
Andakato
Bohaky-Ambany
Soamidro
Vohimainty
Vohiposa
Besakoa-Avaratra
Ankolika
Vohimary
Ankazoabo
Betampy
Amboetavo
Analamary
Ankily
Anaviavy-Atsimo
Fsanarona
Mandarano
Besakoa
Soaserana
Ankazotelo
Vohitoka
Lazanivo
Farezibe
Antsohamamy
Ampamata
Ankiliabo
Fenoanevo
Betaly
Beamalo
Anavoha
Ampandrambe
Ankiazola
Sakoambielomy
Mandabe
Fotadrevo
Bevaro
Andoharano
Befamoty
Andranomilitsy
Ankilimalangy
Antanambao
Seta
Besakoa
Anivorano
0
5
10
kilometres
WGS84 Zone 38 South
Beampembe
Andranotsiriny-Avaratra
TAIGA
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

Exploration Program.

The Green Giant Property (formerly called the Three Horses Property), consists of 31 squares, covering an area of approximately 194 square kilometres, displays extensive gossan outcroppings at surface. An examination of part of the Property revealed several large areas covered with gossanous boulders which are believed to overlie massive sulphide mineralization. We conducted a first phase of exploration from September to November 2007 for the Three Horses Joint Venture which included: road maintenance, camp construction, data acquisition, an airborne geophysical survey, geological mapping, stream sediment sampling, prospecting and mechanical trenching.

All phases of the exploration project were managed by Taiga Consultants of Calgary.

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

Plan of Operation

Our plan of operations for the period until December 31, 2009 was to complete the following objectives within the time periods specified, subject to our obtaining the necessary funding and/or permits for continued exploration of the mineral properties. The following table, although subject to revision, summarizes the anticipated exploration expenditures on our current properties for the period until December 31, 2010.

	2009	2010
Sagar Project (incl. Ferderber Claims)	$20,000	$20,000
Madagascar	$2,600,000	$7,500,000
Other	$20,000	$20,000
Totals	$2,640,000	$7,540,000

Madagascar Properties

Prior to the exploration work completed by Energizer Resources (Formerly Uranium Star) in 2007 and 2008 there is no record of any previous mining or significant exploration activity within the Property area. There is evidence locally of minor artisanal working and small exploratory pits for gems and gold by the local population.

Taiga Consultants Ltd. was retained by Energizer Resources (Formerly Uranium Star) to manage exploration activities on the Three Horses Property in the summer and fall of 2007 and throughout 2008.

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

Average of Drill Intercepts - 43.9m @ 0.36% V2O5

In the spring of fiscal year 2009 a detailed hand-held XRF survey of soils and follow up mechanical trenching was undertaken. The goal was to define areas of interest with XRF instrumentation. These areas of interest were then trenched and channel samples collected and submitted to a recognized laboratory for conventional analyses.

In early fiscal year 2009 it was felt that the vanadiferous trends were not sufficiently well understood in terms of their areal extent, it was felt that additional information was needed to trace the trends to allow for efficient and economical testing in future diamond drilling programs. The most favorable survey was considered to be shallow machine trenching.  Given the fact that in the weathered zone the vanadium mineralization is difficult to identify by eye, and the exact location and width of the trends were not known, a means was required to identify in the field the location and tenor of the vanadium mineralization to minimize the cost and disturbance resulting from trenching. Given the previous encouraging experience with X-Ray Fluorescence analysis of vanadium used on the drill core in 2008, this technique was chosen to allow for in-field grade control. It is cautioned that the XRF analysis method is not a substitute for actual rock sampling and proper laboratory analysis and so the reader is advised that XRF data should only be taken as a rough indication of the elemental content of the rock being analyzed and not as a precise measurement of the amount of vanadium in the rock. The trenches were also channel sampled and those samples were sent to a reputable laboratory in Australia for final analysis.

In the first half of fiscal year 2009, a total of 56 trenches with a combined length of 8,168 m were completed. Trenches were completed in the Jaky, Mainty, Manga and Fondrana Zones. The layout of the trenches in the Mainty and Jaky Zones was designed to test for extensions of the surface extent of vanadium mineralization found in the 2008 drill holes into these areas. Trenches in the Manga Zone were located to test the regional structure, which joins the Mainty and Jaky Zones.

495,000 mE
497,500 mE
500,000 mE
502,500 mE
505,000 mE
507,500 mE
510,000 mE
N
Vanadium mineralization focused in 5 trends/zones named after Malagasy colours
Fondrana
Mainty
Maitso
Manga
Jaky
0
4.000
kilometers

Vanadium-bearing Zones

July 2009 Trench Location Map

Trenching was completed by a 28 ton Komatsu backhoe, a 22-ton backhoe, and a small wheeled backhoe.

The XRF method of analysis appears to serve best as a tool for locating and prioritizing target areas for detailed follow up exploration and so is considered by our management as an excellent tool to allow vectoring over mineralized areas.

In the case of the Jaky Zone, the anomalous vanadium values which define the zone extend for over 1.1 km, and for the Manga and Mainty Zone for at least one kilometer each. The width of the zone defined by the XRF readings is also in excess of that seen in the sub-surface. Portions of the Jaky Zone are over 200 wide and for the Manga and Mainty Zones over 100m wide. It is felt that the XRF data is sufficient to map the areal extent of the mineralized zones. The exact tenor of the mineralization is confirmed by the assay results of the channel sampling completed in the trenches.

In the southern or Jaky Zone the average of 8 trenches spaced 100 meters apart assayed 0.52% V2O5 over 136m (not a true width) with a high grade core averaging 0.78% V2O5 over 44m. The Manga Zone located north of the laterite plateau had 6 trenches spaced 200 meters apart that averaged 0.48% V2O5 over 82 meters (not a true width) with a high grade core that averaged 0.67% V2O5 over 27 meters.

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
NSV = no significant values

Manga Zone Trenching and Assay Intervals

The tenor of vanadium encountered in drill core, coupled with the areal extent of vanadium-bearing trends, indicates the Green Giant Property has the potential to host a significant vanadium deposit. The mineralized zones defined to date represents an 18-kilometer strike length of an interpreted single stratigraphic horizon, which our management believes is continuously mineralized.

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

Vanadium Extraction vs Time

Work Program, October – December 2009

Diamond Drilling

A total of fifty-four holes were completed for 8,931 meters from October 1 to December 4, 2009. The Company now has a total of 85 drill holes on the property for a total of 13,004 meters.

At the Jaky or Southern Zone thirty holes on 9 sections spaced 100 meters apart were drilled. Mineralization was intersected to a maximum depth of 150-165 meters. Shallower dips than originally interpreted (~40°) are interpreted. There is a very definite pinch and swell to the vanadium mineralization. A distinct rock unit (garnet gneiss) in the footwall or base of the mineralized zone(s) can be traced out on all drill sections and this will enable our company to better interpret the vanadium enriched mineralization.

At the Manga Zone twenty-four holes drilled on 6 sections spaced 100 meters apart have been established. Very good vanadium grades and continuity have been displayed. The zone’s dip steepens to ~60-65°.  The mineralization and its host lithologies are interpreted to pinch and swell along strike and up and down dip.

With the onset of the rainy season the two diamond drills used in the recent resource definition program have been secured at the Company’s base camp in the village of Fotadrevo. Drilling will re-commence at the end of the rainy season in early April.

Samples for assay are being prepared and subsequently sent to Perth Australia for assay. A complete assay database should be available in February 2010.

Trenching

Sixty-four trenches were established for 8,352 meters. A total of 120 trenches for a total of 16,520 meters have now been established on the property. Assays from the recently completed trenching program are pending. Trench results can be used in resource statements. There is currently a total of 29,524 meters of drilling and trenching data.

Trenching tested the footwall of the Main Zone in a few places, extended the Manga Zone underneath the laterite cover for 1800 meters and tested exploration targets 0.7 and 1.7km west of the Main Zone.  Significant success was achieved in a number of these exploration trenches but it appears that the pinch and swell factor noted in the Main Zone is even more evident in these new zones. Drilling will be required to conform this.

3. Metallurgy

A 250kg sample of mineralization from the Jaky Zone has been sent to Mintek Laboratories in South Africa for additional metallurgical test work. The results of this work should be available in the first quarter of 2010. Another 200kg sample of higher-grade mineralization was collected from the Manga Zone.

Current metallurgical work is aimed at upgrading the V2O5 content of the mineralization before subjecting it to acid leaching. A significant decrease in acid consumption is expected.

Future Programs

The property merits an ambitious exploration program consisting of exploratory and infill diamond drilling over vanadium-bearing zones identified by diamond drilling and trenching completed in 2008 and 2009. The goal of the program is to establish a compliant vanadium resource in the Jaky, Manga and Mainty Zones, at a minimum, and to continue exploration on other less well-developed target areas mainly the Fondrana and Maitso Zones. A minimum of 20,000 meters of diamond drilling is scheduled to be completed in 2010.

The economic potential of the property rests upon the ability to extract vanadium using reasonable, potentially economic parameters. We are carrying out further larger sample tests and more complete mineralogy and metallurgical testing of vanadium ores to establish the technological and economic parameters of vanadium processing. The goal of this work is to identify a potentially economic processing method to extract vanadium from both the vanadium silicate and vanadium oxide types, which are known to exist on the property.

We have begun the collection of weather, environmental and social data that would be required in any engineering and socio-economic pre-feasibility study.

The expected cost of the recommended program through to the end of 2010 is US$10,100,000.

Sagar Property, Quebec

Taiga Consultants Limited executed exploration programs on Energizer Resources (Formerly Uranium Star’s) behalf in 2007.  Both programs utilized a refurbished exploration camp on the east shore of Lake Mistamisk, and were helicopter supported by Expedition Helicopters Inc.  The objective of both programs was to identify the source of the Mistamisk Boulder Field mineralization.  During the course of exploration activities, 46 diamond drill holes (DDH) over 5,610 metres, and 164 reverse circulation (RC) holes over 2,625 metres were drilled.  The RC holes were pattern drilled to try and establish a glacial transportation vector for the boulder field mineralization, while the DDH’s were drilled to test geophysical anomalies on the Sagar Property.  In addition to drilling, other exploration activities included prospecting of airborne geophysical targets, grid emplacement, ground magnetometer surveying, characterization of the lithogeochemical signature of Mistamisk boulders, and soil sampling.

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

For the six months ended December 31, 2009, we did not raise any new financing.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  However, our company cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of common stock for additional phases of exploration.  Our management believes that debt financing will not be an alternative for funding additional phases of exploration.  We do not have any arrangements in place for any future equity financing.

Results of Operations

We have had no operating revenues from inception on March 1, 2004 through to the period ended December 31, 2009.  Our activities have been financed from the proceeds of share subscriptions.  From inception, on March 1, 2004, to December 31, 2009, we raised gross proceeds of $18,835,000 from private offerings of our securities.

For the period from inception, March 1, 2004, to December 31, 2009, we incurred a loss before income taxes of $41,365,335.  Expenses included $21,988,773 in mineral property and exploration costs.  These costs charged to operations were for the acquisition of the Sagar  Properties in Canada,  Madagascar properties, and other abandoned properties including ancillary costs related to the mineral properties.  We also incurred $2,011,000 in professional fees during the period. We had general and administrative expenses of $2,932,278; stock based compensation of $16,530,208, a foreign exchange translation gain of $621,559 and other income (including interest) of $946,033.

Liquidity and Capital Resources

As at December 31, 2009, we had cash on hand of $401,704 and a working capital deficiency of $926,288.

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

All of these shares were issued to non-US investors pursuant to the exemption provided by Regulation S under the Securities Act for a transaction not involving a public offering.

The offer and sale of all shares of our common stock and warrants listed above were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act.  The Investor acknowledged the following: Subscriber is not a United States Person, nor is the Subscriber acquiring the shares of our common stock and warrants directly or indirectly for the account or benefit of a United States Person.  None of the funds used by the Subscriber to purchase the shares of our common stock and warrants have been obtained from United States Persons. For purposes of this Agreement, “United States Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means:

(i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

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

On August 17, 2009, we issued 2,500,000 shares of our Common Stock to directors, officers and consultants as 2009 Bonus Compensation Shares for their services to our company.  The foregoing securities were exempt from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder and Regulation S Securities Act of 1933. Subsequent to the issuance, we cancelled 250,000 shares of our Common Stock to a consultant.

On October 5, 2009, our company issued 500,000  shares of common stock and 250,000 share purchase warrants to a director as an incentive bonus compensation. The foregoing securities are exempt from registration provided by Section 4(2) of the Securities Act of 1933 and  Regulation S Securities Act of 1933.

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

ITEM 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2009.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our principal executive officer and our principal financial officer  are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO).  The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report.  Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base their assessment.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended December 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no Unregistered Sales of Equity Securities during the six months ended December 31, 2009.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended December 31, 2009.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company during the period ended December 31, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Energizer Resources Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGIZER RESOURCES INC.

Date: February 10, 2010

By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon
Chief Executive Officer

By:/s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

--------------------------------------------------------------------------------------------------------------------------------

In connection  with the Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange Act of 1934 on Form 10-Q of Energizer Resources Inc. (the "Company") for the period ended December 31, 2009, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

1.

I have reviewed this Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-Q of Energizer Resources Inc.;

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

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's second fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  February 10, 2010

By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon

Chief Executive Officer

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14b) and Rule 15d-14(b)(17 CFR  240.15d-14(b))  under the Securities Exchange Act of 1934 and Section  1350 of Chapter 63 of Title 18 of the United States Code

----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

In  connection  with the Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-Q of Energizer Resources Inc. (the "Company") for the period ended December 31, 2009, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, Richard E. Schler, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

1.

I have reviewed this Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-Q of Energizer Resources Inc.;

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

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's second fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  February 10, 2010

By: /s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

------------------------------------------------------------------------------------------------------------------------------------------------------------------

In connection with the Quarterly Report of Energizer Resources Inc. (the "Company") on Form 10-Q for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By   /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon

Chief Executive Officer

Date:  February 10, 2010

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

-----------------------------------------------------------------------------------------------------------------------------------------------

In connection with the Quarterly Report of Energizer Resources Inc. (the "Company") on Form 10-Q for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,  Richard E. Schler, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

        By  /s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Date:  February  10, 2010