Form 10-Q
period 2010-03-31
Energizer Resources, Inc.
filed 2010-05-13
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

(416) 364-4911

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ¨                    Accelerated filer  ¨                    Non–Accelerated filer  ¨  Smaller reporting company  ☒

As of  May 13, 2010,  there were 110,511,024 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes      No   ☒

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (unaudited)
	Interim Consolidated Balance Sheets	F1
	Interim Consolidated Statements of Operations and Comprehensive Loss	F2
	Interim Consolidated Statements of Cash Flows	F3
	Notes to the Interim Consolidated Financial Statements	F4 – F12
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1aA	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Removed and Reserved	36
Item 5	Other information	36
Item 6.	Exhibits	37

CERTIFICATIONS

Exhibit 31 – Management certification…………………………………………………... 39-42

Exhibit 32 – Sarbanes-Oxley Act………………………………………………………….43-44

PART I

FINANCIAL INFORMATION

Item 1.

Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending June 30, 2010.

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

(Unaudited)

(Expressed in US dollars)

March 31, 2010

Index

Interim Consolidated Balance Sheets

F 1

Interim Consolidated Statements of Operations and Comprehensive Loss

F 2

Interim Consolidated Statements of Cash Flows

F 3

Notes to the Interim Consolidated Financial Statements

F 4 – F14

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

Interim Consolidated Balance Sheets

(Expressed in US dollars)

(Unaudited)

	March 31, 2010	June 30, 2009
		(Audited)
	$	$

ASSETS

Current Assets

Cash and cash equivalents	4,544,880	2,776,177
Amounts receivable	18,439	120,330
Marketable securities	35,446	24,086
Taxes recoverable	255,655	383,366

Total current assets	4,854,420	3,303,959

Property and equipment	17,778	24,445

Total Assets	4,872,198	3,328,404

LIABILITIES AND STOCKHOLDERS’ EQUITY	e

Current liabilities

Accounts payable	182,714	154,580

Total Liabilities	182,714	154,580

Going Concern (Note 1)

Stockholders’ (Deficiency) Equity

Common stock, 175,000,000 shares authorized, $0.001 par value, 110,511,024 shares issued and outstanding (June 30, 2009 – 83,694,357 shares)	110,510	83,693

Additional paid-in capital	47,368,979	39,610,163

Accumulated other comprehensive loss	(38,275)	(49,086)

Donated capital	20,750	20,750

Deficit accumulated during the exploration stage	(42,772,479)	(36,491,696)

Total stockholders’ equity	4,689,484	3,173,824

Total Liabilities and Stockholders’ Equity	4,872,198	3,328,404

The accompanying notes are an integral part of these interim consolidated financial statements

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

Interim Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

(Unaudited)

	Accumulated From March 1, 2004 (Date of Inception) to March 31,	For the 3 months Ended March 31,		For the 9 months Ended March 31,
	2010	2010	2009	2010	2009
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Amortization	44,141	2,223	2,110	6,667	10,756
Donated services and expenses	18,750	-	-	-	-
Foreign currency transaction (gain) loss	(685,137)	(63,578)	79,474	(178,541)	319,564
General and administrative	3,121,548	189,270	65,606	636,266	399,884
Impairment loss on mineral properties	7,588,508	-	-	100,000	-
Mineral exploration	14,930,321	530,056	311,062	3,744,312	1,919,197
Professional fees	2,172,025	161,025	84,198	601,750	295,361
Stock based compensation (Note 6 and 7)	16,530,208	-	250,000	1,379,497	250,000

Loss from operations	43,720,364	818,996	792,450	6,289,951	3,194,762

Other income
Interest income	(644,032)	(1,852)	(3,343)	(9,168)	(32,629)
Other income	(303,853)	-	-	-	(50,000)

Total loss before provision for income taxes	42,772,479	817,144	789,107	6,280,783	3,112,133
Income tax expense (recovery)	-	-	(87,100)	-	(513,872)

Net loss	42,772,479	817,144	702,007	6,280,783	2,589,261
Unrealized loss (gain) from investments in marketable securities	38,275	(6,780)	8,954	(10,810)	45,304

Comprehensive loss	42,810,754	810,364	710,961	6,269,973	2,643,565

Net Loss Per Share – Basic and Diluted	-	(0.00)	(0.01)	(0.07)	(0.04)

Weighted Average Shares Outstanding	-	90,541,735	73,386,357	87,234,746	72,213,280

The accompanying notes are an integral part of these interim consolidated financial statements

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	Accumulated From March 1, 2004 (Date of Inception) To March 31,	For the 9 months Ended March 31,
	2010	2010	2009
	$	$	$
Operating Activities

Net loss	(42,772,479)	(6,280,783)	(2,598,261)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	44,141	6,667	10,756
Non-cash proceeds received	(74,000)	-	-
Donated services	20,750	-	-
Deferred tax expense (recovery)	-	-	(513,872)
Impairment loss on mineral properties	7,588,508	100,000	-
Stock-based compensation	16,530,208	1,379,497	250,000

Change in operating assets and liabilities
Amounts receivable	(18,439)	101,891	(16,489)
Accounts payable	182,990	27,584	(215,859)
Taxes recoverable	(255,655)	127,711	1,057,523

Net Cash Used in Operating Activities	(18,753,976)	(4,537,433)	(2,026,202)

Investing Activities

Mineral property acquisition costs	(999,844)	(100,000)	-
Marketable securities	-	-	(1,057,899)
Acquisition of equipment	(61,918)		23,210

Net Cash Used in Investing Activities	(1,061,762)	(100,000)	(1,034,689)

Financing Activities

Proceeds from issuance of common stock - net	24,360,618	6,406,136	-

Net Cash Provided By Financing Activities	24,360,618	6,406,136	-

Increase (Decrease) in Cash	4,544,880	1,768,703	(3,060,891)

Cash and cash equivalents – Beginning of Period	-	2,776,177	4,395,758

Cash and cash equivalents – End of Period	4,544,880	4,544,880	1,334,867

Non-cash Investing and Financing Activities
Issuance of common stock for mineral properties	3,838,850	-	-
Issuance of common stock for services	5,721,115	722,500	250,000

Supplemental Disclosure
Interest paid	-	-	-
Interest received Income taxes paid	644,032 -	9,168 -	32,629 -

The accompanying notes are an integral part of these interim consolidated financial statements

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2010

(Expressed in US dollars)

(Unaudited)

1.

Exploration Stage Company

The Company was incorporated in the State of Nevada on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008.  On December 16, 2009, the Company effected a name change from “Uranium Star Corp.” to “Energizer Resources Inc. The name change was processed by the Financial Industry Regulatory Authority (“FINRA”) and took effect on April 29, 2010 and a new trading symbol “ENZR” was assigned. The Company is an Exploration Stage Company, as defined by Accounting Standards Codification (“ASC”) Topic - 915 "Accounting and Reporting by Development Stage Enterprises".  In fiscal 2008 the Company incorporated Uranium Star (Mauritius) Ltd., a subsidiary in the country of Mauritius and Uranium Star Madagascar Sarl, a subsidiary in the country of Madagascar.  The Company's principal business is the acquisition and exploration of mineral resources.  The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenue from mining operations since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations.  As at March 31, 2010, the Company has accumulated losses of $42,772,479 since inception.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  These consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC Topic -260, "Earnings per Share".  ASC Topic -260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  Basic and diluted loss per share is computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti-dilutive.  Shares underlying these securities totaled approximately 38,859,667 as of March 31, 2010 (2009: 13,855,000).

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2010

(Expressed in US dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Comprehensive Income (Loss)

ASC Topic -220, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income, its components and accumulated balances.  As at March 31, 2010 and June 30, 2009, the Company's only component of other comprehensive income is unrealized losses on marketable securities. Expenses were translated at a weighted average of the exchange rates which were in effect during the period.

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

i)

Long Lived Assets

In accordance with ASC Topic 360, the carrying value of intangible assets and other long lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

March 31, 2010

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

Management does not believe unrecognized tax benefits will significantly change within twelve months of the reporting date.  Interest and penalties related to income tax matters are recognized in income tax expense.  As of March 31, 2010 there is no accrued interest related to uncertain tax positions.

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

March 31, 2010

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

The Company adopted ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the ASC 855 on June 30, 2009 did not have a material impact on the Company’s consolidated financial statements.

No other accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2010

(Expressed in US dollars)

(Unaudited)

3.

Property and Equipment

			March 31,	June 30,
		Accumulated	2010	2009
	Cost	Amortization	Net carrying value
	$	$	$	$

Computer equipment	2,001	2,001	-	-
Exploration equipment	44,445	26,667	17,778	24,445

	46,446	28,668	17,778	24,445

4.

Related Party Balances/Transactions

a)

During the nine months ended March 31, 2010, the Company incurred a total of $41,113 (2009: $40,810) in office administration and rent expense from a company related by common management.

b)

During the nine months ended March 31, 2010, 1,500,000 stock options were granted (2009:  Nil) to directors, officers and a relative of a director (see Note 7).

c)

During the nine months ended March 31, 2010, 2,125,000 (2009: 1,850,000) shares were issued to directors, officers and a relative of a director for services at a fair value of $361,250. In addition, 250,000 share purchase warrants were issued to a director valued at $113,125 and are exercisable at $0.58 per share for a period of two years from date of issuance.

d)

During the nine months ended March 31, 2010, the Company incurred a total of $351,005 (2009: $384,000) in administrative, management and consulting fees to directors, officers and a relative of a director.

5.

Mineral Properties

a)

The Company entered into a binding letter of intent dated May 2, 2006, for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  The vendor has the right and option to sell an additional 25% undivided interest in the property.  This agreement is subject to a royalty agreement dated May 27, 1992, as amended November 3, 1993.  The vendor had acquired a 100% interest in the property, subject to a 1% net smelter royalty (NSR) on certain claims, and a 0.5% NSR on other claims.  The vendor has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, the Company must issue 2,000,000 shares of common stock  and 2,000,000 warrants, exercisable at $1.00 per share on or before June 1, 2009; and incur aggregate exploration expenditures in the amount of $2,000,000 on the property on or before August 31, 2008 (the “Earn In” period).  The Company has issued the 2,000,000 shares of common stock and warrants relating to the agreement, and incurred aggregate exploration expenditures of $6,832,279 as at March 31, 2010.

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

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2010

(Expressed in US dollars)

(Unaudited)

5.

Mineral Properties   (continued)

b)

On August 15, 2006, the Company acquired an additional nineteen mineral claims contiguous to the northern Quebec property in consideration for a payment of $5,385 (CAD$6,000) as an acquisition fee, 150,000 common shares valued at $103,500 and 75,000 warrants valued at $34,961.  These shares and warrants were issued on October 4, 2006.  During the year ended June 30, 2008, the Company recognized an impairment loss of $143,846, as it had not yet been determined whether there were proven or probable reserves on the property.  As at March 31, 2010, the cumulative impairment loss is $143,846.

c)

On August 22, 2007, the Company entered into a joint venture agreement with Madagascar Minerals and Resources Sarl ("MMR"), a company incorporated under the laws of Madagascar.  The joint venture ( the “Three Horses Joint Venture”) was established with the Company owning a 75% undivided interest and MMR the remaining 25% interest.  The consideration paid to MMR to acquire the 75% stake in the joint venture consists of a signing fee of $15,000, a payment of $750,000, and the issuance of 1,250,000 common shares and 500,000 share purchase warrants of the Company all within 30 days of the properties vesting in the joint venture.  Each share purchase warrant is exercisable at $1.00 per share for a period of 2 years from the date of issuance.  On December 10, 2007, the Company issued 1,250,000 common shares valued at $375,000 based on the prevailing quoted market price of $0.30 per share and 500,000 share purchase warrants valued at $60,560 using the Black-Scholes pricing model.  In the event a shareholder's shareholding is diluted below 10% the remaining shareholding will be exchanged for a 2% net smelter return ("NSR").  The NSR may be acquired by the remaining shareholder at a price of $1,000,000 in cash or shares of the Company for the first 1% and at a price of $1,500,000 in cash or shares of the Company for the second 1%.

On July 9, 2009 the Company entered into a definitive agreement to acquire the remaining 25% interest of the Green Giant Property (formerly the Three Horses Joint Venture) for a cash consideration of $100,000. On acquisition of the remaining 25% interest, the joint venture with MMR was terminated.  MMR retains a 2% net smelter return ("NSR").  The NSR on this 25% interest portion may be acquired by the Company at a price of $500,000 in cash or shares of the Company for the first 1% and at a price of $1,000,000 in cash or shares of the Company for the second 1% at the option of the Company.

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

As at March 31, 2010, the Company recognized a cumulative impairment loss of $1,300,560, as it has not yet been determined whether there are proven or probable reserves on the property.

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2010

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

c)

On June 24, 2009, the Company issued 750,000 common shares and 375,000 share purchase warrants valued at $131,924 to a new director and to a special advisory member to the Board of Directors as incentive bonus for their current and future services. The share purchase warrants issued are exercisable at $0.20 per  share  for a period of two years from the date of issuance. The warrants were valued using the Black-Scholes model for pricing options. The following assumptions were used: risk free interest rate – 1.2%; expected volatility – 166%; dividend yield – NIL; and expected life – 2 years.

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

f)

On October 5, 2009 the Company issued 500,000 shares of common stock, valued at $340,000, and 250,000 share purchase warrants valued at $113,125 to a director as incentive bonus compensation. The shares were valued at an estimated fair market value of $0.68 per share based on the prevailing quoted market price on the date of issue. The share purchase warrants issued are exercisable at $0.58 per share for a period of two years from date of issuance. The warrants were valued using the Black-Scholes model for pricing options. The following assumptions were used: risk free interest rate – 2.25%; expected volatility – 172%; dividend yield – NIL; and expected life – 2 years.

g)

On March 15, 2010, the Company closed a private placement of 21,666,667 units for gross proceeds of $6,500,000 (the “2010 Offering”).  Each Unit consisted of one common share and one Common Share purchase warrant.  Each Warrant entitles the holder to purchase one Common Share at an exercise price of $0.50 for a period of three years following the later of March 15, 2010 and the date of listing on the TSX Venture Exchange ("TSX-V").  The expiry of the warrants may be accelerated by the Company if the Common Shares trade at a price greater than $0.75 at any time after 9 months from March 15, 2010 for a period of 21 consecutive days on the OTC Bulletin Board ("OTCBB") or the TSX-V, provided that the Company has filed, and had declared effective, the Registration Statement (as defined below).

The Units were issued together with listing and filing rights, which rights may be converted into an escalating number of Common Shares if the Company does not complete its TSX-V Listing or file a resale registration statement for the securities issued in connection with the 2010 Offering (the “Registration Statement”) by certain specific dates.  A maximum of 17,333,333 Common Shares may be issued pursuant to such rights.

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2010

(Expressed in US dollars)

(Unaudited)

6.

Common Stock

In the event that the Common Shares of the Company have not commenced trading on the TSX-V on or before June 15, 2010, each holder of a Unit Share shall be entitled to be issued one-tenth of one common share (each whole share a “Listing Rights Share”) on June 15, 2010 and an additional one-tenth of one Listing Rights Share on every six month anniversary thereafter in which the Company fails to complete the TSX-V Listing until June 15, 2012 such that the maximum number of Listing Rights Shares which may be issued pursuant to such rights is equal to 50% of the Unit Shares issued under the 2010 Offering.  The Company’s common shares commenced trading on the TSX Venture Exchange (“TSX-V”) on May 5, 2010 under the trading symbol “EGZ”.

In the event that the Registration Statement has not been declared effective on or before December 15, 2010, each holder of a Unit Share shall be entitled to be issued one-tenth of one common share (each whole share a “Filing Rights Share”) starting on December 15, 2010 and an additional one-tenth of one Filing Rights Share on every six month anniversary thereafter in which the Company fails to have the Registration Statement declared effective until December 15, 2011 such that the maximum number of Filing Rights Shares which may be issued pursuant to such rights is equal to 30% of the number of Unit Shares issued under the 2010 Offering.  On May 5, 2010 the Common shares of the Company commenced trading on the TSX-V (note 8).

As consideration for their services in connection with the brokered private placement, Clarus Securities Inc. and Byron Securities Limited (the “Agents”) were (i) paid a cash commission equal to 6% of the gross proceeds of the brokered portion of the 2010 Offering, (ii) issued 870,000 class A broker warrants (“Class A Warrants”), and (iii) issued 870,000 class B broker warrants (“Class B Warrants”). Each class A broker warrant entitles the holder to acquire one common share at an exercise price of $0.30 until March 15, 2012. Each class B broker warrant entitles the holder to acquire one common share at an exercise price of $0.50 for a period of three years following the later of March 15, 2010 and the date of the Company’s listing on the TSX-V. One of the Agents, Clarus Securities Inc., was also issued 400,000 Common Shares and 400,000 Class C compensation warrants (“Class C Warrants”), each Class C Warrant is exercisable to acquire one common share at a price of $0.30 until March 15, 2013, in each case for advisory services rendered to the Company.

h)

On March 31, 2010, 2,000,000 stock options were exercised for gross proceeds of $300,000.

.

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2010

(Expressed in US dollars)

(Unaudited)

7.

Stock Options and Warrants

(i)

Stock Options

Effective March 8, 2006, the Company filed a Form S 8 Registration Statement in connection with its newly adopted 2006 Stock Option Plan ("the "2006 Plan") allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares.  On December 18, 2006 and February 16, 2007 and September 29, 2009, the Stock Option Plan was amended to increase the stock option pool by an additional 15,000,000 common shares.  The Company granted 1,505,000 stock options during the nine months ended March 31, 2010.

The following table summarizes the continuity of the Company's stock options:

	Number of Options	Weighted average exercise price
		$
Outstanding, June 30, 2008	8,955,000	0.63
Cancelled	(1,325,000)	0.66
Outstanding, June 30 2009	7,630,000	0.15
Granted	1,505,000	0.44
Exercised	(2,000,000)	0.15
Cancelled	(165,000)	0.44
Outstanding, March 31, 2010	6,970,000	0.21

Additional information regarding options outstanding as at March 31, 2010 is as follows:

Exercise price	Number of shares	Outstanding Weighted average remaining contractual life (years)	Weighted average exercise price	Exercisable
				Number of shares	Weighted average exercise price
$0.15	365,000	1.33	$0.15	365,000	$0.15
$0.15	650,000	1.66	$0.15	650,000	$0.15
$0.15	1,920,000	1.95	$0.15	1920,000	$0.15
$0.15	2,695,000	2.28	$0.15	2,695,000	$0.15
$0.35	750,000	3.42	$0.35	750,000	$0.35
$0.57	590,000	3.58	$0.57	590,000	$0.57

	6,970,000		$0.21	6,970,000	$0.21

On April 21, 2009 the Company re-priced the 7,630,000 outstanding stock options by amending the exercise price ranging between $0.55 to $0.85 per share to $0.15 per share. The Company recorded stock based compensation expense of $128,328  resulting from the modification.

F – 12

Energizer Resources Inc.

(Formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2010

(Expressed in US dollars)

(Unaudited)

7.

Stock Options and Warrants

(i)

Stock Options

The weighted average assumptions used to value stock options are as follows:

	March 31, 2010	June 30, 2009
Expected dividend yield	0%	0%
Risk-free interest rate	2.25%	1.02% - 1.37%
Expected volatility	157%	141% - 155%
Expected option life (in years)	4	0.03 – 2.08

(ii)

Warrants

The following table summarizes the continuity of the Company's warrants:

	Number of Warrants	Weighted average exercise price ($)

Outstanding June 30, 2008	39,294,250	0.78
Granted	4,183,000	0.19
Expired	(35,069,250)	0.76
Outstanding, June 30, 2009	8,408,000	0.23
Granted	24,056,667	0.49
Expired	(575,000)	1.00
Outstanding, March 31, 2010	31,889,667	0.41

At March 31, 2010, the following share purchase warrants were outstanding:

Number of warrants		Exercise Price ($)	Expiry Date
3,650,000	(a)	0.15	April 26, 2013
3,400,000		0.20	June 15 – 30, 2011
408,000		0.10	June 30, 2011
375,000		0.20	June 24, 2011
250,000 21,666,667 870,000 870,000 400,000		0.58 0.50 0.30 0.50 0.30	September 29, 2011 March 15, 2013 March 15, 2012 March 15, 2013 March 15, 2013
31,889,667

a)

On April 21, 2009, the Company amended the 3,650,000 warrants issued to directors, officers and consultants on April 26, 2006.  The exercise price was re priced from $0.50 per share to $0.15 per share with an expiry date of April 26, 2010.

8.

Subsequent Event

On May 5, 2010 the common shares of the Company commenced trading on the TSX-V under the trading symbol “EGZ”.  An aggregate of 12,060,000 common shares, 4,435,000 warrants and 3,025,000 stock options of the Company controlled by “Principals” (as such term is defined in the Corporate Finance Manual of the TSX-V) and certain non-Principals of the Company will be subject to the surplus escrow requirements  of the TSX-V, applicable to a “Tier 2 Issuer” and will be released from escrow as follows: 5% of the original number of escrowed shares at the time of listing, 5% of the original number of escrowed securities 6 months after the listing date, 10% of the original number of escrowed securities 12 months after the listing date, 10% of the original number of escrowed securities 18 months after the listing date, 15% of the original number of escrowed securities 24 months after the listing date, 15% of the original number of escrowed securities 30 months after the listing date and 40% of the original number of escrowed securities 36 months after the listing date.

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

On February 19, 2007, Virginia exercised its option to sell its 25% remaining interest in the Sagar Property to us and in connection therewith, we issued to Virginia 1,000,000 of our common shares and 1,000,000 of our common share purchase warrants, with each such warrant being exercisable at a price of $1.24 for a period of two years from the date of issuance. As a result of this exercise, we now hold a 100% interest in the Sagar Property, subject to a royalty equal to 1% of net smelter returns on certain claims 0.5% on net smelter returns on other claims owned by Pierre Poisson and Joanne Jones (the "P&J Royalty") (see below), and a royalty in favour of Virginia equal to 1.5% of net smelter returns. Under the agreement with Virginia, we must incur aggregate exploration expenditures of at least $2,000,000 on the Sagar Property on or before August 31, 2008.

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

As at March 31, 2010, we incurred an aggregate of $6,832,279 of exploration expenditures on the Sagar Property.

We are currently up to date with all obligations required to maintain the property in good standing.

FERDERBER CLAIMS

Property Description and Location

We acquired a 100% undivided right, title and interest in and to 19 mining claims (0036315, 0036316, 0036317, 0036318, 0036319, 0036320, 0036321, 0036322, 0036323, 0036324, 0036325, 0036326, 0036327, 0030649, 0030650, 0030640, 0030638, 0030612, 0030613) held by Mr. Peter Ferderber, covering an area of approximately 64 hectares located in the Central Labrador Trough Region of Québec, 13 of which are contiguous to our Sagar Property.

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

On July 9, 2009, our company entered into a definitive agreement to acquire the remaining 25% interest of the “Three Horses Joint Venture” for cash consideration of $100,000. On acquisition of the remaining 25% the joint venture with MMR was terminated.  MMR retains a 2% net smelter return ("NSR").  The NSR on this 25% interest portion may be acquired by us at a price of $500,000 in cash or shares of our common stock for the first 1% and at a price of $1,000,000 in cash or shares of our common stock for the second 1% at our option.

Exploration Programs

The Green Giant Property (formerly called the Three Horses Property), consists of 31 squares, covering an area of approximately 194 square kilometres, and displays extensive gossan outcroppings at surface. An examination of part of the Property revealed several large areas covered with gossanous boulders which are believed to overlie massive sulphide mineralization.

All phases of the exploration projects have been managed by Taiga Consultants Ltd. of Calgary.

We conducted a first phase of exploration from September to November 2007 for the Three Horses Joint Venture, which included the following activities:

•

Stream Sediment sampling of all stream on the property area

•

Detailed Geological mapping over selected startigraphic horizons

•

Reconnaissance geological mapping over the entire property

•

Soil sampling over selected target areas

•

Prospecting over selected target areas.

•

Limited trenching over selected targets

•

Construction of a cinder block base camp

•

Construction of a one kilometre long surfaced airstrip

•

Repair and surfacing of the access road from base camp to the airstrip

•

Airborne geophysical surveying over the Three Horses property by Fugro Airborne Surveys Limited

In the latter part of March 2008 to June 2008 a full field exploration program following up on the airborne geophysical survey and results of the 2007 exploration program was implemented. This exploration consisted of the following activities:

•

Infill stream sediment sampling

•

Detailed Geological mapping over selected stratigraphic horizons

•

Prospecting over selected target areas

•

Grid emplacement over selected target areas

•

Ground-based magnetometer and frequency domain EM surveys

•

Soil sampling over selected target areas

After reviewing the analytical data obtained from the March to June, 2008 program, additional exploration was conducted on the property from July 1 to September 30, 2008 in preparation for a drill program. This exploration consisted of the following activities:

•

Infill stream sediment sampling

•

Detailed Geological mapping over selected stratigraphic horizons

•

Prospecting over selected target areas with the aid of a mobile XRF analyzer

Based on compiled analytical results obtained from the various exploration programs, a drill program was initiated on the property from September 30 to November 24, 2008. This exploration program consisted of the following activities:

•

Prospecting over selected target areas with the aid of a mobile XRF analyzer

•

Ground-based scintillometer surveying over selected target areas

•

Diamond drilling of 31 holes (TH-08-01 to TH-08-31) over 4073.3 metres

497,500 mE
500,000 mE
502,500 mE
505,000 mE
507,500 mE
510,000 mE
7,355,000 mN
7,352,500 mN
7,350,000 mN
7,347,500 mN
7,345,000 mN
7,342,500 mN
7,340,000 mN
7,337,500 mN
7,335,000 mN
N
TH-08-10
TH-08-11
TH-08-12/13
TH-08-14
TH-08-15
TH-08-18
TH-08-17
TH-08-07
TH-08-05/06
TH-08-09
TH-08-08
TH-08-20/21/22
TH-08-02
TH-08-23
TH-08-29
TH-08-31
TH-08-01/01a
TH-08-30
TH-08-28
TH-08-25
TH-08-04
TH-08-19
TH-08-26/27
TH-08-24
TH-08-03
0
1
2
kilometres

2008 Diamond Drill Hole Locations

Diamond drilling completed in 2008 on the Three Horses Property tested a series of gossans and EM conductors, however no Volcanic Massive Sulphide (VMS) mineralization of significance was encountered. Drilling did confirm the presence of a series of mineral occurrences highly enriched in vanadium and a number of associated anomalous elements which were first seen in stream sediment sampling programs. Due to this unexpected result the focus of exploration shifted to vanadium mineralization part way through the 2008 drill program.

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

Average of Drill Intercepts - 43.9m @ 0.36% V2O5

The serendipitous discovery of potentially economic vanadium mineralization on the property changed the course of the 2008 diamond drilling program.  Through a combination of prospecting, ground based scintillometer surveying, and analysis of airborne radiometrics, five extensive vanadium-bearing trends were identified over the course of the 2008 exploration program.

495,000 mE
497,500 mE
500,000 mE
502,500 mE
505,000 mE
507,500 mE
510,000 mE
N
Vanadium mineralization focused in 5 trends/zones named after Malagasy colours
Fondrana
Mainty
Maitso
Manga
Jaky
0
4.000
kilometers

Vanadium-bearing Trends

Based on positive early indications of the presence of potentially economic grades and volumes of vanadium on the Three Horses Property, another exploration program was initiated on the Green Giant Project in the spring of 2009. The program (completed between April 23 and July 16, 2009) consisted of an extensive X-Ray Fluorescence analysis (XRF) soil sampling program coupled with mechanical trenching and scintillometer surveys over known areas of vanadium enrichment and new areas, defined by the soil XRF survey.

After reviewing the analytical results from the spring 2009 exploration program, an additional exploration program was carried out between September and December 2009. This exploration program involved mechanical trenching, diamond drilling with accompanying litholgical, structural and geotechnical logging, specific gravity determination, point load tests and metallurgical sampling. All work was carried out under a well supervised Quality Assurance and Quality Control program.

The primary aim of the September to December 2009 drill program was to delineate reserves at the Jaky and Manga targets. A total of 8,931 meters (4509.2m in 30 drill holes at the Jaky target and 4422m in 24 drill holes at the Manga target) of diamond drilling was completed. Selected drill holes were oriented with point load test and orientation measurements recorded.

Composited Vanadium Mineralization in 2009 Drill Holes

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
J-01		1.50	25.50	0.65	24.00
J-01		25.5	28.10	0.45	2.60
J-01		28.10	37.50	0.17	9.40
J-01		37.50	42.00	0.40	4.50
J-01		42.00	60.00	0.20	18.00
J-01		60.00	90.00	0.75	30.00
J-01		90.00	97.50	0.36	7.50
J-01		97.50	103.50	0.16	6.00
J-01		111.00	126.00	0.17	15.00
J-01		132.00	136.50	0.32	4.50
J-02		1.80	17.00	0.46	15.20
J-02		17.00	24.50	1.06	7.50
J-02		24.50	38.00	0.37	13.50
J-02		38.00	51.50	0.96	13.50
J-02		51.50	68.00	0.20	16.50
J-02		68.00	69.50	0.64	1.50
J-02		69.50	77.00	0.28	7.50
J-02		86.00	89.00	0.36	3.00
J-03		1.50	22.50	0.57	21.00
J-03	incl.	1.50	9.00	0.65	7.50
J-03	incl.	9.00	16.50	0.44	7.50
J-03	incl.	16.50	22.50	0.65	6.00
J-03		22.50	42.00	0.27	19.50
J-03		42.00	78.00	1.00	36.00
J-03		78.00	93.00	0.15	15.00
J-03		93.00	99.00	0.53	6.00

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
J-03		99.00	102.00	0.20	3.00
J-04		9.00	23.90	0.22	14.90
J-04		23.90	39.10	0.59	15.20
J-04	incl.	27.00	30.50	0.80	3.50
J-04		39.10	76.50	0.24	37.40
J-04		76.50	85.50	0.57	9.00
J-04		85.50	94.50	0.14	9.00
J-04		94.50	103.50	0.41	9.00
J-04		103.50	109.50	0.19	6.00
J-04		119.50	150.00	0.15	30.50
J-04		150.00	153.00	0.82	3.00
J-04		153.00	168.00	0.19	15.00
J-04		196.50	204.00	0.29	7.50
J-04		214.50	219.00	0.40	4.50
J-08		2.00	8.00	0.41	6.00
J-08		8.00	45.00	0.25	37.00
J-08		45.00	56.00	0.49	11.00
J-08		56.00	68.00	0.82	12.00
J-08		68.00	77.00	0.52	9.00
J-08		77.00	86.50	0.17	9.50
J-09		1.50	6.00	0.27	4.50
J-09		6.00	49.50	1.00	43.50
J-09		49.50	52.50	0.55	3.00
J-09		52.50	66.00	0.14	13.50
J-09		66.00	72.00	0.48	6.00
J-09		72.00	93.00	0.17	21.00
J-10		2.00	5.00	0.36	3.00
J-10		5.00	18.50	0.81	13.50
J-10		18.50	26.00	0.44	7.50
J-10		26.00	47.00	0.26	21.00
J-10		47.00	77.00	0.79	30.00
J-10		77.00	81.50	0.36	4.50
J-10		81.50	89.00	0.17	7.50
J-10		101.00	105.50	0.16	4.50
J-10		105.50	108.50	0.53	3.00
J-10		108.50	120.50	0.15	12.00
J-10		120.50	126.50	0.41	6.00
J-11		126.50	138.50	0.16	12.00
J-11		138.50	141.50	0.57	3.00
J-11		141.50	153.50	0.17	12.00

DDH ID	From (m)	To (m)	V2O5 (%)	Interval (m)
J-12	0.50	31.50	0.22	31.00
J-12	31.50	45.00	0.41	13.50
J-12	45.00	54.00	0.73	9.00
J-12	54.00	66.00	0.30	12.00
J-12	66.00	94.50	0.14	28.50
J-12	106.50	109.50	0.51	3.00
J-13	1.60	16.50	0.71	14.90
J-13	16.50	37.50	0.97	21.00
J-13	37.50	57.00	0.20	19.50
J-13	57.00	63.00	0.45	6.00
J-13	63.00	85.50	0.16	22.50
J-14	40.50	70.70	0.17	30.20
J-14	79.50	97.50	0.10	18.00
J-14	120.00	153.00	0.22	33.00
J-14	153.00	156.00	0.62	3.00
J-14	156.00	159.00	0.29	3.00
J-14	159.00	169.50	0.15	10.50
J-15	0.20	3.00	0.35	2.80
J-15	3.00	69.00	0.17	66.00
J-15	87.00	115.50	0.16	28.50
J-15	115.50	118.50	0.60	3.00
J-16	0.00	14.00	0.45	14.00
J-16	14.00	30.50	0.83	16.50
J-16	30.50	38.00	0.48	7.50
J-16	38.00	45.50	0.20	7.50
J-16	51.50	56.00	0.12	4.50
J-16	56.00	60.50	0.49	4.50
J-16	60.50	63.50	0.18	3.00
J-17	2.00	6.50	0.19	4.50
J-17	6.50	11.00	0.42	4.50
J-17	11.00	23.00	0.93	12.00
J-17	23.00	39.50	0.19	16.50
J-17	39.50	45.50	0.48	6.00
J-17	45.50	62.00	0.16	16.50
J-18	1.50	6.50	0.37	5.00
J-18	6.50	20.00	0.21	13.50
J-18	20.00	24.50	0.54	4.50
J-19	36.50	62.00	0.19	25.50
J-19	81.90	86.00	0.34	4.10
J-19	86.00	113.00	0.13	27.00

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
J-19		113.00	117.50	0.62	4.50
J-20		0.50	8.00	0.30	7.50
J-20		8.00	27.50	0.50	19.50
J-20		27.50	42.50	0.23	15.00
J-20		50.00	53.00	0.13	3.00
J-20		53.00	57.50	0.48	4.50
J-20		57.50	78.50	0.16	21.00
J-21		6.5	11.00	0.32	4.50
J-21		11.00	26.00	0.73	15.00
J-21		26.00	39.50	0.18	13.50
J-21		39.50	44.00	0.5	4.50
J-21		44.00	59.00	0.16	15.00
J-22		117.50	153.50	0.31	36.00
J-22	incl.	141.50	146.00	0.54	4.50
J-22		153.50	164.00	0.66	10.50
J-22		164.00	170.00	0.12	6.00
J-22		170.00	174.50	0.42	4.50
J-23		2	42.50	0.15	40.50
J-23		93.5	113.00	0.16	19.50
J-23		113.00	117.50	0.54	4.50
J-23		117.50	121.80	0.21	4.30
J-24		0.7	3.5	0.22	2.80
J-24		3.5	14	0.34	10.50
J-24		14	27.5	0.21	13.50
J-24		38	41	0.17	3.00
J-24		41	47	0.54	6.00
J-24		47	69.5	0.16	22.50
J-25		2	12.5	0.33	10.50
J-25		23	33.5	0.23	10.50
J-26		27.50	41.00	0.35	13.50
J-26		41.00	53.00	0.74	12.00
J-26		53.00	59.00	0.41	6.00
J-26		59.00	90.50	0.18	31.50
J-26		90.50	117.50	0.40	27.00
J-26		117.50	122.00	0.16	4.50
J-26		134.00	162.50	0.15	28.50
J-26		162.50	168.50	0.51	6.00
J-27		125.00	138.50	0.24	13.50
J-27		138.50	162.50	0.53	24.00
J-27	incl.	138.50	144.50	0.63	6.00

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
J-27	incl.	144.50	150.50	0.32	6.00
J-27	incl.	150.50	159.50	0.65	9.00
J-27	incl.	159.50	162.50	0.42	3.00
J-27		162.50	170.00	0.17	7.50
J-27		170.00	176.25	0.32	6.25
J-27		176.25	186.50	0.19	10.25
J-27	incl.	183.50	186.50	0.42	3.00
J-MET-01		2.50	5.50	0.43	3.00
J-MET-01		5.50	59.50	1.12	54.00
J-MET-01		59.50	64.00	0.51	4.50
J-MET-01		64.00	74.50	0.18	10.50
J-MET-02		2.50	10.00	1.11	7.50
J-MET-02		10.00	16.00	0.51	6.00
J-MET-02		16.00	23.50	0.18	7.50
J-MET-02		23.50	41.50	0.70	18.00
J-MET-02		41.50	64.00	0.22	22.50
J-MET-02		76.00	83.50	0.36	7.50
J-MET-02		83.50	121.00	0.17	37.50
J-MET-02		121.00	124.00	0.93	3.00
J-MET-02		124.00	133.00	0.26	9.00
M-11		7.00	38.00	0.22	31.00
M-11		38.00	57.50	0.58	19.50
M-12		3.50	20.00	0.47	16.50
M-12	incl.	3.50	9.50	0.64	6.00
M-12	incl.	9.50	20.00	0.37	10.50
M-13		123.00	132.50	0.18	9.50
M-13		132.50	144.00	0.40	11.50
M-13		144.00	153.00	0.17	9.00
M-13		153.00	156.00	0.57	3.00
M-13		156.00	166.50	0.81	10.50
M-13		166.50	175.50	0.36	9.00
M-14		1.50	4.50	0.27	3.00
M-14		4.50	21.00	0.70	16.50
M-14		21.00	30.00	0.33	9.00
M-14		30.00	100.50	0.74	70.50
M-14	incl.	30.00	39.00	0.54	9.00
M-14	incl.	39.00	49.50	0.82	10.50
M-14	incl.	49.50	55.50	0.59	6.00
M-14	incl.	55.50	66.00	0.71	10.50
M-14	incl.	66.00	100.50	0.79	34.50

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
M-14		100.50	112.50	0.30	12.00
M-15		3.50	26.00	0.72	22.50
M-15	incl.	3.50	12.00	0.60	8.50
M-15	incl.	12.00	26.00	0.81	14.00
M-15		26.00	47.00	0.38	21.00
M-16		66.5	74.7	0.18	8.20
M-16		74.7	81.5	0.64	6.80
M-16		81.5	89	0.33	7.50
M-16		89.00	180.50	0.80	91.50
M-16		180.50	191.00	0.29	10.50
M-18		4.10	41.00	0.71	36.90
M-18	incl.	4.10	15.50	0.67	11.40
M-18	incl.	15.50	32.00	0.81	16.50
M-18	incl.	32.00	41.00	0.59	9.00
M-18		41.00	57.50	0.41	16.50
M-18	incl.	44.00	57.50	0.45	13.50
M-18		57.00	77.00	0.13	20.00
M-19		60.50	69.50	0.36	9.00
M-20		5.00	90.50	0.98	85.50
M-20	incl.	5.00	30.50	0.65	25.50
M-20	incl.	30.50	42.50	0.42	12.00
M-20	incl.	42.50	75.50	1.55	33.00
M-20	incl.	75.50	83.00	0.33	7.50
M-20	incl.	83.00	90.50	0.97	7.50
M-20		90.50	105.50	0.36	15.00
M-21		3.50	18.50	0.42	15.00
M-21		18.50	36.50	0.26	18.00
M-22		68.00	69.50	0.17	1.50
M-22		69.50	93.50	0.85	24.00
M-24		12.50	35.00	0.31	22.50
M-27		2.00	14.00	0.70	12.00
M-27		14.00	35.00	0.35	21.00
M-38		198.50	215.00	0.19	16.50
M-38		215.00	237.50	0.85	22.50
M-38		237.50	245.00	0.26	7.50
M-39		132.50	135.50	0.15	3.00
M-39		135.50	141.50	0.56	6.00
M-39		141.50	147.50	0.29	6.00
M-39		200.00	208.80	0.17	8.80
M-39		208.50	212.00	0.37	3.50

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
M-39		212.00	215.00	0.68	3.00
M-39		215.00	224.00	0.40	9.00
M-39		224.00	229.50	0.09	5.50
M-39		229.50	249.50	0.79	20.00
M-39	incl.	229.50	233.00	0.62	3.50
M-39	incl.	233.00	249.50	0.84	16.50
M-39	incl.	233.00	237.50	0.99	4.50
M-39	incl.	237.50	240.50	0.42	3.00
M-39	incl.	240.50	249.50	0.90	9.00
M-39		249.50	258.50	0.28	9.00
M-40		215.00	218.00	0.83	3.00
M-40		218.00	224.00	0.35	6.00
M-41		104.00	117.50	0.27	13.50
M-41		117.50	212.00	0.87	94.50
M-41	incl.	153.50	161.00	1.06	7.50
M-41	incl.	188.00	210.00	1.05	22.00
M-41		212.00	216.50	0.41	4.50
M-41		216.50	219.50	0.98	3.00
M-41		219.50	224.00	0.41	4.50
M-42		182.00	190.00	0.38	8.00
M-42		195.50	206.00	0.23	10.50
M-42		206.00	291.50	0.71	85.50
M-42		291.50	294.50	0.30	3.00

All drill core assays have been received, and PEG Mining Consultants Inc. have been retained to undertake a resource calculation for the Manga and Jaky Zones. It is anticipated, but cannot be guaranteed, that these calculations will be available by June, 2010.

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

Vanadium Extraction vs Time

Further metallurgical analysis was initiated in December 2009. A 250kg sample of mineralization from the Jaky Zone has been sent to Mintek Laboratories in South Africa for additional metallurgical test work. The results of this work should be available in the second quarter of 2010. Another 200kg sample of higher-grade mineralization was collected from the Manga Zone.

Current metallurgical work is aimed at upgrading the V2O5 content of the mineralization before subjecting it to acid leaching. A significant decrease in acid consumption is expected.

Future Programs

The property merits an ambitious exploration program consisting of exploratory and infill diamond drilling over vanadium-bearing zones identified by diamond drilling and trenching completed in 2008 and 2009. The goal of the program is to establish a compliant vanadium resource in the Jaky, Manga and Mainty Zones at a minimum, and to continue exploration on other less well-developed target areas mainly the Fondrana and Maitso Zones. A minimum of 6,500 meters of diamond drilling is scheduled to be completed in 2010.

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

The expected cost of the recommended program through to the end of 2010 is US$3,100,000.

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

Other Expenses

Management anticipates spending approximately $250,000 in ongoing general and administrative expenses per quarter for the next twelve months.  These general and administrative expenses will consist primarily of professional fees for the accounting, audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses. However, the overall general and administration expenses will vary in direct proportion with the level of activity relating to future acquisitions and exploration programs.

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

- the market price for gold;

- the market price for uranium;

- the market price for vanadium;- the results of our proposed exploration programs on our mineral properties; and

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

For the nine months ended March 31, 2010, we raised $6,500,000 through the issuance of 21,666,667 common shares and 21,666,667 share purchase warrants.

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

Results of Operations

We have had no operating revenues from inception on March 1, 2004 through to the period ended March 31, 2010.  Our activities have been financed from the proceeds of share subscriptions.  From inception, on March 1, 2004, to March 31, 2010, we raised gross aggregate proceeds of $25,335,000 from private offerings of our securities.

For the period from inception, March 1, 2004, to March 31, 2010, we incurred a loss before income taxes of $42,772,479.  Expenses included $22,518,829 in mineral property and exploration costs.  These costs charged to operations were for the acquisition of the Sagar  Properties in Canada,  Madagascar properties, and other abandoned properties including ancillary costs related to the mineral properties.  We also incurred $2,172,025 in professional fees during the period. We had general and administrative expenses of $3,121,548; stock based compensation of $16,530,208, a foreign exchange translation gain of $685,137 and other income (including interest) of $947,885.

Liquidity and Capital Resources

As at March 31, 2010, we had cash on hand of $4,544,880 and a working capital of $4,671,706.

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

On June 24, 2009, we issued 750,000 common shares and 375,000 share purchase warrants valued at $131,924 to a new director and to a special advisory member to the Board of Directors as incentive bonus for their current and future services. The share purchase warrants issued are exercisable at $0.20 for a period of two from the date of issuance. These shares were issued in reliance on the exemption for sales of securities not involving a public offering as set forth in Rule 506 promulgated under the Securities Act of 1933 and in Section 4(2) and Section 4(6) of the Securities Act of 1933.

On August 17, 2009, we issued 2,500,000 shares of our Common Stock to directors, officers and consultants as 2009 Bonus Compensation Shares for their services to our company.  The foregoing securities were exempt from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder and Regulation S Securities Act of 1933. Subsequent to the issuance, we cancelled 250,000 shares of our Common Stock issued to a consultant.

On September 29, 2009, our company issued 500,000  shares of common stock and 250,000 share purchase warrants to a director as an incentive bonus compensation. The foregoing securities are exempt from registration provided by Section 4(2) of the Securities Act of 1933 and  Regulation S Securities Act of 1933.

On March 15, 2010, we closed a private placement of 21,666,667 units for gross proceeds of $6,500,000 (the “2010 Offering”).  Each Unit consisted of one common share (a “Unit Share”) and one Common Share purchase warrant (a "Warrant").  Each Warrant entitles the holder to purchase one Common Share (a "Warrant Share") at an exercise price of $0.50 for a period of three years following the later of March 15, 2010 and the date of listing on the TSX Venture Exchange ("TSX-V").  The expiry of the warrants may be accelerated by the Company if the Common Shares trade at a price greater than $0.75 at any time after 9 months from March 15, 2010 for a period of 21 consecutive days on the OTC Bulletin Board ("OTCBB") or the TSX-V, provided that the Company has filed, and had declared effective, the Registration Statement (as defined below).

The Units were issued together with listing and filing rights, which rights may be converted into an escalating number of Common Shares if the Company does not complete its TSX-V Listing or file a resale registration statement for the securities issued in connection with the 2010 Offering (the “Registration Statement”) by certain specific dates.  A maximum of 17,333,333 Common Shares may be issued pursuant to such rights.

In the event that the Common Shares of the Company have not commenced trading on the TSX-V on or before June 15, 2010, each holder of a Unit Share shall be entitled to be issued one-tenth of one common share (each whole share a “Listing Rights Share”) on June 15, 2010 and an additional one-tenth of one Listing Rights Share on every six month anniversary thereafter in which the Company fails to complete the TSX-V Listing until June 15, 2012 such that the maximum number of Listing Rights Shares which may be issued pursuant to such rights is equal to 50% of the Unit Shares issued under the 2010 Offering. Our common shares commenced trading on the TSX-V on May 5, 2010 under the trading symbol “EGZ”.

In the event that the Registration Statement has not been declared effective on or before December 15, 2010, each holder of a Unit Share shall be entitled to be issued one-tenth of one common share (each whole share a “Filing Rights Share”) starting on December 15, 2010 and an additional one-tenth of one Filing Rights Share on every six month anniversary thereafter in which the Company fails to have the Registration Statement declared effective until December 15, 2011 such that the maximum number of Filing Rights Shares which may be issued pursuant to such rights is equal to 30% of the number of Unit Shares issued under the 2010 Offering.

As consideration for their services in connection with the brokered private placement, Clarus Securities Inc. and Byron Securities Limited (the “Agents”) were (i) paid a cash commission equal to 6% of the gross proceeds of the brokered portion of the 2010 Offering, (ii) issued 870,000 class A broker warrants (“Class A Warrants”), and (iii) issued 870,000 class B broker warrants (“Class B Warrants”). Each class A broker warrant entitles the holder to acquire one common share at an exercise price of $0.30 until March 15, 2012. Each class B broker warrant entitles the holder to acquire one common share at an exercise price of $0.50 for a period of three years following the later of March 15, 2010 and the date of the Company’s listing on the TSX-V. One of the Agents, Clarus Securities Inc., was also issued 400,000 Common Shares and 400,000 class C compensation warrants (“Class C Warrants”), each Class C Warrant is exercisable to acquire one common share at a price of $0.30 until March 15, 2013, in each case for advisory services rendered to the Company.

The Offering of such shares of our common stock and common stock purchase warrants  to the Investors was effected in reliance on the exemptions for sales of securities not involving a public offering, in reliance upon Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) , based on the following: (a) the Investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the Investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the Investors acknowledged that all securities being issued were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.  The Investors, in conjunction with the issuance of common shares and common stock purchase warrants pursuant to Rule 903(a) and (b)(3) of Regulation S represented to us that they were not a “U.S. Person”. We did not engage in a distribution of this offering in the United States. The Investors represented its intention to acquire the securities for investment only and not with a view towards distribution. Appropriate legends have been affixed to the stock certificate issued to the Investors in accordance with Regulation S.

For purposes of this disclosure, “U.S. Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means:

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

ITEM 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2010.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our principal executive officer and our principal financial officer  are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO).  The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report.  Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base their assessment.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was effective as of March 31, 2010.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a.  Risk Factors

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended.  If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. We believe there are no changes that constitute material changes from the risk factors previously disclosed in the prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933 and include or reiterate the following risk factors:.

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

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities during the quarter ended March 31, 2010 consists of a private placement comprising of 21,666,667 units (the “Units”) for gross proceeds of $6,500,000.   Each Unit consisted of one common share and one Common Share purchase warrant.  Each Common Share purchase Warrant entitles the holder to purchase one Common Share at an exercise price of $0.50 for a period of three years following the later of March 15, 2010 and the date of listing on the TSX Venture Exchange ("TSX-V").

The Offering of such shares of our common stock and common stock purchase warrants  to the Investors was effected in reliance on the exemptions for sales of securities not involving a public offering, in reliance upon Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) , based on the following: (a) the Investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the Investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the Investors acknowledged that all securities being issued were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.  The Investors, in conjunction with the issuance of common shares and common stock purchase warrants pursuant to Rule 903(a) and (b)(3) of Regulation S represented to us that they were not a “U.S. Person”. We did not engage in a distribution of this offering in the United States. The Investors represented its intention to acquire the securities for investment only and not with a view towards distribution. Appropriate legends have been affixed to the stock certificate issued to the Investors in accordance with Regulation S.

For purposes of this disclosure, “U.S. Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means:

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

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2010.

Item 4.   Removed and Reserved

No matters were submitted to a vote of shareholders of the Company during the period ended March 31, 2010.

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

ENERGIZER RESOURCES INC.

Date: May 13, 2010

By: /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon
Chief Executive Officer

By:/s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

--------------------------------------------------------------------

In connection  with the Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange Act of 1934 on Form 10-Q of Energizer Resources Inc. (the "Company") for the period ended March 31, 2010, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

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

Dated:  May 13, 2010

By: /s/ J. A. Kirk McKinnon

               J. A.  Kirk McKinnon

               Chief Executive Officer

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14b) and Rule 15d-14(b)(17 CFR  240.15d-14(b))  under the Securities Exchange Act of 1934 and Section  1350 of Chapter 63 of Title 18 of the United States Code

--------------------------------------------------------------------

In  connection  with the Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-Q of Energizer Resources Inc. (the "Company") for the period ended March 31, 2010, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, Richard E. Schler, certify, pursuant to 18 U.S.C. Sec.1350, as  adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

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

Dated:  May 13, 2010

By: /s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Energizer Resources Inc. (the "Company") on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. A. Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By   /s/ J. A. Kirk McKinnon

J. A. Kirk McKinnon

Chief Executive Officer

Date:  May 13, 2010

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Energizer Resources Inc. (the "Company") on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,  Richard E. Schler, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

        By  /s/ Richard E. Schler

Richard E. Schler

Chief Financial Officer

Date:  May 13, 2010