Form 10-K
period 2010-06-30
Energizer Resources, Inc.
filed 2010-09-27
CIK 1302084

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-51151

ENERGIZER RESOURCES INC.

(Name of small business issuer as specified in its charter)

Minnesota	20-0803515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 – 141 Adelaide Street West, Toronto, Ontario, Canada M5H 3L5
(Address of principal executive offices)

(416) 364-4911
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  []     No [ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the "Common Stock"), as of September 27, 2010, was 110,511,024.

Documents Incorporated By Reference:  None

ENERGIZER RESOURCES INC.

Report on Form 10-K

For the Fiscal Year Ended June 30, 2010

TABLE OF CONTENTS

PART I

ITEM 1

Description of Business

4

ITEM 1A.

Risk Factors

28

ITEM 1B

Unresolved Staff Comments

ITEM 2.

Description of Properties

34

ITEM 3.

Legal Proceedings

34

ITEM 4

Removed and Reserved

34

PART II

ITEM 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

35

ITEM 6.

Selected Financial Data

36

ITEM 7.

Management’s Discussion and Analysis of Plan of Operations

36

ITEM 7.1

Quantitative and Qualitative Disclosures About Market Risk

45

ITEM 8

Financial Statements

45

ITEM 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

45

ITEM 9A.

Controls and Procedures

45

ITEM 9B.

Other Information

46

PART III

ITEM 10.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance

Compliance with Section 16(A) of the Exchange Act

47

ITEM 11.

Executive Compensation

50

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

54

ITEM 13.

Certain Relationships and Related Transactions, and Director Independence

56

ITEM 14.

Principal Accountant Fees and Services

57

PART IV

ITEM 15.

Exhibits, Financial Statement Schedules

59

Signatures

CERTIFICATIONS

Exhibit 31 – Management Certification

Exhibit 32 – Sarbanes-Oxley Act of 2002

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our growth strategies, (b) anticipated trends in the mining industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. . These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,”. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed in “Risk Factors”, there are a number of other risks inherent in our business and operations, which could cause our operating results to vary markedly, and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in the report statement, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Any statement in this report that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risks outlined under “Risk Factors” herein. The reader is cautioned that our company does not have a policy of updating or revising forward-looking statements and thus the reader should not assume that silence by management of our company over time means that actual events are bearing out as estimated in such forward-looking statements.

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “CAD$” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the noon exchange rate as reported by the Bank of Canada on the applicable date.

PART I

As used in this annual report, “we”, “us”, “our”, “Energizer Resources”, “Company” or “our company” refers to Energizer Resources Inc. and all of its subsidiaries.

ITEM 1.   DESCRIPTION OF BUSINESS

Corporate Organization and History within Last Five Years

Company Overview

Energizer Resources Inc. (formerly Uranium Star Corp.) was incorporated in the State of Nevada on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008. Our fiscal year-end is June 30. On December 16, 2009, we effected a name change from “Uranium Star Corp” to “Energizer Resources Inc.”. We are an exploration stage company engaged in the search for vanadium, uranium, gold and other minerals.  We have an interest in properties located in Madagascar and Canada (Province of Québec).  None of the properties in which we hold an interest has known mineral reserves of any kind at this time.  As such, the work programs planned by us are exploratory in nature.

We have not had any bankruptcy, receivership or similar proceeding since incorporation. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

Summary of Our Business

Energizer Resources Inc. is an exploration stage company engaged in the search for vanadium, uranium, gold and other minerals. We have an interest in properties located in Madagascar and Canada (Province of Québec). None of the properties in which we hold an interest has known mineral reserves of any kind at this time.  As such, the work programs planned by us are exploratory in nature.

The Company’s executive offices are currently located at 520–141 Adelaide Street West, Toronto, Ontario, Canada M5H 3L5. Our telephone number is (416) 364-4911. We maintain a website at http://www.energizerresources.com. These offices are leased on a month-to-month basis, and the Company’s monthly rental payments are currently approximately CAD$3,500.

UNTIL WE CAN VALIDATE OTHERWISE, THE PROPERTIES OUTLINED BELOW HAVE NO KNOWN MINERAL RESERVES OF ANY KIND AND WE ARE PLANNING PROGRAMS THAT ARE EXPLORATORY IN NATURE.

Further details regarding the Corporation’s properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on the Company’s Sagar property in Northern Quebec and the Company’s Three Horses Property (now called Green Giant Property) in Madagascar can be found on the Company’s website:  www.energizerresources.com or in the company’s filings on www.sedar.com.

Milestones

Green Giant Property, Madagascar

On August 22, 2007, the Company acquired a 75% interest in approximately 225 sq. kilometres of mineral permits in the District of Toliara, Madagascar.  This interest is held by a limited liability company that was formed  under the laws of Madagascar which held a 75% interest in the property.  The remaining 25% interest was held by Madagascar Minerals and Resources sarl.  Exploration programs have been carried out in the first quarter of 2007 and the first half of 2008 on the Green Giant Property as well as the Ianapera Coal Property located to the north of the Green Giant Property.

Drilling of 31 holes (4,073 meters) was carried out in the fourth quarter of 2008. Vanadium mineralization of potential economic consequence was intersected in a number of holes. In the first half of 2009 a series of 56 trenches were established, using mechanical excavators, over an 18 kilometre strike length of the property. Analytical results provided by XRF instrumentation indicated significant widths of vanadium mineralization in the majority of the trenches. The Company then proceeded to drill 54 diamond drill holes (8,931 meters) in the latter half of 2009 to delineate a vanadium resource on the Property. A further 46 diamond drill holes (8,952 meters) were emplaced on the Property in 2010 to further enhance the resource delineation.  An additional drill program is anticipated on the Property commencing in the 4th quarter of the 2010 calendar year. A consulting engineering group has been retained to start preliminary economic assessments of the property. Metallurgical and mineralogical work is also being carried out. For a more detail discussion on the planned exploration activities, refer to “Management’s Discussion and Analysis”.

On July 9, 2009, the Company acquired the remaining 25% interest in the Madagascar property and now holds a 100% in interest in the property.

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

Employees

As of June 30, 2010 the Company had nil total employees and nil full-time employees. The Company engages consultants to serve as officers and to perform professional and administrative functions of the Company.

MADAGASCAR PROPERTY

Moheli
Mamoudzou
Mayotte
Malawi
Lilongwe
Tromelin
Juan de Nova Island
Harare
Mozambique
Antananarivo
abwe
Madagascar
Bassas da India
Europa Island
Three Horses Property
X
Image NASA
Image © 2007 TerraMetrics
© 2007 Europa Technologies
©2007 Google™
Pointer 18°55'59.49" S 42°19'05.15" E
Streaming |||||||||| 100%
Eye alt 2138.34 km

Property Description and Location

The Madagascar properties are comprised of mineral permits consisting of 36 “squares”, each square representing approximately 6.25 sq. kilometers. The properties are located in the District of Toliara and are referenced as TN 12,306,P(R); TN 12,814, P(R); TN 12,887 P(R); TN 12,888 P(R); TN 13,020 P(R); TN 13,021 P(R) as issued by the Bureau de Cadastre Minier de Madagascar (“BCMM”) pursuant to the Mining Code 1999 (as amended) and its implementing decrees.  This property can be accessed by both air and road.

490,000 mE
500,000 mE
510,000 mE
520,000 mE
7,380,000 mN
7,370,000 mN
7,360,000 mN
7,350,000 mN
7,340,000 mN
7,330,000 mN
PR13020
PR13021
PR12306
PR12888
PR12887
PR12814
Ankilimary
Bevaro
Besatrana-Toby
Ankilimarovahatsy
Beambatry
Bemelo
Andakato
Amboromaneno
Mahasoa
Bohaky-Ambany
Soamidriso
Vohimainty
Vohiposa
Besakoa-Avaratra
Ankotika
Vohimary
Ankazoabo
Betampy
Amboatavo
Analamary
Ankily
Anaviavy-Atsimo
Tsanarena
Mandarano
Besakoa
Soaserana
Ankazotelo
Vohitoka
Morafeno
Lazarivo
Ambatomainty
Farezibe
Antsohamamy
Ampamata
Soakibany
Amboasary
Ankiliabo
Fenoanevo
Betaly
Andranomavo
Beamalo
Anavoha
Sakoambelomy
Ampandrambe
Ankazota
Mandabe
Fotadrevo
Andoharano
Befamoty
Ankilimalangy
Andranomilitsy
Seta
Antanambao
Tsikoakahitsy
Anivorano
0
5
10
kilometres
WGS84 Zone 38 South
Beampemba
Andranotsiriry-Avaratra
N
S
E
W
TAIGA Consultants Ltd.
URANIUM STAR

Green Giant Property Boundary (blue lines are creeks, red lines are property boundary, black lines are seasonal tracks)

Agreement

On August 22, 2007, we entered into a joint venture agreement with Madagascar Minerals and Resources sarl (“MMR” or “Madagascar Minerals”), a company incorporated under the laws of Madagascar. The joint venture, to be known as the “Three Horses Joint Venture”, was operated through a Madagascar limited liability company in which the Company held 75% undivided interest and Madagascar Minerals held the remaining 25% interest.

The consideration paid to Madagascar Minerals to acquire the 75% stake in the joint venture consisted of:

(i)

a signing fee of $15,000 within 15 days of the properties vesting in the joint venture;

(ii)

a payment of $750,000 within 15 days of the properties vesting in the joint venture; and

(iii)

the issuance of 1,250,000 of our common shares and 500,000 of our common share purchase warrants within 30 days of the properties vesting in the company created for the joint venture under Madagascar law. Each common share purchase warrant is exercisable at $1.00 per share for a period of 2 years from the date of issuance.

In the event that one or other of the parties is unable to make their contribution to funding, their interest will be diluted accordingly.  In the event that a joint venture party’s interest in the joint venture is diluted below 10%, then that interest will be exchanged with the majority shareholder for a 2% net smelter return.  Furthermore, the remaining joint venture party may acquire that royalty as follows:

(i)

the first 1% at US$1,000,000 in cash or our common shares; and

(ii)

the second 1% at US$1,500,000 in cash or our common shares;

both at the option of the remaining shareholder.

On July 9, 2009, our company entered into a definitive agreement to acquire the remaining 25% interest of the “Three Horses Joint Venture” for cash consideration of $100,000. On acquisition of the remaining 25% the joint venture with MMR was terminated.  MMR retains a 2% net smelter return (“NSR”). We can acquire the NSR on this 25% interest portion at a price of $500,000 in cash or common shares for the first 1% and at a price of $1,000,000 in cash or common shares for the second 1% at our option.

Exploration Programs

The Green Giant Property, consists of 31 squares, covering an area of approximately 194 square kilometers, and displays extensive gossans’ outcroppings at surface. An examination of part of the Property revealed several large areas covered with gossanous boulders, which are believed to overlie massive sulphide mineralization.

All phases of the exploration projects have been managed by Taiga Consultants Ltd. of Calgary, Canada.

We conducted a first phase of exploration from September to November 2007 for the “Three Horses Joint Venture”, which included the following activities:

•

Stream Sediment sampling of all stream on the property area

•

Detailed Geological mapping over selected startigraphic horizons

•

Reconnaissance geological mapping over the entire property

•

Soil sampling over selected target areas

•

Prospecting over selected target areas.

•

Limited trenching over selected targets

•

Construction of a cinder block base camp

•

Construction of a one kilometer long surfaced airstrip

•

Repair and surfacing of the access road from base camp to the airstrip

•

Airborne geophysical surveying over the Green Giant Property by Fugro Airborne Surveys Limited

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

•

Prospecting over selected target areas with the aid of a mobile XRF analyzer

•

Ground-based scintillometer surveying over selected target areas

•

Diamond drilling of 31 holes over 4,073 metres

The discovery of potentially significant vanadium mineralization from the 2008 exploration program resulted in the initiation of resource delineation drill program from September 1, 2009 to December 20, 2009. This exploration program consisted of the following activities:

•

XRF soil sample analyses (8,490 samples) on lines 200 meters apart and covering 18 kilometre strike length

•

Scintillometer surveying (112 line kilometres) on lines 200 meters apart and covering 18 kilometre strike length

•

Trenching (140 trenches for 17,105 meters)

•

Diamond drilling of 54 diamond drill holes over 8,931 meters

Based on the drill results from the 2009 exploration program, PEG Mining Consultants Inc. estimated in 2010, a NI 43-101 compliant Indicated resource estimate of 21.74 million tonnes at an average grade of 0.759% V2O5 (vanadium pentoxide), and a NI 43-101 compliant Inferred resource estimate of 4.15 million tonnes at an average grade of 0.655% V2O5. Based upon these resource estimates, the Company initiated an exploration program from May 1 to July 24, 2010 to delineate further vanadium resources. This exploration program consisted of the following activities:

•

Diamond drilling of 46 diamond drill holes over 8,952 meters.

2008 Diamond Drill Hole Locations

Diamond drilling completed in 2008 on the Green Giant Property tested a series of gossans and EM conductors, however no Volcanic Massive Sulphide (VMS) mineralization of significance was encountered. Drilling did confirm the presence of a series of mineral occurrences highly enriched in vanadium and a number of associated anomalous elements, which were first seen in stream sediment sampling programs. Due to this unexpected result the focus of exploration shifted to vanadium mineralization part way through the 2008 drill program.

497,500 mE
500,000 mE
502,500 mE
505,000 mE
507,500 mE
510,000 mE
7,355,000 mN
7,352,500 mN
7,350,000 mN
7,347,500 mN
7,345,000 mN
7,342,500 mN
7,340,000 mN
7,337,500 mN
7,335,000 mN
N
TH-08-10
TH-08-11
TH-08-12/13
TH-08-14
TH-08-15
TH-08-18
TH-08-17
TH-08-07
TH-08-05/06
TH-08-09
TH-08-08
TH-08-20/21/22
TH-08-02
TH-08-23
TH-08-29
TH-08-31
TH-08-01/01a
TH-08-30
TH-08-28
TH-08-25
TH-08-04
TH-08-19
TH-08-26/27
TH-08-24
TH-08-03
0
1
2
kilometres

Composited Vanadium Mineralization in 2008 Drill Holes

Hole	Depth in Meters			V2O5
	From	To	Interval	%
TH-08-01	103.6	115.8	12.2	0.39
TH-08-02	42.7	109.7	36.6	0.27
incl.	100.6	109.7	9.1	0.36
TH-08-07	27.4	54.9	27.4	0.23
TH-08-11	33.5	39.6	6.1	0.41
TH-08-11	57.9	76.2	18.3	0.37
TH-08-12	30.6	114.3	83.7	0.37
incl.	45.7	61.0	15.2	0.40
incl.	86.9	109.7	22.9	0.47
TH-08-13	38.5	141.7	103.2	0.32
incl.	76.2	141.7	65.5	0.36
incl.	112.8	141.7	27.4	0.45
TH-08-14	12.2	109.7	97.5	0.35
incl.	76.2	91.4	15.2	0.66
TH-08-24	4.6	82.3	77.7	0.67
incl.	12.2	61.0	45.7	0.91
TH-08-25	18.3	48.8	30.5	0.32
TH-08-25	100.6	103.6	3.0	0.47
TH-08-26	9.1	36.6	27.4	0.41
incl.	18.3	27.4	9.0	0.76
TH-08-26	67.1	73.2	6.1	0.53
TH-08-27	9.1	97.5	88.4	0.30
incl.	18.3	29.0	10.7	0.88
TH-08-27	146.3	153.9	6.0	0.50
TH-08-31	15.2	51.8	36.6	0.38
incl.	36.6	48.8	12.2	0.56

         **Average of Drill Intercepts - 43.9m @ 0.36% V2O5

The serendipitous discovery of potentially economic vanadium mineralization on the property changed the course of the 2008 diamond-drilling program.  Through a combination of prospecting, ground based scintillometer surveying, and analysis of airborne radiometrics, five vanadium-bearing trends were identified over the course of the 2008 exploration program.

495,000 mE
497,500 mE
500,000 mE
502,500 mE
505,000 mE
507,500 mE
510,000 mE
N
Vanadium mineralization focused in 5 trends/zones named after Malagasy colours
Fondrana
Mainty
Maitso
Manga
Jaky
0
4.000
kilometers

Vanadium-bearing Trends

Based on positive early indications of the presence of potentially economic grades and volumes of vanadium on the Green Giant Property, another exploration program was initiated on the Green Giant Project in the spring of 2009. The program (completed between April 23 and July 16, 2009) consisted of an extensive X-Ray Fluorescence analysis (XRF) soil sampling program coupled with mechanical trenching and scintillometer surveys over known areas of vanadium enrichment and new areas, defined by the soil XRF survey.

After reviewing the analytical results from the spring 2009 exploration program, an additional exploration program was carried out between September and December 2009. This exploration program involved mechanical trenching, diamond drilling with accompanying litholgical, structural and geotechnical logging, specific gravity determination, point load tests and metallurgical sampling. All work was carried out under a well-supervised Quality Assurance and Quality Control program.

The primary aim of the September to December 2009 drill program was to delineate reserves at the Jaky and Manga targets. A total of 8,931 meters (4509.2m in 30 drill holes at the Jaky target and 4422m in 24 drill holes at the Manga target) of diamond drilling was completed. Selected drill holes were oriented with point load test and orientation measurements recorded.

Composited Vanadium Mineralization in 2009 Drill Holes

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
J-01		1.50	25.50	0.65	24.00
J-01		25.5	28.10	0.45	2.60
J-01		28.10	37.50	0.17	9.40
J-01		37.50	42.00	0.40	4.50
J-01		42.00	60.00	0.20	18.00
J-01		60.00	90.00	0.75	30.00
J-01		90.00	97.50	0.36	7.50
J-01		97.50	103.50	0.16	6.00
J-01		111.00	126.00	0.17	15.00
J-01		132.00	136.50	0.32	4.50
J-02		1.80	17.00	0.46	15.20
J-02		17.00	24.50	1.06	7.50
J-02		24.50	38.00	0.37	13.50
J-02		38.00	51.50	0.96	13.50
J-02		51.50	68.00	0.20	16.50
J-02		68.00	69.50	0.64	1.50
J-02		69.50	77.00	0.28	7.50
J-02		86.00	89.00	0.36	3.00
J-03		1.50	22.50	0.57	21.00
J-03	incl.	1.50	9.00	0.65	7.50
J-03	incl.	9.00	16.50	0.44	7.50

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
J-03	incl.	16.50	22.50	0.65	6.00
J-03		22.50	42.00	0.27	19.50
J-03		42.00	78.00	1.00	36.00
J-03		78.00	93.00	0.15	15.00
J-03		93.00	99.00	0.53	6.00
J-03		99.00	102.00	0.20	3.00
J-04		9.00	23.90	0.22	14.90
J-04		23.90	39.10	0.59	15.20
J-04	incl.	27.00	30.50	0.80	3.50
J-04		39.10	76.50	0.24	37.40
J-04		76.50	85.50	0.57	9.00
J-04		85.50	94.50	0.14	9.00
J-04		94.50	103.50	0.41	9.00
J-04		103.50	109.50	0.19	6.00
J-04		119.50	150.00	0.15	30.50
J-04		150.00	153.00	0.82	3.00
J-04		153.00	168.00	0.19	15.00
J-04		196.50	204.00	0.29	7.50
J-04		214.50	219.00	0.40	4.50
J-05		1.50	9.00	0.83	7.50
J-05		9.00	39.00	0.30	30.00
J-05		39.00	75.00	0.79	36.00
J-05	incl.	39.00	45.00	0.91	6.00
J-05	incl.	45.00	55.50	0.70	10.50
J-05	incl.	55.50	73.50	0.89	18.00
J-05	incl.	73.50	75.00	0.50	1.50
J-05		75.00	91.50	0.14	16.50
J-05		91.50	97.50	0.52	6.00
J-05		97.50	115.00	0.17	17.50
J-06		0.00	7.50	0.44	7.50
J-06		7.50	19.50	1.36	12.00
J-06		19.50	33.70	0.45	14.20
J-06		33.70	46.70	0.94	13.00

DDH ID	From (m)	To (m)	V2O5 (%)	Interval (m)
J-06	46.70	84.00	0.23	37.30
J-07	14.00	170.00	0.18	156.00
J-07	212.00	218.00	0.31	6.00
J-07	231.50	237.50	0.30	6.00
J-08	2.00	8.00	0.41	6.00
J-08	8.00	45.00	0.25	37.00
J-08	45.00	56.00	0.49	11.00
J-08	56.00	68.00	0.82	12.00
J-08	68.00	77.00	0.52	9.00
J-08	77.00	86.50	0.17	9.50
J-09	1.50	6.00	0.27	4.50
J-09	6.00	49.50	1.00	43.50
J-09	49.50	52.50	0.55	3.00
J-09	52.50	66.00	0.14	13.50
J-09	66.00	72.00	0.48	6.00
J-09	72.00	93.00	0.17	21.00
J-10	2.00	5.00	0.36	3.00
J-10	5.00	18.50	0.81	13.50
J-10	18.50	26.00	0.44	7.50
J-10	26.00	47.00	0.26	21.00
J-10	47.00	77.00	0.79	30.00
J-10	77.00	81.50	0.36	4.50
J-10	81.50	89.00	0.17	7.50
J-10	101.00	105.50	0.16	4.50
J-10	105.50	108.50	0.53	3.00
J-10	108.50	120.50	0.15	12.00
J-10	120.50	126.50	0.41	6.00
J-11	126.50	138.50	0.16	12.00
J-11	138.50	141.50	0.57	3.00
J-11	141.50	153.50	0.17	12.00
J-12	0.50	31.50	0.22	31.00
J-12	31.50	45.00	0.41	13.50
J-12	45.00	54.00	0.73	9.00

DDH ID	From (m)	To (m)	V2O5 (%)	Interval (m)
J-12	54.00	66.00	0.30	12.00
J-12	66.00	94.50	0.14	28.50
J-12	106.50	109.50	0.51	3.00
J-13	1.60	16.50	0.71	14.90
J-13	16.50	37.50	0.97	21.00
J-13	37.50	57.00	0.20	19.50
J-13	57.00	63.00	0.45	6.00
J-13	63.00	85.50	0.16	22.50
J-14	40.50	70.70	0.17	30.20
J-14	79.50	97.50	0.10	18.00
J-14	120.00	153.00	0.22	33.00
J-14	153.00	156.00	0.62	3.00
J-14	156.00	159.00	0.29	3.00
J-14	159.00	169.50	0.15	10.50
J-15	0.20	3.00	0.35	2.80
J-15	3.00	69.00	0.17	66.00
J-15	87.00	115.50	0.16	28.50
J-15	115.50	118.50	0.60	3.00
J-16	0.00	14.00	0.45	14.00
J-16	14.00	30.50	0.83	16.50
J-16	30.50	38.00	0.48	7.50
J-16	38.00	45.50	0.20	7.50
J-16	51.50	56.00	0.12	4.50
J-16	56.00	60.50	0.49	4.50
J-16	60.50	63.50	0.18	3.00
J-17	2.00	6.50	0.19	4.50
J-17	6.50	11.00	0.42	4.50
J-17	11.00	23.00	0.93	12.00
J-17	23.00	39.50	0.19	16.50
J-17	39.50	45.50	0.48	6.00
J-17	45.50	62.00	0.16	16.50
J-18	1.50	6.50	0.37	5.00
J-18	6.50	20.00	0.21	13.50

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
J-18		20.00	24.50	0.54	4.50
J-19		36.50	62.00	0.19	25.50
J-19		81.90	86.00	0.34	4.10
J-19		86.00	113.00	0.13	27.00
J-19		113.00	117.50	0.62	4.50
J-20		0.50	8.00	0.30	7.50
J-20		8.00	27.50	0.50	19.50
J-20		27.50	42.50	0.23	15.00
J-20		50.00	53.00	0.13	3.00
J-20		53.00	57.50	0.48	4.50
J-20		57.50	78.50	0.16	21.00
J-21		6.5	11.00	0.32	4.50
J-21		11.00	26.00	0.73	15.00
J-21		26.00	39.50	0.18	13.50
J-21		39.50	44.00	0.5	4.50
J-21		44.00	59.00	0.16	15.00
J-22		117.50	153.50	0.31	36.00
J-22	incl.	141.50	146.00	0.54	4.50
J-22		153.50	164.00	0.66	10.50
J-22		164.00	170.00	0.12	6.00
J-22		170.00	174.50	0.42	4.50
J-23		2	42.50	0.15	40.50
J-23		93.5	113.00	0.16	19.50
J-23		113.00	117.50	0.54	4.50
J-23		117.50	121.80	0.21	4.30
J-24		0.7	3.5	0.22	2.80
J-24		3.5	14	0.34	10.50
J-24		14	27.5	0.21	13.50
J-24		38	41	0.17	3.00
J-24		41	47	0.54	6.00
J-24		47	69.5	0.16	22.50
J-25		2	12.5	0.33	10.50
J-25		23	33.5	0.23	10.50

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
J-26		27.50	41.00	0.35	13.50
J-26		41.00	53.00	0.74	12.00
J-26		53.00	59.00	0.41	6.00
J-26		59.00	90.50	0.18	31.50
J-26		90.50	117.50	0.40	27.00
J-26		117.50	122.00	0.16	4.50
J-26		134.00	162.50	0.15	28.50
J-26		162.50	168.50	0.51	6.00
J-27		125.00	138.50	0.24	13.50
J-27		138.50	162.50	0.53	24.00
J-27	incl.	138.50	144.50	0.63	6.00
J-27	incl.	144.50	150.50	0.32	6.00
J-27	incl.	150.50	159.50	0.65	9.00
J-27	incl.	159.50	162.50	0.42	3.00
J-27		162.50	170.00	0.17	7.50
J-27		170.00	176.25	0.32	6.25
J-27		176.25	186.50	0.19	10.25
J-27	incl.	183.50	186.50	0.42	3.00
J-MET-01		2.50	5.50	0.43	3.00
J-MET-01		5.50	59.50	1.12	54.00
J-MET-01		59.50	64.00	0.51	4.50
J-MET-01		64.00	74.50	0.18	10.50
J-MET-02		2.50	10.00	1.11	7.50
J-MET-02		10.00	16.00	0.51	6.00
J-MET-02		16.00	23.50	0.18	7.50
J-MET-02		23.50	41.50	0.70	18.00
J-MET-02		41.50	64.00	0.22	22.50
J-MET-02		76.00	83.50	0.36	7.50
J-MET-02		83.50	121.00	0.17	37.50
J-MET-02		121.00	124.00	0.93	3.00
J-MET-02		124.00	133.00	0.26	9.00
J-MET-03		1.50	27.00	0.45	25.50
J-MET-03		27.00	78.00	0.80	51.00

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
J-MET-03		78.00	88.50	0.46	10.50
J-MET-03		88.50	96.00	0.17	7.50
M-11		7.00	38.00	0.22	31.00
M-11		38.00	57.50	0.58	19.50
M-12		3.50	20.00	0.47	16.50
M-12	incl.	3.50	9.50	0.64	6.00
M-12	incl.	9.50	20.00	0.37	10.50
M-13		123.00	132.50	0.18	9.50
M-13		132.50	144.00	0.40	11.50
M-13		144.00	153.00	0.17	9.00
M-13		153.00	156.00	0.57	3.00
M-13		156.00	166.50	0.81	10.50
M-13		166.50	175.50	0.36	9.00
M-14		1.50	4.50	0.27	3.00
M-14		4.50	21.00	0.70	16.50
M-14		21.00	30.00	0.33	9.00
M-14		30.00	100.50	0.74	70.50
M-14	incl.	30.00	39.00	0.54	9.00
M-14	incl.	39.00	49.50	0.82	10.50
M-14	incl.	49.50	55.50	0.59	6.00
M-14	incl.	55.50	66.00	0.71	10.50
M-14	incl.	66.00	100.50	0.79	34.50
M-14		100.50	112.50	0.30	12.00
M-15		3.50	26.00	0.72	22.50
M-15	incl.	3.50	12.00	0.60	8.50
M-15	incl.	12.00	26.00	0.81	14.00
M-15		26.00	47.00	0.38	21.00
M-16		66.5	74.7	0.18	8.20
M-16		74.7	81.5	0.64	6.80
M-16		81.5	89	0.33	7.50
M-16		89.00	180.50	0.80	91.50
M-16		180.50	191.00	0.29	10.50
M-17		3.40	12.50	0.20	9.10

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
M-17		12.50	29.00	0.45	16.50
M-17		29.00	113.00	0.97	84.00
M-17	incl.	29.00	44.00	0.77	15.00
M-17	incl.	44.00	113.00	1.01	69.00
M-17	incl.	102.50	111.50	1.45	9.00
M-17		113.00	121.10	0.18	8.10
M-17		121.10	126.50	0.36	5.40
M-18		4.10	41.00	0.71	36.90
M-18	incl.	4.10	15.50	0.67	11.40
M-18	incl.	15.50	32.00	0.81	16.50
M-18	incl.	32.00	41.00	0.59	9.00
M-18		41.00	57.50	0.41	16.50
M-18	incl.	44.00	57.50	0.45	13.50
M-18		57.00	77.00	0.13	20.00
M-19		60.50	69.50	0.36	9.00
M-19		69.50	156.50	0.94	87.00
M-19	incl.	134.00	156.50	1.23	22.50
M-19		156.50	174.50	0.33	18.00
M-19		156.50	174.50	0.33	18.00
M-20		5.00	90.50	0.98	85.50
M-20	incl.	5.00	30.50	0.65	25.50
M-20	incl.	30.50	42.50	0.42	12.00
M-20	incl.	42.50	75.50	1.55	33.00
M-20	incl.	75.50	83.00	0.33	7.50
M-20	incl.	83.00	90.50	0.97	7.50
M-20		90.50	105.50	0.36	15.00
M-21		3.50	18.50	0.42	15.00
M-21		18.50	36.50	0.26	18.00
M-22		68.00	69.50	0.17	1.50
M-22		69.50	153.50	0.84	84.00
M-22	incl.	69.50	95.00	0.85	25.50
M-22	incl.	83.00	92.00	1.10	9.00
M-22	incl.	95.00	108.50	0.34	13.50

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
M-22	incl.	108.50	126.50	1.41	18.00
M-22	incl.	126.50	134.00	0.46	7.50
M-22	incl.	134.00	143.00	1.17	9.00
M-22	incl.	143.00	153.50	0.52	10.50
M-22		153.50	164.00	0.34	10.50
M-22		164.00	168.50	0.14	4.50
M-23		1.70	8.00	0.34	6.30
M-23		8.00	30.50	0.73	22.50
M-23		30.50	38.00	0.30	7.50
M-23		38.00	68.70	0.45	30.70
M-23		68.70	77.00	0.95	8.30
M-23		77.00	95.00	0.40	18.00
M-24		12.50	35.00	0.31	22.50
M-25		108.50	111.50	0.33	3.00
M-25		111.50	123.50	0.80	12.00
M-25		123.50	137.00	0.61	13.50
M-26		48.50	77.00	0.82	28.50
M-26	incl.	48.50	54.30	0.54	5.80
M-26	incl.	54.30	74.00	0.94	19.70
M-26	incl.	74.00	77.00	0.55	3.00
M-26		77.00	110.00	0.33	33.00
M-26		110.00	114.50	0.68	4.50
M-26		114.50	132.50	0.30	18.00
M-27		2.00	14.00	0.70	12.00
M-27		14.00	35.00	0.35	21.00
M-37		132.50	233.00	0.86	100.50
M-37	incl.	132.50	141.50	0.60	9.00
M-37	incl.	141.50	159.50	0.90	18.00
M-37	incl.	159.50	164.00	0.58	4.50
M-37	incl.	164.00	219.50	0.98	55.50
M-37	incl.	192.50	215.00	1.11	22.50
M-37	incl.	219.50	224.00	0.46	4.50
M-37	incl.	224.00	227.00	1.04	3.00

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
M-37	incl.	227.00	233.00	0.46	6.00
M-38		198.50	215.00	0.19	16.50
M-38		215.00	237.50	0.85	22.50
M-38		237.50	245.00	0.26	7.50
M-39		132.50	135.50	0.15	3.00
M-39		135.50	141.50	0.56	6.00
M-39		141.50	147.50	0.29	6.00
M-39		200.00	208.80	0.17	8.80
M-39		208.50	212.00	0.37	3.50
M-39		212.00	215.00	0.68	3.00
M-39		215.00	224.00	0.40	9.00
M-39		224.00	229.50	0.09	5.50
M-39		229.50	249.50	0.79	20.00
M-39	incl.	229.50	233.00	0.62	3.50
M-39	incl.	233.00	249.50	0.84	16.50
M-39	incl.	233.00	237.50	0.99	4.50
M-39	incl.	237.50	240.50	0.42	3.00
M-39	incl.	240.50	249.50	0.90	9.00
M-39		249.50	258.50	0.28	9.00
M-40		215.00	218.00	0.83	3.00
M-40		218.00	224.00	0.35	6.00
M-41		104.00	117.50	0.27	13.50
M-41		117.50	212.00	0.87	94.50
M-41	incl.	153.50	161.00	1.06	7.50
M-41	incl.	188.00	210.00	1.05	22.00
M-41		212.00	216.50	0.41	4.50
M-41		216.50	219.50	0.98	3.00
M-41		219.50	224.00	0.41	4.50
M-42		182.00	190.00	0.38	8.00
M-42		195.50	206.00	0.23	10.50
M-42		206.00	291.50	0.71	85.50
M-42		291.50	294.50	0.30	3.00

Composited Vanadium Mineralization in 2010 Drill Holes

Drill hole results from the exploration program completed through July 2010 are as follows:

Summary of drill hole assays for 2010 drill program:

INTERVAL					INCLUDING
Hole ID	V205 Grade	From (m)	To (m)	Interval (m)	V205	From (m)	To (m)	Interval (m)
K-01	0.559	92	95	3	-	-	-	-
K-01	0.523	99.5	113	13.5	-	-	-	-
K-01	0.59	140	155	15	0.647	143	152	9
K-02	0.522	180.5	204.5	24	0.645	185	192.5	7.5
K-03	0.616	93.5	135.56	42.06	-	-	-	-
K-03	0.628	138.5	150.5	12	0.74	140	144.5	4.5
K-04	0.514	141.5	189.5	48	0.612	149	159.77	10.77
K-04	-	-	-	-	0.683	164.18	167	2.82
K-05	0.588	45.5	104	58.5	0.61	48.5	89	40.5
K-06	0.577	108.5	139.75	31.25	0.611	113	134	21
K-06	0.519	189.52	194	4.48	-	-	-	-
K-07	0.58	161	258.5	97.5	0.714	174.5	213.5	39
K-08	0.527	92.26	100.5	8.24	-	-	-	-
K-09	0.555	132.5	230	97.5	0.606	144.5	195.5	51
K-09	-	-	-	-	0.643	203	230	27
K-13	0.562	125	181.47	56.47	0.606	135.5	181.47	45.97
M-05	0.572	50	90.5	40.5	0.705	51.5	62	10.5
M-05	-	-	-	-	0.661	78.5	90.5	12
M-44	0.686	75.5	87.5	12	0.974	80	83	3
M-48	0.692	50	62	12	0.864	51.5	59	7.5
M-49	0.734	192.5	200	7.5	1.036	194	197	3
M-53	0.711	71	86	15	0.946	72.5	80	7.5
M-53	0.616	99.5	102.5	3	-	-	-	-
M-54	0.528	134	147.5	13.5	0.749	134	137	3
M-55	0.602	102.5	108.5	6	0.88	104	107	3
M-55	0.548	116	137	21	-	-	-	-
M-55	0.521	147.5	155	7.5	-	-	-	-
M-56	0.726	163.5	178.5	15	0.801	168	177	9
M-56	0.711	180	244.5	64.5	0.983	223.5	234	10.5
M-57	0.621	24.5	63.5	39	0.948	44	48.5	4.5
M-58	0.783	161	185	24	0.945	171.5	180.5	9

INTERVAL					INCLUDING
Hole ID	V205 Grade	From (m)	To (m)	Interval (m)	V205	From (m)	To (m)	Interval (m)
M-59	0.844	81.5	102.5	21	0.981	90.5	101	10.5
M-60	0.751	210.5	219.5	9	-	-	-	-
M-60	0.773	231.5	236	4.5	-	-	-	-
M-62	0.706	51.5	84.5	33	0.991	65	69.5	4.5
M-62	-	-	-	-	1.057	80	83	3
M-65	0.736	50	60.5	10.5	-	-	-	-
M-65	0.531	101	108.5	7.5	-	-	-	-
M-71	0.725	188	273.5	85.5	0.923	192.5	198.5	6
M-71	-	-	-	-	1.2	221	234.5	13.5
M-71	-	-	-	-	0.922	245.64	260	14.36
M-72	0.594	53	66.5	13.5	0.838	54.5	59	4.5
M-73	0.611	51.5	63.5	12	0.714	53	60.5	7.5
M-74	0.667	51.5	66.5	15	0.874	53	60.5	7.5
M-74	0.505	95	101	6	-	-	-	-
M-75	0.516	30.17	33.5	3.33	-	-	-	-
M-75	0.618	45.5	77	31.5	0.922	54.5	66.5	12
M-76	0.53	54.5	69.5	15	-	-	-	-
M-82	0.533	119	126.5	7.5	-	-	-	-
M-83	0.66	45.5	71	25.5	1.073	56	63.5	7.5
M-84	0.564	149.75	162.5	12.75	-	-	-	-
M-85	0.609	96.5	108.5	12	-	-	-	-
M-85	0.657	113	131	18	0.859	122	126.5	4.5
M-86	0.65	155	191	36	-	-	-	-
M-87	0.749	185	283.5	98.5	0.801	195.5	270.5	75
M-88	0.64	206	249.5	43.5	0.731	221	245	24
M-88	0.608	266	276.5	10.5	-	-	-	-
M-88	0.688	284	306.5	22.5	0.823	297.5	305	7.5
M-89	0.846	240.4	312.5	72.1	0.912	252.5	294.5	42
M-89	-	-	-	-	1.043	306.5	311	4.5
M-91a	0.875	243.5	303.5	60	0.939	282.5	303.5	21
MM-01	0.911	2.5	156.5	154	1.166	71	155	84
MM-01	-	-	-	-	1.343	74	86	12
MM-01	-	-	-	-	1.327	102.5	126.5	24

All drill core assays have been received, and PEG Mining Consultants Inc. was retained to undertake a resource calculation for the Manga and Jaky Zones.

Metallurgy

Generally, the following observations can be made on the property, based on certain metallurgical testing:

•

High free acid levels of 100 g/L H2SO4 led to higher V extraction in both samples than the test performed under 20 g/L H2SO4 conditions.

•

The tests performed with 100 g/L FA concentrations seem to continue leaching at 24 hrs (based on increasing extraction and decreasing residue assays.

•

Overall extraction of vanadium from the silicate sample is higher (78.2%) than from the oxide sample (69.9%).

•

Despite the higher extraction of vanadium from the silicate samples, acid consumption (using the 100 g/L series of tests) is generally lower with the silicate sample (179 kg/t) than with the oxide sample (250 kg/t). This can be attributed to higher co-extraction of acid consuming elements such as aluminum, magnesium and manganese.

•

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

Future Programs

The property merits an exploration program consisting of exploratory and infill diamond drilling over vanadium-bearing zones identified by diamond drilling and trenching completed in 2008, 2009 and 2010. The goal of the program is to establish a NI 43-101 compliant vanadium resource in the Jaky, Manga and Mainty Zones at a minimum, and to continue exploration on other less well-developed target areas mainly the Fondrana and Maitso Zones. A 2,000 meter, 12-hole drill program will employ one Boart Longyear diamond drill to verify additional mineralized zones previously confirmed through trenching and/or prospecting.

The Company’s National Instrument 43-101 compliant resource estimate confirmed that a significant amount of vanadium has been discovered in two mineralized zones that account for a very small portion (1.35 kilometers) of the overall 18-kilometre trend of continuous vanadium mineralization.

The Manga zone has a high-grade core with vanadium values assaying as high as 1.2% V2O5 and is open along strike to the south and at depth. In just 500 meters of strike-length drilled to date, the Manga zone accounts for 77% of the total resource estimate.

To date, 131 diamond drill holes and 151 trenches, totaling 38,643 meters have been completed on the property. Assay results for the 2010 exploration program have been received, and the Company hopes to complete a NI 43-101 compliant preliminary economic assessment (scoping) study by the end of 2010.

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

The expected cost of the recommended program through December 31, 2010 is $1,000,000.

SAGAR PROPERTY

Property Description and Location

The Sagar Property comprises 219 blocks of claims in the Territory of Nunavik, Province of Québec, Canada.  The approximate center of exploration activity is circa 56°22’ N latitude and circa 68° 00’ W longitude.  Details on the individual claims are available on-line at the Government of Québec’s Ministère des Resources Naturelles et de la Faune GESTIM website at https://gestim.mines.gouv.qc.ca. This property can be accessed by air.

The area comprising these claims is approximately 6,580 hectares.  In this part of the Province of Québec, “map staking” predetermines claim outlines.  Previously the map-staking grid, producing some of the small parcels, superimposes upon staked claims. There are no carried environmental liabilities on the property. All surface work requires provincial government permits, including camp construction permits. These have been acquired.

Agreement

On May 4, 2006, Virginia Mines Inc. (“Virginia”) and the Company entered into a binding agreement whereby the Company was granted an option to acquire an undivided 75% participating interest in 200 claims constituting the Sagar Property located in the Labrador Trough in Northern Québec.  Under the terms of this agreement, the Company had the option to earn a 75% interest in the Sagar Property by issuing to Virginia 2,000,000 common shares and 2,000,000 common share purchase warrants of the Company, each warrant entitling Virginia to acquire one common share of the Company at a price of US$1.00 for a period of three years from the date of issue thereof, and by incurring total exploration expenditures of $2,000,000 on the Sagar Property by August 2008.  Furthermore, Virginia had the option, at any time, to sell its remaining 25% participating interest in the Sagar Property in consideration for the issue to it of 1,000,000 common shares and 1,000,000 common share purchase warrants of the Company.  The common share purchase warrants shall be exercisable at a price equal to the 20-trading day weighted average closing price preceding the selling date, and shall be valid for a period of two years from the date of issuance.  Upon the Company earning a 100% interest in the Sagar Property, Virginia shall retain a 1.5% royalty (net smelter returns).  In the event of a gold discovery on the Sagar Property with an NI 43-101 indicated resource of no less than 500,000 ounces, Virginia shall be entitled to exercise a back-in right to re-acquire a 51% interest in the Sagar Property by making a cash payment or issuing common shares equivalent to an amount equal to 250% of the expenditures incurred by the Company on the Sagar Property at such time.  Upon the exercise of such back-in right, Virginia would become the operator of the Sagar Property.

On June 2, 2006, we exercised our option to earn a 75% interest in the Sagar Property by issuing to Virginia 2,000,000 common shares and 2,000,000 common share purchase warrants of the Company, each warrant entitling Virginia to acquire one common share of the Company at a price of US$1.00 for a period of three years from the date of issue thereof, and by incurring total exploration expenditures of $2,000,000 on the Sagar Property by August 2008.

On February 19, 2007, Virginia exercised its option to sell its 25% remaining interest in the Sagar Property to the Company and in connection therewith, the Company issued to Virginia 1,000,000 common shares and 1,000,000 common share purchase warrants, with each such warrant being exercisable at a price of $1.24 for a period of two years from the date of issuance. As a result of this exercise, the Company now holds a 100% interest in the Sagar Property, subject to a royalty equal to 1% of net smelter returns on certain claims, 0.5% on net smelter returns on other claims owned by Pierre Poisson and Joanne Jones (the “P&J Royalty”) (see below), and a royalty in favor of Virginia equal to 1.5% of net smelter returns. Under the agreement with Virginia, the Company must incur aggregate exploration expenditures of at least $2,000,000 on the Sagar Property on or before August 31, 2008. As at June 30, 2010, the Company incurred an aggregate of $7,363,663 of exploration expenditures on the Sagar Property.

The agreement with Virginia is subject to a royalty agreement dated May 27, 1992 (as amended by agreements dated May 10, 1993 and November 3, 1993, collectively, the “Virginia Royalty Agreement”) between Virginia Gold Mines Inc. (predecessor to Virginia) and Pierre Poisson and Joanne Jones.  Pursuant to the Virginia Royalty Agreement, Virginia acquired a 100% interest in the Sagar Property, subject to the P&J Royalty.  Pursuant to the Virginia Royalty Agreement, Virginia had the right to buy back half of the 1% net smelter return royalty (0.5%) for $200,000, and half of the 0.5% net smelter return royalty (0.25%) for $100,000, such P&J Royalty repurchase rights are now held by the Company.

We are currently up to date with all obligations required to maintain the property in good standing.

FERDERBER CLAIMS

Property Description and Location

The Company acquired a 100% undivided right, title and interest in and to 19 mining claims (0036315, 0036316, 0036317, 0036318, 0036319, 0036320, 0036321, 0036322, 0036323, 0036324, 0036325, 0036326, 0036327, 0030649, 0030650, 0030640, 0030638, 0030612, 0030613) held by Mr. Peter Ferderber, covering an area of approximately 64 hectares located in the Central Labrador Trough Region of Québec, 13 of which are contiguous to the Company’s Sagar Property. This property can be accessed air.

In consideration of the Company receiving a 100% interest in these claims, subject to any net smelter return royalties, the Company paid CAD$6,000, and issued 150,000 common shares and a warrant exercisable for 75,000 common shares, exercisable at $1.00 per share for a three year period from date of issuance.

Underlying net Smelter Royalty (“NSR”)

Mr. Ferderber retains a 1% NSR on this property and agreed that the Company shall have a first right of refusal to purchase the 1% NSR should Mr. Ferderber, at his sole discretion, elect to sell the royalty.

We are currently up to date with all obligations required to maintain the property in good standing.

Sagar Property and Ferderber Claims Highlights

The following are key features of the Sagar Property:

The geological setting of the property is the northwest trending Romanet Horst within the Labrador Trough. The significant mineral potential of this geological setting is well demonstrated by the abundance and diversity of uranium-gold showings, which range from veins to breccia’s to shear zones. There is also locally significant sedimentary-hosted copper mineralization. The most spectacular mineralization found to date is the 500 x 200 meter Mistamisk boulder field which contains 150 boulders that range up to 640 g/t gold and 4.11% uranium, with 70 tested boulders averaging 64.9g/t gold and 1.3% uranium. The boulders discovered within the Mistamisk boulder field range in length from 0.30 to 2.0 meters. Previous work has not determined the bedrock source of this boulder field.

Copper mineralization has been defined in a number of locations, the most significant being the Dehli-Pacific showing, which has reported 4.2% copper over 7.6 meters within a drill hole that intersected a shear zone along a sediment-gabbro contact.

Sagar Property and Ferderber Claims Highlights

The following are key features of the Sagar Property:

The geological setting of the property is the northwest trending Romanet Horst within the Labrador Trough. The significant mineral potential of this geological setting is well demonstrated by the abundance and diversity of uranium-gold showings, which range from veins to breccia’s to shear zones. There is also locally significant sedimentary-hosted copper mineralization. The most spectacular mineralization found to date is the 500 x 200 meter Mistamisk boulder field which contains 150 boulders that range up to 640 g/t gold and 4.11% uranium, with 70 tested boulders averaging 64.9g/t gold and 1.3% uranium. The boulders discovered within the Mistamisk boulder field range in length from 0.30 - 2.0 meters. Prior work has not determined the bedrock source of this boulder field.

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

ITEM 1A. - RISK FACTORS

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. If any of the risks  described below, or elsewhere in this Annual Report on Form 10-K, or the Company’s other filings with the Securities and Exchange Commission (the "SEC"), were to occur, our financial condition and results of operations could suffer and the trading price of our common stock could decline. Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline.

The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception.  Since our inception to June 30, 2010, we had accumulated net losses of $47,119,497.  If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

We will be required to issue additional common shares if the registration statement is not declared effective by December 15, 2010.

On March 15, 2010, we completed the brokered and non-brokered offerings consisting of 21,666,667 units at US$0.30 per unit for gross proceeds of US$6,500,000. Each unit consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one common share at an exercise price of US$0.50 for a period beginning July 15, 2010 and ending May 5, 2013, subject to earlier expiration in certain events.

In connection with the brokered and non-brokered offerings, we agreed to use commercially reasonable best efforts to file a registration statement with the Securities and Exchange Commission and cause it to become effective as soon as practicable after the closing of the brokered and non-brokered offerings.  If the registration statement has not been declared effective on or before December 15, 2010, each holder of a common share comprising a unit issued in the brokered and non-brokered offerings will be entitled to be issued one-tenth of one common share beginning on December 15, 2010 and an additional one-tenth of one common share on every six month anniversary thereafter in which the registration statement has not been declared effective until December 15, 2011, such that the maximum number of common shares which may be issued pursuant to filing rights is equal to 30% of the common shares comprising the units issued in the brokered and non-brokered offerings.

Our common shares have been subject to penny stock regulation.

Our common shares have been subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than US$5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; issued by a registered investment company; excluded from the definition on the basis of price (at least US$5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission. If our common shares are deemed to be “penny stock”, trading in common shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may also limit a shareholder’s ability to buy and sell our common shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.

FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We may not have access to sufficient capital to pursue our business and therefore would be unable to achieve our planned future growth.

We intend to pursue a growth strategy that includes development of our company’s business plan. Currently we have limited capital, which is insufficient to pursue our plans for development and growth. Our ability to implement our exploration plans will depend primarily on our ability to obtain additional private or public equity or debt financing.  Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us.  Financing exploration plans through equity financing may have a dilutive effect on our common shares.  Our failure to obtain additional capital will have a material adverse effect on our business.

We do not intend to pay dividends.

We do not anticipate paying cash dividends on our common shares in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Because we are quoted on the OTCBB instead of a national securities exchange in the United States, our U.S. investors may have more difficulty selling their stock or experience negative volatility on the market price of our stock in the United States.

Our common shares are currently listed for trading in Canada on the TSX-V. In the United States, our common shares are currently quoted on the OTCBB. The OTCBB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national securities exchange in the United States, such as the New York Stock Exchange, the NASDAQ Stock Market or the NYSE Amex. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. U.S. investors in our common shares may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our common shares. Accordingly, our U.S. shareholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common shares improves. In addition our common shares are listed on the Frankfurt Exchange under the symbol YE5.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) could have a material adverse effect on our business and operating results.

If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common shares.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting. In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

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

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

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

Should we lose the services of our key executives, our financial condition and proposed expansion may be negatively impacted.

We depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. Specifically, we rely J.A. Kirk McKinnon, our Chief Executive Officer, Julie A. Lee Harrs, our President and Chief Operating Officer, and Richard E. Schler, our Vice-President and Chief Financial Officer.   We do not maintain key man life insurance on Julie A. Lee Harrs or Richard E. Schler.   Should we lose either or both of their services and we are unable to replace their services with equally competent and experienced personnel, our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

Minnesota law and our articles of incorporation protect our directors from certain types of lawsuits, which could make it difficult for us to recover damages from them in the event of a lawsuit.

Minnesota law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our articles of incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use its assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

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

If we confirm commercial concentrations of vanadium, uranium, gold or other minerals on our claims and interests, we can provide no assurance that we will be able to successfully bring those claims or interests into commercial production.

If our exploration programs are successful in confirming deposits of commercial tonnage and grade, we will require significant additional funds in order to place the claims and interests into commercial production. This may occur for a number of reasons, including because of regulatory or permitting difficulties, because we are unable to obtain any adequate funds or because we cannot obtain such funds on terms that we consider economically feasible.

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

As we undertake exploration of our claims and interests, we will be subject to the compliance of government regulation that may increase the anticipated time and cost of our exploration program.

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

Our operations are subject to strict environmental regulations, which result in added costs of operations and operational delays.

Our operations are subject to environmental regulations, which could result in additional costs and operational delays. All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in some countries and jurisdictions in a manner that may require stricter standards, and enforcement, increased fines and penalties for non-compliance, more stringer environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. There is no assurance that any future changes in environmental regulation will not negatively affect our projects.

We have no insurance for environmental problems.

Insurance against environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production, has not been available generally in the mining industry. We have no insurance coverage for most environmental risks. In the event of a problem, the payment of environmental liabilities and costs would reduce the funds available to us for future operations. If we are unable to fund fully the cost of remedying an environmental problem, we might be required to enter into an interim compliance measure pending completion of the required remedy.

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

Our performance may be subject to fluctuations in market prices of vanadium, uranium, gold and other minerals.

The profitability of a mineral exploration project could be significantly affected by changes in the market price of the relevant minerals. Recently, the market price of uranium has increased due in large measure to projections as to the number of new nuclear energy plants that will be constructed in China, the United States and other jurisdictions. With respect to the market prices of gold, mine production and the willingness of third parties such as central banks to sell or lease gold affects the supply of gold. Demand for gold can also be influenced by economic conditions, attractiveness as an investment vehicle and the relative strength of the U.S. dollar and local investment currencies.  A number of other factors affect the market prices for other minerals. The aggregate effect of the factors affecting the prices of various minerals is impossible to predict with accuracy. Fluctuations in mineral prices may adversely affect the value of any mineral discoveries made on the properties with which we are involved, which may in turn affect the market price and liquidity of our common shares and our ability to pursue and implement our business plan. In addition, the price of vanadium has in the past fluctuated significantly on a month-to-month and year-to-year basis.

Because from time to time we hold a significant portion of our cash reserves in Canadian dollars, we may experience losses due to foreign exchange translations.

From time to time we hold a significant portion of our cash reserves in Canadian dollars. Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in translation gains or losses in U.S. dollar terms. If there was to be a significant decline in the Canadian dollar versus the U.S. dollar, our U.S. dollar cash position would also significantly decline. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations. Such foreign exchange declines could cause us to experience losses.

Until we can validate otherwise, the properties described below have no known mineral reserves of any kind and we are planning programs that are exploratory in nature. Further details regarding the Company’s properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on the Company’s Sagar Property in Northern Québec can be found on the Company’s website at http://www.energizerresources.com or within the Company’s filings on Sedar at http://www.sedar.com. The comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on the Company’s Green Giant Property located in Madagascar has recently been filed within the Company’s filings on Sedar at http://www.sedar.com but such filing is not incorporated into this annual report.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. – DESCRIPTION OF PROPERTY

The Company’s executive offices are currently located at 520–141 Adelaide Street West, Toronto, Ontario, Canada M5H 3L5. These offices are leased on a month to month basis, and the Company’s monthly rental payments are  approximately CAD$3,500.

ITEM 3. - LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common shares, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. – REMOVED AND RESERVED

PART II

ITEM 5. - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of September 27, 2010, there were 110,511,024 common shares issued and outstanding and 45,509,667 common shares subject to outstanding options and warrants to purchase, or securities convertible into, our common shares. We have agreed to register 52,873,332 common shares for sale by the selling shareholders under a S-1 registration statement filed with SEC during July 2010.

Our common shares are quoted on the OTCBB under the symbol “ENZR”, the TSX-V under the symbol “EGZ” and the Frankfurt Stock Exchange under the symbol “YE5”. On July 15, 2010 the last reported sale price for our common shares on the OTCBB and TSX-V was US$0.21 and CAD$0.20 per share, respectively. The following table sets forth the high and low closing sale prices for one common share for the fiscal quarters indicated as reported on the OTCBB and TSX-V. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	OTCBB (US$)		TSX-V1 (CAD$)
Period	High	Low	High	Low
Fiscal year ended June 30, 2011
First quarter ended September 30, 2010 (through September 24, 2010)	$0.33	$0.18	$0.34	$0.19
Fiscal year ended June 30, 2010
First quarter ended September 30, 2009	$0.70	$0.14	N/A	N/A
Second quarter ended December 31, 2009	$0.68	$0.38	N/A	N/A
Third quarter ended March 31, 2010	$0.48	$0.28	N/A	N/A
Fourth quarter ended June 30, 2010	$0.56	$0.25	$0.42	$0.20
Fiscal year ended June 30, 2009
First quarter ended September 30, 2008	$0.15	$0.04	N/A	N/A
Second quarter ended December 31, 2008	$0.10	$0.02	N/A	N/A
Third quarter ended March 31, 2009	$0.12	$0.04	N/A	N/A
Fourth quarter ended June 30, 2009	$0.27	$0.05	N/A	N/A
Fiscal year ended June 30, 2008
First quarter ended September 30, 2007	$0.65	$0.29	N/A	N/A
Second quarter ended December 31, 2007	$0.44	$0.18	N/A	N/A
Third quarter ended March 31, 2008	$0.23	$0.12	N/A	N/A
Fourth quarter ended June 30, 2008	$0.17	$0.10	N/A	N/A

Holders

As of September 23, 2010, there were approximately 106 holders of record of common shares.

Dividends

We have never declared any cash dividends with respect to our common shares. Future payment of dividends is within the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common shares, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common shares.

1 Our common shares commenced trading on the TSX-V on May 5, 2010.

Equity Compensation Plan Information

The following table sets forth certain information as of June 30, 2010 for (i) all compensation plans previously approved by the Company's security holders and (ii) all compensation plans not previously approved by the Company's security holders.

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

On April 21, 2009, the Company re-priced the 7,630,000 outstanding stock options by amending the exercise price from between $0.55 to $0.85 per share to $0.15 per share.

All options reported above were issued under the Company's amended 2006 Stock Option Plan.

Recent Issuances of Unregistered Securities

All issuances of unregistered securities by the Company during the period from July 1, 2007 to June 30, 2008  were previously reported on the reports on Form 10-QSB, Form 10-Q and Form 8-K filed by the Company during that period. During the year ended June 30, 2010 and since January 1, 2009, the Company issued the following unregistered securities:

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

On June 24, 2009, the Company issued 750,000 common shares and 375,000 share purchase warrants valued at $131,924 to a director and to a special advisory member to the Board of Directors as incentive for their current and future services. The share purchase warrants issued are exercisable at $0.20 per share for a period of two years from the date of issuance.

Between June 15, 2009 and June 30, 2009, the Company closed a private placement comprising of 6,800,000 units for gross proceeds of $680,000.  Each unit consists of one common share and one-half share purchase warrant. Each warrant is exercisable at $0.20 per share for a period of two years from date of issuance.  In connection with the private placement, the Company paid 408,000 common shares and 408,000 broker warrants valued at $0.10 per unit as commission. Each broker warrant is exercisable at $0.10 per share for a period of 2 years from the date of issuance.  We offered and sold the securities in the 2009 Private Placement outside the United States in compliance with Rule 903 of Regulation S under the Securities Act. Each purchaser of securities in the 2009 Private Placement has represented to us that it is not a U.S. Person, and is not acquiring the securities for the account or benefit of a U.S. Person or person in the United States.

On August 17, 2009, the Company issued 2,250,000 common shares to directors, officers and consultants as compensation for services rendered at a fair value of $382,500. The shares were valued at an estimated fair market value of $0.17 per share based on the prevailing quoted market price on the date of issue.

On October 5, 2009 the Company issued 500,000 shares of common stock, valued at $340,000, and 250,000 share purchase warrants valued at $113,125 to a director.  The shares were valued at an estimated fair market value of $0.68 per share based on the prevailing quoted market price on the date of issue. The share purchase warrants issued are exercisable at $0.58 per share for a period of two years from date of issuance.  The warrants were valued using the Black-Scholes pricing model. The following assumptions were used: risk free interest rate – 2.25%; expected volatility – 172%; dividend yield – NIL; and expected life – 2 years.

On March 15, 2010, the Company closed a private placement of 21,666,667 units for gross proceeds of $6,500,000 (the “2010 Offering”).  Each unit consists of one common share and one common share purchase warrant.  Each warrant entitles the holder to purchase one common share at an exercise price of $0.50 for a period of three years following the later of March 15, 2010 and the date of listing on the TSX-V, which occurred on May 5, 2010 under the trading symbol EGZ.  The expiry of the warrants may be accelerated by the Company if the common shares trade at a price greater than $0.75 at any time after 9 months from March 15, 2010 for a period of 21 consecutive days on the OTC Bulletin Board ("OTCBB") or the TSX-V, provided that the Company has filed, and had declared effective, the Registration Statement (as defined below).

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

In the event that the common shares of the Company had not commenced trading on the TSX-V on or before June 15, 2010, each holder of a unit share would have been entitled to be issued one-tenth of one common share (each whole share a “Listing Rights Share”) on June 15, 2010 and an additional one-tenth of one Listing Rights Share on every six month anniversary thereafter in which the Company fails to complete the TSX-V Listing until June 15, 2012 such that the maximum number of Listing Rights Shares which may be issued pursuant to such rights is equal to 50% of the Unit Shares issued under the 2010 Offering.

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

As consideration for their services in connection with the brokered offerings, Clarus Securities Inc. and Byron Securities Limited (together, the “Agents”) were (i) paid a cash commission of 6% of the gross proceeds of the brokered offerings, (ii) issued 870,000 Class A broker warrants, and (iii) issued 870,000 Class B broker warrants. Each Class A broker warrant entitles the holder to acquire one common share at an exercise price of US$0.30 until March 15, 2012. Each Class B broker warrant entitles the holder to acquire one common share at an exercise price of US$0.50 at any time after a corresponding number of Class A broker warrants have been exercised by the particular Agent and on or before May 5, 2013. In addition, Clarus was issued 400,000 common shares and 400,000 Class C broker warrants as consideration for certain advisory services in connection with the brokered offerings. Each Class C broker warrant entitles the holder to acquire one common share at an exercise price of US$0.30 until March 15, 2013. During July 2010, the Company issued 500,000 common share purchase warrants to Clarus for services it provided in connection with the listing of our common shares on the TSX-V. Each such warrant entitles the holder to acquire one common share at an exercise price of US$0.20 until July 2, 2012.

We offered and sold the securities in the brokered and non-brokered offerings outside the United States in compliance with Rule 903 of Regulation S under the Securities Act. Each purchaser of such securities has represented to us that it is not a “U.S. person”, as defined under Regulation S (a “U.S. Person”), and is not acquiring the securities for the account or benefit of a U.S. Person or person in the United States.

ITEM 6. – SELECTED FINANCIAL DATA

Omitted.  Refer to the financial statements included within this report.

ITEM 7. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein.  Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-K for the years ended June 30, 2010 and June 30, 2009, as well as the “Business” and “Risk Factors” sections of this Annual Report on Form 10-K.  The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

- the market price for vanadium, gold and uranium;

- the results of our proposed exploration programs on our mineral properties; and

- our ability to find joint venture partners for the development of our property interests.

Any future equity financing will cause existing shareholders to experience dilution of their interest in our company. In the event we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource sector. Any business opportunity would require our management to perform diligence on possible acquisition of additional resource properties. Such due diligence would likely include purchase investigation costs such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits. It is anticipated that such costs will not be sufficient to acquire any resource property and additional funds will be required to close any possible acquisition.

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

Plan of Operation

Our plan of operations for the period until the end of the calendar year ending December 31, 2010 (to the end of the Company’s second quarter 2011) is to complete the following objectives within the time periods specified, subject to our obtaining the necessary funding and/or permits for continued exploration of the mineral properties. The following table, although subject to revision and although assurances can be provided that the objectives will be reached, summarizes the anticipated exploration expenditures on our current properties for the period until December 31, 2010.

Estimated Exploration Budget

Our plan is to incur approximately $1,000,000 on exploration up to December 31, 2010 and approximately $20,00 on other projects

Future Programs

The property merits an ambitious exploration program consisting of exploratory and infill diamond drilling over vanadium-bearing zones identified by diamond drilling and trenching completed in 2008 and 2009. The goal of the program is to establish a compliant vanadium resource in the Jaky, Manga and Mainty Zones at a minimum, and to continue exploration on other less well-developed target areas mainly the Fondrana and Maitso Zones. A 7,000 meter, 35-hole drill program will employ two Boart Longyear diamond drills and will include a number of step-out drill holes along the main vanadium trend to verify additional mineralized zones previously confirmed through trenching.

Our National Instrument 43-101 compliant resource estimate confirmed that a significant amount of vanadium has been discovered in two mineralized zones that account for a very small portion (1.35 kilometers) of the overall 21-kilometre trend of continuous vanadium mineralization.

The Manga zone has a high-grade core with vanadium values assaying as high as 1.2% V2O5 and is open along strike to the south and at depth. In just 500 meters of strike-length drilled to date, the Manga zone accounts for 77% of the total resource estimate.

To date, 131 diamond drill holes and 151 trenches, totaling 38,643 meters have been completed on the Green Giant Property.  Our management  expects, but cannot guarantee, to complete a NI 43-101 compliant preliminary economic assessment (scoping) study by the end of this fiscal year.

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

RESULTS OF OPERATIONS

We have had no operating revenues from inception on March 1, 2004 through to the period ended June 30, 2010. Our activities have been financed from the proceeds of share subscriptions.  From inception, on March 1, 2004, to June 30, 2010, we raised net aggregate proceeds of $24,285,694 from private offerings of our securities.

For the period from inception, March 1, 2004, to June 30, 2010, we incurred a loss before income taxes of $47,200,285.  Expenses included $24,084,241 in mineral property and exploration costs. These costs charged to operations were for the acquisition of the Madagascar properties, Sagar Properties in Canada and other abandoned properties.  This amount includes ancillary costs related to the mineral properties. We also incurred $2,449,499 in professional fees since inception.  In addition, since inception, we have recorded general and administrative expenses of $3,495,720; stock based compensation valued at $18,799,853, a foreign exchange translation gain of $745,427, donated services and expenses of $18,750 and total other income (including interest) of $948,714.

Management anticipates spending approximately $250,000 to $300,000 in ongoing general and administrative expenses per quarter for the next twelve months.  These general and administrative expenses are primarily costs relating to running the office and include things like marketing expenses, transfer agent fees, rent and other general office expenses.   However, the overall general and administration expenses will vary in direct proportion with the level of activity relating to future acquisitions and exploration programs.

Liquidity and Capital Resources

As at June 30, 2010, we had cash on hand of $2,505,480 and a working capital of $2,434,546.  Our business has been funded to date through the sale of our common shares.

From time to time we hold a significant portion of cash reserves in Canadian dollars. Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in both translation gains and losses in US dollar terms.  If there was to be a significant decline in the Canadian dollar versus the US Dollar the US dollar cash position would also significantly decline.  We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations.  Such foreign exchange declines could cause us to experience losses.

There are no assurances that we will be able to achieve further sales of common shares or any other form of additional financing. If our company is unable to achieve the financing necessary to continue the plan of operations, then we will not be able to continue our exploration and our venture will fail.

We expect to have sufficient working capital to fund our operations for the next two to three quarters.

Capital Financing

From inception to June 30, 2004, we raised $59,750 through the issuance of 9,585,000 common shares.

For the year ended June 30, 2005, we did not raise any new financing.

For the year ended June 30, 2006, we raised $795,250 through the issuance of 2,750,000 common shares and 2,265,000 common share purchase warrants.

For the year ended June 30, 2007, we raised $17,300,000 through the issuance of 34,600,000 common shares and 29,000,250 common share purchase warrants.

For the year ended June 30, 2008, we did not raise any new financing.

For the year ended June 30, 2009, we raised $680,000 through the issuance of 6,800,000 common shares and 3,400,000 common share purchase warrants.

For the year ended June 30, 2010, we raised $6,500,000 through the issuance of 21,666,667 common shares and 21,666,667 common share purchase warrants.

We anticipate that additional funding will be in the form of equity financing from the sale of our common shares. However, our company cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of common shares for additional phases of exploration. Our management believes that debt financing will not be an alternative for funding additional phases of exploration. We do not have any arrangements in place for any future equity financing.

Issuances of Securities

We have funded our business to date from sales of our common shares. On March 15, 2010, we completed brokered and non-brokered offerings consisting of 21,666,667 units at US$0.30 per unit for gross proceeds of US$6,500,000. We sold 14,500,000 units for gross proceeds of US$4,350,000 in the brokered offerings and 7,166,667 units for gross proceeds of $2,150,000 in the non-brokered offerings. Each unit consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one common share at an exercise price of US$0.50 for a period beginning July 15, 2010 and ending May 5, 2013. We may accelerate the expiry of the common share purchase warrants if our common shares trade at a closing price greater than US$0.75 per common share for 21 consecutive days on the OTCBB or TSX-V at any time after December 15, 2010, provided the registration statement has been declared and remains effective.

In connection with the brokered and non-brokered offerings, we agreed to use commercially reasonable best efforts to file a registration statement with the Securities and Exchange Commission and cause it to become effective as soon as practicable after the closing of the brokered and non-brokered offerings, and to cause the registration statement to remain effective until the earlier of: (i) the date on which all the common shares issued in the brokered and non-brokered offerings and all of the common shares acquirable upon the exercise of the common share purchase warrants issued in the brokered and non-brokered offerings have been sold pursuant to the registration statement or Rule 144 under the Securities Act of 1933; and (ii) the date on which all such common shares have ceased to be outstanding (whether as a result of the repurchase and cancellation, conversion or otherwise), provided that the selling shareholders furnish in writing to us all information within their possession or knowledge that we or our counsel may reasonably require in order to keep the registration statement continuously effective.

The units were issued together with listing rights and filing rights.  If our common shares had not commenced trading on the TSX-V on or before June 15, 2010, each holder of a common share comprising a unit issued in the brokered and non-brokered offerings would have been entitled to be issued one-tenth of one common share beginning on June 15, 2010 and an additional one-tenth common share pursuant to such listing right on every six month anniversary thereafter in which our common shares do not commence trading on the TSX-V until June 15, 2012, such that the maximum number of common shares which may be issued pursuant to the listing rights is equal to 50% of the common shares comprising the units issued in the brokered and non-brokered offerings. As our common shares commenced trading on the TSX-V on May 5, 2010, all listing rights have expired and no common shares will be issued pursuant to such listing rights. Accordingly, we are not seeking to register any common shares issuable pursuant to listing rights under the registration statement. If the registration statement has not been declared effective on or before December 15, 2010, each holder of a common share comprising a unit issued in the brokered and non-brokered offerings will be entitled to be issued one-tenth of one common share beginning on December 15, 2010 and an additional one-tenth of one common share pursuant to such filing right on every six month anniversary thereafter in which the registration statement has not been declared effective until December 15, 2011, such that the maximum number of common shares which may be issued pursuant to filing rights is equal to 30% of the common shares comprising the units issued in the brokered and non-brokered offerings.

In connection with the strategic investments by Dundee Corporation and Consolidated Thompson Iron Mines Limited, we granted Dundee and Consolidated Thompson with certain pre-emptive rights to participate in our future financings and the right to appoint one member to our board of directors. Dundee will have the right to participate for up to 20% of all future financings of the Company until March 15, 2012, provided it holds 10% of our issued and outstanding common shares. Upon the closing of the brokered offering, Dundee was granted the right to immediately appoint one member to the Company’s board of directors, and provided it holds 10% of our issued and outstanding common shares, Dundee will have the right to nominate one person to the list of director nominees forwarded by management of the Company for election at the annual shareholders meeting. Consolidated Thompson will have the right to participate for up to 7% of all future financings of the Company until March 15, 2012, provided it holds 5% of our issued and outstanding common shares. Upon the closing of the non-brokered offering, Consolidated Thompson was granted the right to immediately appoint one member to the Company’s board of directors, and provided it holds 5% of our issued and outstanding common shares, Consolidated Thompson will have the right to nominate one person to the list of director nominees forwarded by management of the Company for election at the annual shareholders meeting.

As consideration for their services in connection with the brokered offerings, Clarus Securities Inc. and Byron Securities Limited (together, the “Agents”) were (i) paid a cash commission of 6% of the gross proceeds of the brokered offerings, (ii) issued 870,000 Class A broker warrants, and (iii) issued 870,000 Class B broker warrants. Each Class A broker warrant entitles the holder to acquire one common share at an exercise price of US$0.30 until March 15, 2012. Each Class B broker warrant entitles the holder to acquire one common share at an exercise price of US$0.50 at any time after a corresponding number of Class A broker warrants have been exercised by the particular Agent and on or before May 5, 2013.  In addition, Clarus was issued 400,000 common shares and 400,000 Class C broker warrants as consideration for its services in connection with the brokered offerings. Each Class C broker warrant entitles the holder to acquire one common share at an exercise price of US$0.30 until March 15, 2013. We also agreed to pay the legal fees of Agents’ counsel incurred in connection with the brokered offerings and the preparation and review of the registration statement. In July 2010, we issued 500,000 common share purchase warrants to Clarus for services it provided in connection with the listing of our common shares on the TSX-V. Each such warrant entitles the holder to acquire one common share at an exercise price of US$0.20 until July 2, 2012.

A registration statement was filed to register an aggregate of 52,873,332 common shares of which (i) 22,066,667 common shares are currently outstanding, (ii) 24,306,667 common shares are acquirable upon the exercise of the common share purchase warrants and broker warrants issued in connection with the brokered and non-brokered offerings at the exercise prices and exercise periods described above and (iii) up to 6,499,998 common shares may be issued to the holders of common shares comprising the units issued in the brokered and non-brokered offerings in the event the registration statement is not declared effective by the dates specified above.

We offered and sold the securities in the brokered and non-brokered offerings outside the United States in compliance with Rule 903 of Regulation S under the Securities Act of 1933. Each purchaser of such securities has represented to us that it is not a “U.S. person”, as defined under Regulation S (a “U.S. Person”), and is not acquiring the securities for the account or benefit of a U.S. Person or person in the United States.

Between June 15, 2009 and June 30, 2009, the Company closed a private placement (the “2009 Private Placement”) comprised of 6,800,000 units for gross proceeds of $680,000. Each unit consists of one common share and one-half of one common share purchase warrant. Each warrant is exercisable at $0.20 per share for a period of two years from date of issuance (resulting in expiry dates between June 15, 2011 and June 30, 2011). In connection with the 2009 Private Placement, we paid an aggregate of 408,000 common shares and 408,000 broker warrants valued at $0.10 per unit as commission to Jacob Securities and Power One Capital. Jacob Securities received 273,000 common shares and 273,000 broker warrants, and Power One Capital received 135,000 common shares and 135,000 broker warrants. Each broker warrant is exercisable at $0.10 per share until June 30, 2011. We offered and sold the securities in the 2009 Private Placement outside the United States in compliance with Rule 903 of Regulation S under the Securities Act (“Regulation S”). Each purchaser of securities in the 2009 Private Placement has represented to the Company that it is not a “U.S. person”, as defined under Regulation S (a “U.S. Person”), and is not acquiring the securities for the account or benefit of a U.S. Person or person in the United States.

On January 27, 2009, we issued 2,500,000 common shares to directors, officers and consultants as compensation for services rendered at a fair value of $250,000. The shares were valued at an estimated fair market value of $0.10 per share based on the prevailing quoted market price on the date of issue. The shares were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933.

On April 21, 2009, we issued 1,600,000 common shares to directors, officers and consultants as compensation for services rendered at a fair value of $128,000. The shares were valued at an estimated fair market value of $0.08 per share based on the prevailing quoted market price on the date of issue. The shares were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, and Regulation S under the Securities Act of 1933.

On June 24, 2009, we issued 750,000 common shares and 375,000 common share purchase warrants valued at $131,924 to a new director and to a special advisory member to our board of directors as incentive bonus for their current and future services. The common share purchase warrants issued are exercisable at $0.20 for a period of two years from the date of issuance. The securities were issued in reliance on the exemption for sales of securities not involving a public offering as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act.

On August 17, 2009, we issued 2,250,000 common shares to directors, officers and consultants as 2009 Bonus Compensation Shares for their services to our company. The securities were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder, and Regulation S under the Securities Act of 1933. Subsequent to the issuance, we cancelled 250,000 common shares issued to a consultant.

On October 5, 2009, we issued 500,000 common shares and 250,000 common share purchase warrants valued at $113,125 to a director as incentive bonus compensation. The securities were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, and Regulation S under the Securities Act of 1933.

On November 13, 2007, the Company issued 561,388 common shares with respect to the exercise of 2,010,000 "cashless" warrants. The shares were issued in reliance on exemptions from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

On August 22, 2007, the Company entered into a joint venture agreement with Madagascar Minerals and Resources sarl ("Madagascar Minerals"), a company incorporated under the laws of Madagascar. The joint venture was established with the Company owning a 75% undivided interest and Madagascar Minerals the remaining 25% interest. The consideration paid to Madagascar Minerals to acquire the 75% stake in the joint venture consisted of a signing fee of $15,000, a payment of $750,000, and the issuance of 1,250,000 common shares and 500,000 share purchase warrants of the Company all within 30 days of the properties vesting in the joint venture. Each share purchase warrant is exercisable at $1.00 per share for a period of 2 years from the date of issuance. On December 10, 2007, the Company issued 1,250,000 common shares valued at $375,000 based on the prevailing quoted market price of $0.30 per share and 500,000 share purchase warrants valued at $60,560 using the Black-Scholes pricing formula. Accordingly the Company recognized an impairment loss of $1,200,560, as it has not yet been determined whether there are proven or probable reserves on the property. The securities were issued in reliance on exemptions from registration pursuant to Regulation S under the Securities Act of 1933.

On December 21, 2007, the Company issued 2,975,000 common shares to directors, officers and consultants   as compensation for services rendered at a fair value of $595,000.  The shares were valued at an estimated fair market value of $0.20 per share based on the prevailing quoted market price on the date of issue. The securities were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933.

We anticipate that additional funding will be in the form of equity financing from the sale of our common shares. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common shares for additional phases of exploration. We believe that debt financing will not be an alternative for funding additional phases of exploration. We do not have any arrangements in place for any future equity financing.

There are no assurances that we will be able to achieve further sales of our common shares or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration and our venture will fail.

Foreign exchange matters

From time to time we hold a significant portion of our cash reserves in Canadian dollars. Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in either translation gains or losses in US dollar terms. If there was to be a significant decline in the Canadian dollar versus the US Dollar our US dollar cash position would also significantly decline. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations. Such foreign exchange declines could cause us to experience losses.

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

Mineral Property Costs

The Company has been in the exploration stage since its inception on March 1, 2004, and has not yet realized any revenues from its mineral operations.  Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in ASC Topic-930,  "Whether Mineral Rights Are Tangible or Intangible Assets".  The Company assesses the carrying costs for impairment under ASC Topic-360, at each fiscal quarter end.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, will be capitalized.  Such costs will be amortized using the units of production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Financial Instruments

The fair value of cash and cash equivalents, amounts receivable, marketable securities and accounts payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The Company's exploration operations are in Canada and Madagascar, which result in exposure to market risks from changes in foreign currency rates.  Financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC Topic-830, "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the Statement of Operations.  Foreign currency transactions are primarily undertaken in Canadian dollars and Malagasy Aviary

Stock Based Compensation

The Company adopted the fair value recognition provisions of ASC Topic-718, using the modified retrospective transition method.  The Company had not issued any stock options or share based payments prior to January 1, 2006.  Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting ASC Topic-718.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Codification — Effective for interim and annual periods ending after September 15, 2009, the FASB has defined a new hierarchy for U.S. GAAP and established the FASB Accounting Standards Codification (ASC) as the sole source for authoritative guidance to be applied by nongovernmental entities. The adoption of the ASC changes the manner in which U.S. GAAP guidance is referenced, but it does not have any impact on the Company’s Balance Sheet or Statement of Operations.

Beginning July 1, 2008, the Company partially applied FAS 157 (ASC Topic–820) as allowed by FASB Staff Position ("FSP") 157-2, (ASC Topic–820-10) which delayed the effective date of ASC Topic–820 for nonfinancial assets and liabilities.  As of July 1, 2008 the Company has applied the provisions of ASC Topic–820 to its financial instruments and the impact was not material.  The Company adopted ASC Topic–820 to its non-financial assets and liabilities. The adoption did not have a material impact on the financial statements.

The Company primarily applies the market approach for recurring fair value measurements and utilizes the best available information.  Accordingly, the Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company is able to classify fair value balances based on the observability of those inputs.

ASC Topic–820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy defined by ASC Topic-820 are as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

Level 2 - Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.  Level 2 includes those financial instruments that are valued using models or other valuation methodologies.  These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.  Instruments in this category include non-exchange-traded derivatives such as over the counter forwards, options and repurchase agreements.

Level 3

- Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management's best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers' needs.  At each balance sheet date, the Company performs an analysis of all instruments subject to ASC Topic–820 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

As of June 30, 2010, all of marketable securities owned by the Company were level 1 within the fair value hierarchy.

The Company adopted ASC Topic-855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of the ASC Topic-855 on June 30, 2010 did not have a material impact in these financial statements.

No other accounting standards or interpretations issued recently are expected to a have a material impact on the Company's consolidated financial position, operations or cash flows.

ITEM 7.1. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the development and mining of our mining claim.

ITEM 8. - FINANCIAL STATEMENTS

The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included, as part of this Form 10-K immediately following the signature page.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. - CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Management’s report on internal control over financial reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment.  Based on this evaluation, we have concluded that, as of June 30, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as described below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls

This annual report does not include an attestation report of our independent registered public accounting firm over management’s assessment regarding internal control over financial controls due to a transition period established by rules of the SEC for non-accelerated filers.  Our principal executive officer and our principal financial officer, report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION

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

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age, and position of each executive officer and director the Company as at September 27, 2010.

Name	Age	Position
J.A. Kirk McKinnon	66	Chief Executive Officer, Chairman and Director
Julie A. Lee Harrs	44	President, Chief Operating Officer and Director
Richard E. Schler	57	Vice-President, Chief Financial Officer and Director
Craig Scherba	37	Vice President, Exploration and Director
John Sanderson	75	Vice Chairman and Director
V. Peter Harder	57	Director
Quentin Yarie	45	Director

Directors of the Company hold their offices until the next annual meeting of the Company’s shareholders and until their successors have been duly elected and qualified or until their earlier resignation, removal of office or death. Executive officers of the Company are elected by the board of directors to serve until their successors are elected and qualified. There are no family relationships between any director or executive officer of the Company.

J.A. Kirk McKinnon (Brampton, Canada)

Mr. McKinnon has served as the Company’s Chairman and Chief Executive Officer since October 1, 2009 and a director since April 2006. Mr. McKinnon has also served as the Company’s President and Chief Executive Officer from April 2006 to September 30, 2009. He brings over 25 years of senior management experience to the Company.  Mr. McKinnon is currently President and CEO of MacDonald Mines Exploration Ltd., Red Pine Exploration Inc.  and Honey Badger Exploration Inc., all of which are resource exploration companies trading on the TSX-V headquartered in Toronto, Canada. Previously, Mr. McKinnon held senior management positions with several high profile Canadian corporations, including Nestle Canada. Mr. McKinnon is well-versed in business management and he has been very successful in raising funds in the capital markets. Mr. McKinnon’s qualifications to serve as a director of the Company include his over 25 years of senior management experience.

Julie A. Lee Harrs LL.B (Toronto, Canada)

Ms. Lee Harrs was appointed President and Chief Operating Officer and a director of the Company effective September 29, 2009. Ms. Lee Harrs was Senior Vice President, General Counsel and Corporate Secretary of Sherritt International Corporation (TSX: S) from April 2006 to October 2008 and Associate General Counsel and Assistant Secretary of Inco Limited (now part of NYSE: VALE) from March 2000 through January 2005. Before joining these mining companies, Ms. Lee Harrs was a corporate lawyer with Blakes, a national law firm in Canada. Ms. Lee Harrs received her B.A. (Honours) in Economics from McGill University in Montreal, Canada and her LL.B. from the University of Ottawa in Ottawa, Canada. Ms. Lee Harrs’ qualifications to serve as a director of the Company include her many years of senior management and legal experience.

Richard E. Schler, MBA (Toronto, Canada)

Mr. Schler has served as the Company’s Vice President and Chief Financial Officer since October 1, 2009 and a director since April 2006. Mr. Schler was the Company’s Chief Operating Officer and Chief Financial Officer from February 2009 to September 30, 2009 and served as the Company’s Vice President and Chief Financial Officer from April 2006 to January 2009. He is also currently serving as Chief Operating Officer and Chief Financial Officer of MacDonald Mines Exploration Ltd., Red Pine Exploration Inc. and Honey Badger Exploration Inc., all of which are resource exploration companies trading on the TSX-V headquartered in Toronto, Canada. Before joining these companies, Mr. Schler held various senior management positions with noted corporations. He also has over 25 years of experience in the manufacturing sector. Mr. Schler is very experienced in financial management and business operations. Together with Mr. McKinnon, they have been very successful in raising funds in the capital markets. Mr. Schler’s qualifications to serve as a director of the Company include his many years of financial management and business operations experience.

John Sanderson Q.C. (Vancouver, Canada)

Mr. Sanderson has been Vice Chairman of the Board of Directors of the Company since October 1, 2009 and a director of the Company since January 2009. Mr. Sanderson was Chairman of the Board of Directors of the Company from January 2009 to September 2009. Mr. Sanderson is a mediator, arbitrator, consultant and lawyer called to the Bar in the Canadian Provinces of Ontario and British Columbia. Mr. Sanderson’s qualifications to serve as a director of the Company include his many years of legal and mediation experience in various industries.

V. Peter Harder, LL.D, M.A., B.A. (Hons) (Manotick, Canada)

Mr. Harder has served as a director of the Company since July 2, 2009. He is a Senior Policy Advisor to Fraser Milner Casgrain, LLP, a national law firm in Canada.  Prior to joining Fraser Milner Casgrain, LLP, Mr. Harder was a long-serving Deputy Minister in the Government of Canada. First appointed a Deputy Minister in 1991, he served as the most senior public servant in a number of federal departments including Treasury Board, Solicitor General, Citizenship and Immigration, Industry and Foreign Affairs and International Trade. At Foreign Affairs, Mr. Harder assumed the responsibilities of the Personal Representative of the Prime Minister to three G8 Summits (Sea Island, Gleneagles and St. Petersburg). Mr. Harder served as Co-Chair of the Canada China Strategic Working Group.

Mr. Harder is also a director of Power Financial Corporation (TSX: PWF), IGM Financial Corporation (TSX:IGM), ARISE Technologies (TSX:APV), Telesat Canada, KRIA Resources Inc., Pinetree Capital Limited (TSX:PNP), and Canada World Youth. Mr. Harder is also a member of a Board of Governors of the University of Ottawa, The United Church Foundation and other charitable organizations.

Mr. Harder was appointed a Trudeau Foundation Mentor for 2009-2010. He also serves as the Chair of the National Arts Centre’s Governance, Nominating, and Ethics Committee. In 2008, Peter was elected the President of the Canada China Business Council (CCBC). He also serves on the Board of Directors of the Canada Eurasia Russia Business Association (CERBA) and is a member of the International Institute for Strategic Studies (IISS).  Mr. Harder’s qualifications to serve as a director of the Company include his many years of experience as a director and senior policy advisor.

Craig Scherba, P.Geol. (Calgary, Canada)

Mr. Scherba was appointed Vice President, Exploration and a director of the Company effective January 1, 2010.  Mr. Scherba has been a professional geologist with Taiga Consultants Ltd. (“Taiga”), a mining exploration consulting company, since March 2003, and has been a managing partner of Taiga since January 2006. Mr. Scherba has been a geologist since 2000, and his expertise includes supervising large Canadian and international exploration. Mr. Scherba was an integral member of the exploration team that developed Nevsun Resources’ high grade gold, copper and zinc Bisha project in Eritrea. Mr. Scherba served as the Company's Country and Exploration Manager for the Green Giant Vanadium Project in Madagascar during its initial exploration stage. Mr. Scherba’s qualifications to serve as a director of the Company include his many years of senior management experience in the mining industry.

Quentin Yarie (Toronto, Canada)

Mr. Yarie has served as a director of the Company since 2008. Mr. Yarie is an experienced geophysicist and a successful entrepreneur.  He has over 20 years of experience in the mining and environmental/engineering sectors.  Mr. Yarie has project management and business development experience as he has held positions of increasing responsibility with a number of Canadian-based geophysical service providers. Since January 2010 Mr. Yarie has been a consultant and VP Exploration for MacDonald Mines Exploration Ltd (TSX-V: BMK), Red Pine Exploration Inc (TSX-V: RPX) and Honey Badger Exploration Inc (TSX-V:TUF). From October 2007 to December 2009, Mr. Yarie has been a business development officer with Geotech Ltd, a geo-physical airborne survey company. From September 2004 through October 2007, Mr. Yarie was a senior representative of sales and business development for Aeroquest Limited. From 1992-2001 Mr. Yarie was a partner of a specialized environmental and engineering consulting group where he managed a number of large projects including the ESA of the Sydney Tar Ponds, the closure of the Canadian Forces Bases in Germany and the Maritime and Northeast Pipeline project. Mr. Yarie’s qualifications to serve as a director of the Company include his several years of senior management experience in the mining industry.

Involvement in Certain Legal Proceedings

To the best of the Company’s  knowledge, during the past ten years, none of the following occurred with respect to a director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) being subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies or prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended June 30, 2010, beneficial owners and executives complied with Section 16(a) filing requirements applicable to them.

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

ITEM 11. - EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth certain summary information concerning the compensation paid or accrued during each of our last two completed fiscal years to our principal executive officer and two other most highly compensated executive officers who received compensation in excess of $100,000 for the fiscal year ended June 30, 2010 (collectively, the “Named Executive Officers”):

	Annual Compensation			Long Term Compensation
				Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation ($)
J.A. Kirk McKinnon, CEO and Director	2009	134,200	--	84,000 (1)	--	--	--	Nil
	2010	134,178 (5)		80,750 (3)				512,469 (7)

Richard E. Schler, Vice-President, CFO and Director	2009	124,275	--	70,000 (6)	--	--	--	Nil
	2010	129,953 (5)	--	76,500 (3)	--	--	--	488,218 (7)

Julie Lee Harrs, President, COO and Director (2)	2009	--	--	--	--	--	--	--
	2010	93,252 (6)	--	340,000 (4)	--	--	--	429,698 (7)

(1) Represented by shares valued at $0.08 - $0.10 per share based on  quoted market price issued to these individuals and/or to companies controlled by them.

(2) Ms. Julie Lee Harrs was retained as a consultant by the Company on September 1, 2009.

(3) Represented by shares valued at $0.17 per share based on quoted market price issued to these individuals and/or to companies controlled by them.

(4)  Represented by shares valued at $0.68 per share based on quoted market price.

(5) Represented by salary paid for fiscal year ended June 30, 2010.

(6) Represented by salary paid for 11 months to June 30, 2010.

(7) Represented by stock options valued between $0.29 to $0.46 per option, using the Black-Scholes option pricing model.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table provides information regarding the outstanding equity awards held by our Named Executive Officers as of June 30, 2010.

Name	Option Awards
	No. of Securities Underlying Unexercised Options Exercisable (#)	No. of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
J.A. Kirk McKinnon	280,000 425,000 720,000 975,000 225,000 125,000 1,150,000	--	0.15 0.15 0.15 0.15 0.352 0.572 0.395	July 28, 2011 Nov. 26, 2011 March 4, 2012 July 11, 2012 Sep 2, 2013 Oct 27,2013 May 11, 2014
Richard E. Schler	690,000 875,000 200,000 125,000 1,100,000	--	0.15 0.15 0.352 0.572 0.395	March 4, 2012 July 11, 2012 Sep 2, 2013 Oct 27, 2013 May 11, 2014
Julie Lee Harrs	125,000 1,100,000	--	0.572 0.395	Oct 27, 2013 May 11, 2014

Aggregated Option Exercises and Fiscal Year-End Option Values

On March 9, 2006, the Company filed a Form S-8 registration statement in connection with its newly adopted 2006 Stock Option Plan (the “2006 Plan”) allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares. On December 18, 2006, February 16, 2007, July 11, 2007 and September 29, 2009, the 2006 Plan was amended to increase the stock option pool by a total of 15,000,000 additional common shares. No stock options were granted for the year ended June 30, 2009. The Company granted 1,505,000 stock options during the nine months ended March 31, 2010 and granted a further 7,000,000 stock options on May 11, 2010 which will expire on May 11, 2014.

The following table summarizes the continuity of the Company’s stock options:

	Number of Shares	Weighted average exercise price ($)
Outstanding, June 30, 2007	4,935,000	0.63
Granted	4,020,000	0.50
Outstanding, June 30, 2008	8,955,000	0.63
Cancelled	(1,325,000)	0.66
Outstanding June 30, 2009	7,630,000	0.15
Granted	8,505,000	0.40
Exercised	(2,000,000)	0.15
Cancelled	(515,000)	0.42
Outstanding, June 30, 2010	13,620,000	0.30

Additional information regarding options outstanding as at June 30, 2010 is as follows:

Exercise price	Outstanding			Exercisable
	Number of shares	Weighted average remaining life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.15	365,000	1.08	$0.15	365,000	$0.15
$0.15	650,000	1.41	$0.15	650,000	$0.15
$0.15	1,920,000	1.68	$0.15	1,920,000	$0.15
$0.15	2,695,000	2.03	$0.15	2,695,000	$0.15
$0.35	750,000	3.18	$0.35	750,000	$0.35
$0.57	590,000	3.33	$0.57	590,000	$0.57
$0.40	6,650,000	3.87	$0.40	6,650,000	$0.40
Total/Average	13,620,000		$0.30	13,620,000	$0.30

On April 21, 2009, our Board of Directors unanimously approved the re-pricing of 7,630,000 stock options outstanding under our 2006 Stock Option Plan by amending the exercise prices ranging between $0.55 to $0.85 per share to $0.15 per share. The Company recorded stock-based compensation expense of $128,328 as a result of this modification. Our Board of Directors determined to make this adjustment to the exercise price of outstanding options so as to provide an incentive to holders of outstanding options to exercise those options, as well as to permit option-holders to participate in future increases in the Company’s value (as compared to the Company’s current value on a per share basis).

Long-Term Incentive Plan Awards Table

There are no Long-Term Incentive Plans in place at this time.

Pension Benefits Table

None.

Nonqualified Deferred Compensation Table

None.

All Other Compensation Table

None

Perquisites Table

None

Potential Payments Upon Termination Or Change In Control Table

None

Employment Agreements

Currently, the Company does not have an employment agreement or consulting agreement with Messrs. McKinnon and Schler and Ms. Lee Harrs, but the Company has agreed to pay them a monthly stipend.  Mr. McKinnon receives CAD$15,000 monthly, Mr. Schler receives CAD$14,000 monthly and Ms. Lee Harrs receives CAD$11,000 per month.  In consultation with legal counsel, the Company intends to execute consulting arrangements with all key personnel.

Compensation of Directors

Directors who are also Named Executive Officers or officers of the Company are remunerated for their services rendered as officers of the Company. Directors who are not also officers of the Company or do not otherwise provide services to the Company receive only stock based compensation in the form of common shares and stock options for their services as directors of the Company. Appended in the table below are compensation award to directors other than Named Executive Officers for the fiscal year ended June 30, 2010. The Company also reimburses our non-employee directors for expenses incurred in connection with their service on our Board of Directors. No additional amounts are payable to our directors for committee participation or special assignments. The compensation paid to directors who provide services to the Company in other capacities has been previously reported under “Summary Compensation”.

The following table summarizes compensation paid to or earned by our directors who are not Named Executive Officers for their service as directors of our company during the fiscal year ended June 30, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
John Sanderson, Director (1)	--	12,750	162,055	--	--	--	174,805
Quentin Yarie, Director (2)	--	17,000	196,341	--	--	--	213,341
Peter Harder, Director (3)	---	17,000	179,416	--	--	--	196,426
Craig Scherba, Director (4)	--	--	168,004	--	--	--	168,004

(1) John Sanderson was awarded 18,750 shares valued at $0.68 on December 31, 2009.  In addition Mr. Sanderson was awarded the following stock options of which the aggregate value attributed to them using the Black-Scholes option valuation method is noted in the table above:  50,000 stock options on September 2, 2009 at $0.35 per share, 25,000 stock options on December 9, 2009 at $0.57 per share, and 200,000 stock options on May 11, 2010 at $0.395 per share.

(2) Quentin Yarie was awarded 25,000 shares valued at $0.68 on December 31, 2009.  In addition Mr. Yarie was awarded the following stock options of which the aggregate value attributed to them using the Black-Scholes option valuation method is noted in the table above:  50,000 stock options on September 2, 2009 at $0.35 per share, 30,000 stock options on December 9, 2009 at $0.57 per share, and 250,000 stock options on May 11, 2010 at $0.395 per share.

(3) Peter Harder was awarded 25,000 shares valued at $0.68 on December 31, 2009.  In addition Mr. Harder was awarded the following stock options of which the aggregate value attributed to them using the Black-Scholes option valuation method is noted in the table above: 25,000 stock options on December 9, 2009 at $0.57 per share, and 200,000 stock options on May 11, 2010 at $0.395 per share.

(4) Craig Scherba was awarded the following stock options of which the aggregate value attributed to them using the Black-Scholes option valuation method is noted in the table above:  50,000 stock options on September 2, 2009 at $0.35 per share, 25,000 stock options on December 9, 2009 at $0.57 per share, and 200,000 stock options on May 11, 2010 at $0.395 per share. While Mr. Scherba does not receive any compensation from the Company other than the director compensation noted above, Mr. Scherba is a partner in Taiga Consultants Ltd., which earned certain fees from the Company in the fiscal year ended June 30, 2010 for consulting services provided to the Company.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFITICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common shares as of  September 27, 2010, by: (i) each person who is known by the Company to own beneficially more than 5% of our common shares; (ii) each director of the Company; (iii) each of the Named Executive Officers; and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose.  The Company believes that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

The “Number of Common Shares Beneficially Owned” in calculated based on total shares held plus warrants held (plus stock options entitled to exercise.  The aggregate of these items, which totals 156,020,691, will be used as the denominator for the percentage calculation below.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares Beneficially Owned(1)
Consolidated Thompson Iron Mines Limited 1155 University Street, Suite 508 Montréal, Québec H3B 2A7	13,333,334	8.55%
Pinetree Corporation 130 King Street, Suite 2500 Toronto, Ontario M5X 1A9	8,350,000	5.35%
Dundee Corporation 1 Adelaide Street East, Suite 2800 Toronto, Ontario M5C 2V9	20,000,000	12.82%
J.A. Kirk McKinnon Chairman, CEO & Director 46 Ferndale Cr Brampton, Ontario, Canada L6W 1E9(2)(10)	8,950,000	5.74%
Richard E. Schler Vice President, CFO & Director 80 Greybeaver Trail Toronto, Ontario, Canada M1C 4N5(3) (9)(10)	7,490,000	4.80%
Julie Lee Harrs President, COO & Director 22 York Valley Crescent Toronto, Ontario, Canada M2P 1A7(4)(10)	1,975,000	1.27%
John Sanderson, Director 1721 – 27th Street West Vancouver, BC Canada, V7H 4K9(5) (9)(10)	525,000	0.34%
Quentin Yarie, Director 520 – 141 Adelaide Street West Toronto, Ontario, Canada M5H 3L5(6) (9)(10)	655,000	0.42%
Peter Harder, Director 5538 Pattapiece Crescent Manotick, Ontario K4M 1C5(7)(10)	750,000	0.48%
Craig Scherba, Director 35 Royal Birch Point NW Calgary, Alberta T3G 5L5(8)(10)	250,000	0.16%
All directors and executive officers as a group (7 persons) (10)	20,595,000	13.20%

(1) Denominator used for calculation is 156,020,691.  Based on total issued and outstanding common shares of 110,511,024 plus warrants outstanding of 31,889,667 plus stock options outstanding of 13,620,000 as of September 27, 2010.

 (2) Includes 1,000,000 warrants and 3,7,00,000 common shares held in “Badger Resources Inc.”, a related company. These warrants are exercisable until April 26, 2013 at a price of $0.15 per share. Also includes 350,000 common shares and 3,900,000 stock options held directly exercisable between
      $0.15 to $0.57 per share with expiry dates between July 28, 2011 and May 11, 2014.

(3)  Includes 900,000 warrants and 3,600,000 common shares held in “Sarmat Resources Inc.”, a related company. These warrants are exercisable until April 26, 2013 at a price of $0.15 per share. Also includes 2,990,000 stock options held directly exercisable between $0.15 to $0.57 per share with expiry dates between March 4, 2012 to May 11, 2014.

(4) Includes 250,000 warrants and 500,000 common shares. These warrants are exercisable until October 5, 2011 at a price of $0.58 per share. Also includes 1,225,000 stock options exercisable between $0.35 to $ $0.57 per share with expiry dates between September 2, 2013 to May 11, 2014.

(5) Includes 250,000 common shares and 275,000 stock options exercisable between $0.35 to $ $0.57 per share with expiry dates between September 2, 2013 to May 11, 2014.

(6) Includes 325,000 common shares and 330,000 stock options exercisable between $0.35 to $ $0.57 per share with expiry dates between September 2, 2013 to May 11, 2014.

(7) Includes 125,000 warrants and 350,000 common shares. These warrants are exercisable until June 24, 2011 at a price of $0.20 per share. Also includes 275,000 stock options exercisable between $0.35 to $ $0.57 per share with expiry dates between September 2, 2013 to May 11, 2014.

(8) Includes 250,000 stock options exercisable at $ $0.57 per share with expiry date of May 11, 2014.

(9) Members of the Audit Committee.

(10) Parties whose shareholdings are a part of the total of “All directors and executive officers as a group (7 persons)”.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

Description of Capital Structure

General

Our authorized capital stock consists of 175,000,000 shares of common stock, par value $ 0.001.

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

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as noted under the section entitled “Executive Compensation”, none of the following parties, since July 1, 2008, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction with us that has or will materially affect us:

•

any of our directors or officers;

•

any person proposed as a nominee for election as a director;

•

any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•

any of our promoters;

•

any relative or spouse of any of the foregoing persons who has the same house as such person.

The following directors were independent under the independence standards of NYSE Amex during the past fiscal year:  Quentin Yarie, Peter Harder and John Sanderson. Given the size of the Company, the only formal committee in place is an audit committee. The following directors serve on the audit committee: John Sanderson, Richard Schler and Quentin Yarie. Of this list Richard Schler is not independent under the independence standards of NYSE Amex applicable to audit committee members.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Commission.  Our Commission filings are available to the public over the Internet at the Commission’s website at http://www.sec.gov.  The public may also read and copy any document we file with the Commission at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. This prospectus is part of the registration statement and, as permitted by Commission rules, does not contain all of the information included in the registration statement. Whenever a reference is made in this prospectus to any of our contracts or other documents, the reference may not be complete and, for a copy of the contract or document, you should refer to the exhibits that are part of the registration statement. We maintain a website at http://www.energizerresources.com. Information contained on our website is not part of this prospectus.

DISCLOSURE OF COMMISSION POSITION ON INDEMNIFICATION FOR SECURITIES ACT LIABILITIES

Minnesota corporation law provides that:

•

a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful;

•

a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys' fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper; and

•

to the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with the defense.

Our articles of incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law.

Our bylaws provide that we will advance all expenses incurred to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suite or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was our director or officer, or is or was serving at our request as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request. This advanced of expenses is to be made upon receipt of an undertaking by or on behalf of such person to repay said amounts should it be ultimately determined that the person was not entitled to be indemnified under our bylaws or otherwise.

Our bylaws also provide that no advance shall be made by us to any officer in any action, suit or proceeding, whether civil, criminal, administrative or investigative, if a determination is reasonably and promptly made: (a) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding; or (b) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision-making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to our best interests.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers or controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission this indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 14.  - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended June 30, 2010

Audit Fees:  The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-K; and our quarterly reports on Form 10-Q during the fiscal year ending June 30, 2010 was $68,906 CAD.

Audit Related Fees:  The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended June 30, 2010 were $6,000 CAD.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended June 30, 2010 was $Nil.

Year ended June 30, 2009

Audit Fees:  The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-K; and our quarterly reports on Form 10-QSB during the fiscal year ending June 30, 2010 was $59,095 CAD.

Audit Related Fees:  The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended June 30, 2009 were $6,000 CAD.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended June 30, 2009 was $Nil CAD.

Auditor Independence

Our Board of Directors considers that the work done for us in the year ended June 30, 2010 by MSCM LLP Chartered Accountants is compatible with maintaining MSCM LLP, Chartered Accountants.

Auditor’s Time on Task

All of the work expended by MSCM LLP, Chartered Accountants on our June 30, 2010 audit was attributed to work performed by MSCM LLP, Chartered Accountant’s full-time, permanent employees.

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Exhibits

Exhibit Number	Description
3.1

Articles of Incorporation of Uranium Star Corp. (now known as Energizer Resources Inc.) (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K as filed with the SEC on May 20, 2008)

3.2

Articles of Amendment to Articles of Incorporation of Uranium Star Corp. changing its name to Energizer Resources Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K as filed with the SEC on July 16, 2010)

3.3	Amended and Restated By-Laws of Energizer Resources Inc. (Incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K as filed with the SEC on July 16, 2010)
4.1

Amended and Restated 2006 Stock Option Plan of Energizer Resources, Inc. (as of February 2009) (Incorporated by reference to Exhibit 4.1 to the registrant's Form S-8 registration statement as filed with the SEC on February 19, 2010)

4.2

Form of broker Subscription Agreement for Units (Canadian and Offshore Subscribers) (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K as filed with the SEC on March 19, 2010)

4.3

Form of standard Subscription Agreement for Units (Canadian and Offshore Subscribers) (Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K as filed with the SEC on March 19, 2010)

4.4	Form of Warrant to Purchase common shares (Incorporated by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K as filed with the SEC on March 19, 2010)
4.5	Form of Class A broker warrant to Purchase common shares (Incorporated by reference to Exhibit 4.4 to the registrant’s current report on Form 8-K as filed with the SEC on March 19, 2010)
4.6	Form of Class B broker warrant to Purchase common shares (Incorporated by reference to Exhibit 4.5 to the registrant’s current report on Form 8-K as filed with the SEC on March 19, 2010)
4.7

Agency Agreement, dated March 15, 2010, between Energizer Resources, Clarus Securities Inc. and Byron Securities Limited (Incorporated by reference to Exhibit 4.6 to the registrant’s current report on Form 8-K as filed with the SEC on March 19, 2010)

5.1	Opinion of Jill Arlene Robbins, Esq.
10.1

Property Agreement effective May 14, 2004 between Thornton J. Donaldson and Thornton J. Donaldson, Trustee for Yukon Resources Corp. (Incorporated by reference to Exhibit 10.1 to the registrant's Form SB-2 registration statement as filed with the SEC on September 14, 2004)

10.2	Letter of Intent dated March 10, 2006 with Apofas Ltd. (Incorporated by reference to Exhibit 99.1 to the registrant's current report on Form 8-K as filed with the SEC on March 13, 2006)
10.3

Letter agreement effective May 12, 2006 between Yukon Resources Corp. and Virginia Mines Inc. (Incorporated by reference to Exhibit 99.1 to the registrant's current report on Form 8-K filed as with the SEC on May 9, 2006)

10.4

Joint Venture Agreement dated August 22, 2007 between Uranium Star Corp. & Madagascar Minerals and Resources sarl (Incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K as filed with SEC on September 11, 2007)

21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the registrant’s annual report on Form 10-K as filed on September 21, 2009)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herein)
31.2	Certification of Principal Financial and Accounting
32.1	Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herein)
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herein)
Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herein)
99.1

Canadian National Instrument 43-101 Technical Report Update for Green Giant Property, Fotadrevo, Province of Toliara, Madagascar (Incorporated by reference to Exhibit 99.1 to the registrant's report on Form 8-K as filed with SEC on July 9, 2010)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGIZER RESOURCES INC.

Dated:  September 27, 2010

By:

        /s/ J A Kirk McKinnon

Name:  J A Kirk McKinnon

Title:  President, Chief Executive Officer and Director

Dated:  September 27, 2010

By:

        /s/ Richard E. Schler

Name:  Richard E. Schler

Title:  Vice-President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date
/S/ J A Kirk McKinnon	President, Chief Executive Officer, Director	September 27, 2010
J A Kirk McKinnon

/S/ Richard E. Schler	Vice-President, Chief Financial Officer,	September 27, 2010
Richard Schler	Director

/S/ Julie Lee Harrs	Director	September 27, 2010
Julie Lee Harrs

/S/ John Sanderson	Director	September 27, 2010
John Sanderson

/S/ Quentin Yarie	Director	September 27, 2010
Quentin Yarie

/S/ Peter Harder	Director	September 27, 2010
Peter Harder

/S/ Craig Scherba	Director	September 27, 2010
Craig Scherba

ENERGIZER RESOURCES INC.

(An Exploration Stage Company)

Financial Statements

For the year ended June 30, 2010

(Expressed in US Dollars)

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

June 30, 2010

(Expressed in US Dollars)

Report of Independent Registered Public Accounting Firm

FS-3

Consolidated Balance Sheets

FS-4

Consolidated Statements of Operations and Comprehensive Loss

FS-5

Consolidated Statements of Cash Flows

FS-6

Consolidated Statement of Stockholders' Equity

FS-7 – FS-9

Notes to Consolidated Financial Statements

FS-10 – FS-20

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Energizer Resources Inc.

We have audited the accompanying consolidated balance sheets of Energizer Resources Inc. (the "Company") as at June 30, 2010 and 2009 and the related consolidated statements of operations and comprehensive loss and stockholders' equity and cash flows for the years then ended and accumulated for the period from March 1, 2004 (Date of Inception) to June 30, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Energizer Resources Inc. as at June 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and accumulated for the period from March 1, 2004 (Date of Inception) to June 30, 2010 in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenues or profitable operations since inception and will need equity or debt financing to begin realizing upon its business plan.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Signed:  “MSCM LLP”

Chartered Accountants

Licensed Public Accountants

Toronto, Ontario

September 23, 2010

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	June 30, 2010	June 30, 2009

Assets
Current Assets:
Cash and cash equivalents	$ 2,505,480	$ 2,776,177
Amounts receivable and prepaid expenses	68,996	120,330
Marketable securities	28,559	24,086
Taxes recoverable	244,632	383,366

Total current assets	2,847,667	3,303,959
Equipment (note 3)	15,556	24,445

Total assets	$ 2,863,223	$ 3,328,404

Going concern (note 1)

Liabilities and Stockholders' Equity
Liabilities
Accounts payable and accrued liabilities	$ 413,121	$ 154,580

Total liabilities	413,121	154,580

Stockholders' Equity
Common stock, 175,000,000 shares authorized,
$0.001 par value, 110,511,024 issued and outstanding
(June 30, 2009 - 83,694,357) (note 6)	110,510	83,693
Additional paid-in capital	49,563,403	39,610,163
Accumulated comprehensive loss	(44,276)	(49,086)
Donated capital	20,750	20,750
Accumulated deficit during exploration stage	(47,200,285)	(36,491,696)

Total stockholders' equity	2,450,102	3,173,824

Total liabilities and stockholders' equity	$ 2,863,223	$ 3,328,404

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US Dollars)

	Accumulated from
	March 1, 2004 (date of	For the	For the
	inception) to	Year Ended	Year Ended
	June 30, 2010	June 30, 2010	June 30, 2009

Revenues:	$ -	$ -	$ -

Expenses:
Mineral exploration expense	16,495,733	5,309,724	2,287,585
General and administrative	3,495,720	1,010,438	495,585
Professional and consulting fees	2,449,499	879,224	361,628
Stock-based compensation (note 7)	18,799,853	3,649,142	663,252
Impairment loss on mineral properties	7,588,508	100,000	-
Foreign currency translation (gain) loss	(745,427)	(238,831)	120,435
Donated services and expenses	18,750	-	-
Depreciation	46,363	8,889	12,978

Total expenses	48,148,999	10,718,586	3,941,463

Net loss from operations	(48,148,999)	(10,718,586)	(3,941,463)

Other Income:
Interest income	644,861	9,997	51,007
Other income	303,853	-	121,113

Total loss before income tax recovery	(47,200,285)	(10,708,589)	(3,769,343)
Income tax recovery (note 9)	-	-	513,872

Net loss	(47,200,285)	(10,708,589)	(3,255,471)
Unrealized gain (loss) from investments in
marketable securities	(44,276)	4,810	(26,134)

Comprehensive loss	$ (47,244,561)	$ (10,703,779)	$ (3,281,605)

Net loss per share - basic and diluted (note 10)		$ (0.12)	$ (0.04)

Weighted average shares outstanding - basic and diluted		93,027,873	73,292,839

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Accumulated from
	March 1, 2004 (date of	For the	For the
	inception) to	Year Ended	Year Ended
	June 30, 2010	June 30, 2010	June 30, 2009

Operating Activities
Net loss	$ (47,200,285)	$ (10,708,589)	$ (3,255,471)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	46,363	8,889	12,978
Donated services and expenses	20,750	-	-
Non-cash proceeds received	(74,000)	-	-
Deferred tax recovery	-	-	(513,872)
Impairment loss on mineral properties	7,588,508	100,000	-
Stock-based compensation	18,799,853	3,649,142	663,252

Change in operating assets and liabilities:
Amounts receivable and prepaid expenses	(68,996)	51,334	(120,330)
Accounts payable and accrued liabilities	413,947	258,541	(116,342)
Taxes recoverable	(244,632)	138,734	1,031,994
Non-cash component of marketable securities	337	337	-

Net cash used in operating activities	(20,718,155)	(6,501,612)	(2,297,791)

Financing Activities
Proceeds from share subscriptions received	255,000	-	-
Proceeds from issuance of common stock, net	24,030,397	6,330,915	655,000

Net cash provided by financing activities	24,285,397	6,330,915	655,000

Investing Activities
Mineral property acquisition costs	(999,844)	(100,000)	-
Purchase of property and equipment	(61,918)	-	23,210

Net cash (used in) provided by investing activities	(1,061,762)	(100,000)	23,210

Increase (decrease) in cash and cash equivalents	2,505,480	(270,697)	(1,619,581)
Cash and cash equivalents - beginning of year	-	2,776,177	4,395,758

Cash and cash equivalents - end of year	$ 2,505,480	$ 2,505,480	$ 2,776,177

Non-cash investing and financing activities:
Issuance of common stock for mineral properties	$ 3,840,500	$ -	$ -
Issuance of common stock for services	5,721,125	722,500	475,500

Supplemental Disclosures:
Interest received	$ 644,861	$ 9,997	$ 51,007
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

Consolidated Statement of Stockholders' Equity

For the Period from March 1, 2004 (Date of Inception) to June 30, 2010

(Expressed in US Dollars)

							Deficit
							Accumulated
			Additional Accumulated		Common		During the
			Paid-In Comprehensive		Stock	Donated	Exploration
	Shares	Amount	Capital	Income	Subscribed	Capital	Stage	Total
	#	$ $		$ $		$ $		$

Balance - March 1, 2004 (Date of Incorporation)	-	-	-	-	-	-	-	-
Issuance of common shares for cash-at $0.01/share	7,500,000	7,500	17,500	-	-	-	-	25,000
Issuance of common shares for cash-at $0.05/share	2,085,000	2,085	32,665	-	-	-	-	34,750
Issuance of common stock for mineral property	7,500,000	7,500	(5,800)	-	-	-	-	1,700
Donated services and expenses	-	-	-	-	-	5,000	-	5,000
Net loss for period	-	-	-	-	-	-	(9,991)	(9,991)

Balance - June 30, 2004	17,085,000	17,085	44,365	-	-	5,000	(9,991)	56,459
Donated services and expenses	-	-	-	-	-	9,000	-	9,000
Net loss for the year	-	-	-	-	-	-	(38,500)	(38,500)

Balance - June 30, 2005	17,085,000	17,085	44,365	-	-	14,000	(48,491)	26,959
Issuance of common shares for cash-at $0.20/share	2,265,000	2,265	448,235	-	-	-	-	450,500
Issuance of shares to exercise stock options	255,000	255	114,495	-	-	-	-	114,750
Issuance of common shares for mineral properties:
-at $0.101/share	300,000	300	30,000	-	-	-	-	30,300
-at $0.85/share	2,000,000	2,000	1,698,000	-	-	-	-	1,700,000
Issuance of common shares for services-at $0.60/share	5,550,000	5,550	3,324,450	-	-	-	-	3,330,000
Common stock subscribed	-	-	-	-	255,000	-	-	255,000
Fair value of warrants issued	-	-	1,925,117	-	-	-	-	1,925,117
Stock-based compensation	-	-	2,228,626	-	-	-	-	2,228,626
Donated services and expenses	-	-	-	-	-	6,750	-	6,750
Net loss for the year	-	-	-	-	-	-	(9,595,317)	(9,595,317)

Balance - June 30, 2006	27,455,000	27,455	9,813,288	-	255,000	20,750	(9,643,808)	472,685

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

Consolidated Statement of Stockholders' Equity

For the Period from March 1, 2004 (Date of Inception) to June 30, 2010

(Expressed in US Dollars)

Deficit
Accumulated
		Additional	Accumulated	Common		During the
		Paid-In	Comprehensive	Stock	Donated	Exploration
Shares	Amount	Capital	Income	Subscribed	Capital	Stage	Total
#	$ $		$ $		$ $		$

Continued from prior page:
Issuance of common shares for mineral properties
-at $0.82/share	500,000	500	409,500	-	-	-	-	410,000
Cancellation of common stock subscribed	-	-	-	-	(25,000)	-	-	(25,000)
Stock-based compensation	-	-	5,193,315	-	-	-	-	5,193,315
Issuance of common shares for mineral properties
-at $0.69/share	150,000	150	103,350	-	-	-	-	103,500
Issuance of common shares for mineral properties
-at $1.22/share	1,000,000	1,000	1,219,000	-	-	-	-	1,220,000
Fair value of warrants issued	-	-	2,941,961	-	-	-	-	2,941,961
Issuance of common shares for services-at $0.41/share	1,450,000	1,450	596,675	-	-	-	-	598,125
Issuance of shares to exercise stock options	343,119	343	507,157	-	-	-	-	507,500
Private placement common shares subscribed	460,000	460	229,540	-	(230,000)	-	-	-
Issuance of common shares for cash-at $0.50/share	34,600,000	34,600	17,265,400	-	-	-	-	17,300,000
Commission	891,850	891	807,824	-	-	-	-	808,715
Cost of issue	-	-	(3,843,798)	-	-	-	-	(3,843,798)
Net loss for the year	-	-	-	-	-	-	(14,390,122)	(14,390,122)

Balance - June 30, 2007	66,849,969	66,849	35,243,212	-	-	20,750	(24,033,930)	11,296,881

Issuance of shares to exercise of warrants	561,388	561	207,152	-	-	-	-	207,713
Issuance of common shares for mineral properties
-at $0.30/share	1,250,000	1,250	373,750	-	-	-	-	375,000
Fair value of warrants issued	-	-	60,560	-	-	-	-	60,560
Issuance of common shares for services-at $0.20/share	2,975,000	2,975	592,025	-	-	-	-	595,000
Stock-based compensation	-	-	1,827,270	-	-	-	-	1,827,270
Accumulated comprehensive loss	-	-	-	(22,952)	-	-	-	(22,952)
Net loss for the year	-	-	-	-	-	-	(9,202,295)	(9,202,295)

Balance - June 30, 2008	71,636,357	71,635	38,303,969	(22,952)	-	20,750	(33,236,225)	5,137,177

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

Consolidated Statement of Stockholders' Equity

For the Period from March 1, 2004 (Date of Inception) to June 30, 2010

(Expressed in US Dollars)

Deficit
Accumulated
		Additional	Accumulated	Common		During the
		Paid-In	Comprehensive	Stock	Donated	Exploration
Shares	Amount	Capital	Income	Subscribed	Capital	Stage	Total
#	$ $		$ $		$ $		$

Continued from prior page:

Issuance of common shares for services-at $0.10/share	2,500,000	2,500	247,500	-	-	-	-	250,000
Issuance of common shares for services-at $0.08/share	1,600,000	1,600	126,400	-	-	-	-	128,000
Issuance of common shares for services-at $0.10/share	6,800,000	6,800	673,200	-	-	-	-	680,000
Commission	408,000	408	(408)	-	-	-	-	-
Stock-based compensation	750,000	750	131,174	-	-	-	-	131,924
Incremental value of stock options on repricing	-	-	128,328	-	-	-	-	128,328
Accumulated comprehensive loss	-	-	-	(26,134)	-	-	-	(26,134)
Net loss for the year	-	-	-	-	-	-	(3,255,471)	(3,255,471)

Balance - June 30, 2009	83,694,357	83,693	39,610,163	(49,086)	-	20,750	(36,491,696)	3,173,824

Issuance of common shares for services-at $0.17/share	2,250,000	2,250	380,250	-	-	-	-	382,500
Stock-based compensation	-	-	2,813,517	-	-	-	-	2,813,517
Issuance of common shares for services-at $0.68/share	500,000	500	339,500	-	-	-	-	340,000
Fair value of warrants issued	-	-	113,125	-	-	-	-	113,125
Cost of issue	-	-	(469,085)	-	-	-	-	(469,085)
Private placement common share subscribed	21,666,667	21,667	6,478,333	-	-	-	-	6,500,000
Commission	400,000	400	(400)	-	-	-	-	-
Issuance of shares to exercise stock options	2,000,000	2,000	298,000	-	-	-	-	300,000
Accumulated comprehensive loss	-	-	-	4,810	-	-	-	4,810
Net loss for the year	-	-	-	-	-	-	(10,708,589)	(10,708,589)

Balance - June 30, 2010	110,511,024	110,510	49,563,403	(44,276)	-	20,750	(47,200,285)	2,450,102

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the year ended June 30, 2010

(Expressed in US Dollars)

1.

Exploration Stage Company and Going Concern

Energizer Resources Inc. (formerly Uranium Star Corp. referred to as "the Company") was incorporated in the State of Nevada, United States of America on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008.  The Company is an Exploration Stage Company, as defined by ASC Topic-915, "Development Stage Entities".  During fiscal 2008 the Company incorporated Uranium Star (Mauritius) Ltd., a subsidiary in the country of Mauritius and Energizer Resources Madagascar Sarl (formerly Uranium Star Madagascar Sarl), a subsidiary in the country of Madagascar.  In fiscal 2009, the Company incorporated THB Venture Ltd, a company incorporated in Mauritius to hold the interest in Energizer Resources Minerals Sarl (formerly Uranium Star Minerals Sarl) which holds the Madagascar properties. The Company's principal business is the acquisition and exploration of mineral resources.  The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has yet to generate revenue from mining operations or pay dividends and is unlikely to do so in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As at June 30, 2010, the Company has accumulated losses of $47,200,285. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Significant Accounting Policies

Principals of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Energizer Resources Inc. and its wholly-owned subsidiaries, Uranium Star (Mauritius) Ltd., THB Ventures Ltd, Energizer Resources Madagascar Sarl and its now 100% owned interest in Energizer Resources Minerals Sarl.  All inter-company accounts and transactions have been eliminated on consolidation.  These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and are expressed in US dollars.  The Company's fiscal year end is June 30.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Significant management estimates related to the determination of the useful service life of the equipment, a valuation allowance for future income tax assets, accounts payable and accrued laities, valuation of stock based compensation and warrants and foreign  currency translation .  Actual results could differ from those estimates.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC Topic-260, "Earnings per Share".  ASC Topic-260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the Statement of Operations.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  Basic and diluted loss per share is computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti-dilutive.

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the year ended June 30, 2010

(Expressed in US Dollars)

2.

Significant Accounting Policies - continued

Comprehensive Income (Loss)

ASC Topic-220, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income, its components and accumulated balances.  As at June 30, 2010, the Company's only component of other comprehensive income is unrealized losses on marketable securities.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Marketable Securities

The Company classifies and accounts for debt and equity securities in accordance with ASC Topic-320, "Accounting for Certain Investments in Debt and Equity Securities".  The Company has classified all of its marketable securities as available for sale, thus securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, are included as a separate component of stockholders’ equity, “Accumulated Other Comprehensive Loss.”

Equipment

Equipment is stated at cost, less accumulated depreciation, and consists of exploration equipment.  Depreciation is computed on a straight-line basis over 5 years.

Long Lived Assets

In accordance with the ASC Topic-360, "Accounting for Impairment or Disposal of Long Lived Assets", the carrying value of intangible assets and other long lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Mineral Property Costs

The Company has been in the exploration stage since its inception on March 1, 2004, and has not yet realized any revenues from its mineral operations.  Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in ASC Topic-930,  "Whether Mineral Rights Are Tangible or Intangible Assets".  The Company assesses the carrying costs for impairment under ASC Topic-360, at each fiscal quarter end.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, will be capitalized.  Such costs will be amortized using the units of production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Financial Instruments

The fair value of cash and cash equivalents, amounts receivable, marketable securities and accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The Company's exploration operations are in Canada and Madagascar which result in exposure to market risks from changes in foreign currency rates.  Financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the year ended June 30, 2010

(Expressed in US Dollars)

2.

Significant Accounting Policies - continued

Foreign Currency Translation

The Company's functional and reporting currency is United States Dollars.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC Topic-830, "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the Statement of Operations.

Stock Based Compensation

The Company adopted the fair value recognition provisions of ASC Topic-718, using the modified retrospective transition method.  The Company had not issued any stock options or share based payments prior to January 1, 2006.  Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting ASC Topic-718.

Income Taxes

The Company has adopted ASC Topic–740 "Accounting for Income Taxes" as of its inception.  Pursuant to ASC Topic-740, the Company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefits of net operating losses have not been recognized in these consolidated financial statements as the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Management does not believe unrecognized tax benefits will significantly change within twelve months of the balance sheet date.  Interest and penalties related to income tax matters are recognized in income tax expense.  As of June 30, 2010, there is no accrued interest related to uncertain tax positions.

Asset Retirement Obligations

The operations of the Company are subject to regulations governing the environment, including future site restoration for mineral properties.  The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred and when a reasonable estimate of fair value can be made.  If a reasonable estimate of fair value cannot be made in the period the asset retirement is incurred, the liability is recognized when a reasonable estimate of fair value can be made.  The Company has determined that there are no asset retirement or any other environmental obligations currently existing with respect to its mineral properties and therefore no liability has been recognized.

Recent Accounting Pronouncements

FASB Accounting Standards Codification — Effective for interim and annual periods ending after September 15, 2009, the FASB has defined a new hierarchy for U.S. GAAP and established the FASB Accounting Standards Codification (ASC) as the sole source for authoritative guidance to be applied by nongovernmental entities. The adoption of the ASC changes the manner in which U.S. GAAP guidance is referenced, but it does not have any impact on the Company’s Consolidated Balance Sheet or Consolidated Statement of Operations.

Beginning July 1, 2008, the Company partially applied FAS 157 (ASC Topic–820) as allowed by FASB Staff Position ("FSP") 157-2, (ASC Topic–820-10) which delayed the effective date of ASC Topic–820 for non-financial assets and liabilities.  As of July 1, 2008 the Company has applied the provisions of ASC Topic–820 to its financial instruments and the impact was not material.  The Company adopted ASC Topic–820 to its non-financial assets and liabilities. The adoption did not have a material impact on the financial statements.

The Company primarily applies the market approach for recurring fair value measurements and utilizes the best available information.  Accordingly, the Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company is able to classify fair value balances based on the observability of those inputs.

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the year ended June 30, 2010

(Expressed in US Dollars)

2.

Significant Accounting Policies - continued

Recent Accounting Pronouncements - continued

ASC Topic–820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy defined by ASC Topic-820 are as follows:

Level 1 -	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

Level 2 -	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over the counter forwards, options and repurchase agreements.

Level 3 -	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers' needs. At each balance sheet date, the Company performs an analysis of all instruments subject to ASC Topic–820 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

As of June 30, 2010, all of marketable securities owned by the Company were level 1 within the fair value hierarchy.

The Company adopted ASC Topic-855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of the ASC Topic-855 on June 30, 2010 did not have a material impact in these consolidated financial statements.

3.

Equipment

			June 30, 2010	June 30, 2009
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Exploration equipment	$ 44,445	$ 28,889	$ 15,556	$ 24,445

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the year ended June 30, 2010

(Expressed in US Dollars)

4.

Related Party Transactions

The following are the related party items for the year ended June 30, 2010:

a)

The Company incurred a total of $59,335 (2009: $51,310) in office administration and rent expense from a company related by common management. Included in accounts payable and accrued liabilities is $30,000 (2009: $Nil) owing to this related party.

b)

During the year, 5,585,000 (2009:  Nil) stock options valued at $2,499,136 (2009: $Nil) were issued to directors, officers and relatives of directors (Note 7).

c)

A total of 2,125,000 (2009: 3,075,000) shares were issued to directors, officers and relatives of directors for services at a fair value of $361,250 (2009: $295,500).  In addition, 250,000 (2009: $Nil) share purchase warrants were issued to a director valued at $113,125 (2009: $Nil) and are exercisable at $0.58 per share for a period of two years from date of issuance.

d)

The Company incurred a total of $481,629 (2009: $338,675) in administrative, management and consulting fees to directors, officers and a relatives of directors.

e)

The Company incurred exploration expenses totaling $Nil (2009 - $115,329) for a Company related by common management.  The 2009 amount was repaid during fiscal 2010.

5.

Mineral Properties

Three Horses Property, Madagascar, Africa

On August 22, 2007, the Company entered into a joint venture agreement with Madagascar Minerals and Resources Sarl ("MMR"), a Madagascar incorporated company.  The joint venture was established with the Company owning a 75% undivided interest and MMR owning the remaining 25% interest in the Three Horses Property.  In order to acquire the 75% interest, the Company paid a total of $765,000, and issued of 1,250,000 common shares and 500,000 share purchase warrants of the Company.  Each share purchase warrant is exercisable at $1.00 per share for a period of 2 years from the date of issuance.  On December 10, 2007, the Company issued 1,250,000 common shares valued at $375,000 based on the prevailing quoted market price of $0.30 per share and 500,000 now expired share purchase warrants valued at $60,560 using the Black-Scholes pricing model.  Accordingly, the Company recognized an impairment loss of $1,200,560 which represents the total cash paid and the value of common shares and warrants issued, as it has not yet been determined whether the property has there are proven or probable reserves.

The properties in the joint venture are comprised of mineral permits consisting of 36 "squares" with each square representing approximately 6.25 sq. kilometres.  The properties are located in the District of Toliara and are referenced as TN 12306, P(R); TN 12814, P(R); TN 12887 P(R); TN 12888 P(R); TN 13020 P(R); TN 13021 P(R) as issued by the Bureau de Cadastre Minier de Madagascar ("BCMM") pursuant to the Mining Code 1999 (as amended) and its implementing decrees.

On July 9, 2009, our Company entered into an agreement to acquire the remaining 25% interest for $100,000.  On acquisition of the remaining 25% the joint venture with MMR was terminated.  MMR retains a 2% net smelter return (“NSR”). The NSR on this 25% interest portion can be acquired by us at a price of $500,000 in cash or common shares for the first 1% and at a price of $1,000,000 in cash or common shares for the second 1% at our option.

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the year ended June 30, 2010

(Expressed in US Dollars)

5.

Mineral Properties - Continued

Sagar Property - Romanet Horst, Labrador Trough, Quebec, Canada

On May 2, 2006, the Company signed a letter of intent for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  The vendor had the right and option to sell the remaining 25% interest in the property.  This agreement was subject to a NSR dated May 27, 1992, as amended November 3, 1993.  The vendor had previously acquired a 100% interest in the property, subject to a 1% NSR on certain claims, and a 0.5% NSR on other claims.  The vendor has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, the Company issued 2,000,000 common shares, 2,000,000 now expired share purchase warrants and incurred exploration expenditures greater than $2,000,000 on the property before September 1, 2008.  The Company has incurred exploration expenditures of $7,363,663 as at June 30, 2010.  Further, on February 28, 2007 the vendor exercised its option to sell its remaining 25% interest on the property to the Company for 1,000,000 common shares (valued at $1,219,000) and 1,000,000 share purchase warrants valued at $752,985 using the Black-Scholes pricing model.  The Company now owns a 100% interest in this property.

On August 15, 2006, the Company acquired 19 mineral claims contiguous to the Sagar property for $5,385, 150,000 common shares valued at $103,500 and 75,000 share purchase warrants valued at $34,961.  These common shares and warrants were issued on October 4, 2006.  As at June 30, 2010, the cumulative impairment loss which represents the total cash paid and the value of common shares and warrants issued, was $143,846.

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

c)

On June 24, 2009, the Company issued 750,000 common shares and 375,000 share purchase warrants valued at $131,924 to a director and to a special advisory member to the Board of Directors as incentive for their services. The share purchase warrants issued are exercisable at $0.20 per share for a period of two years from the date of issuance.  The warrants were valued using the Black-Scholes model for pricing options.  The following assumptions were used: risk-free interest rate-1.2%, expected volatility-166%, dividend yield-Nil and expected life of 2 years.

d)

Between June 15, 2009 and June 30, 2009, the Company closed a private placement totaling 6,800,000 units for gross proceeds of $680,000.  Each unit consists of one common share and one-half share purchase warrant. Each warrant is exercisable at $0.20 per share for two years from date of issuance.  In connection with the private placement, the Company commission of 408,000 common shares and 408,000 broker warrants valued at $0.10 per unit. Each broker warrant is exercisable at $0.10 per share for a period of 2 years from the date of issuance.

e)

On August 17, 2009, the Company issued 2,250,000 common shares to directors, officers and consultants as compensation for services rendered at a fair value of $382,500. The shares were valued at an estimated fair market value of $0.17 per share based on the prevailing quoted market price on the date of issue.

f)

On October 5, 2009, the Company issued 500,000 common stock valued at $340,000, and 250,000 share purchase warrants valued at $113,125 to a director.  The prevailing market price on the date of issuance was $0.68. The share purchase warrants issued are exercisable at $0.58 per share for a period of two years from date of issuance.  The warrants were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate – 2.25%; expected volatility – 172%; dividend yield – NIL; and expected life – 2 years.

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the year ended June 30, 2010

(Expressed in US Dollars)

6.

Common Stock - continued

g)

On March 15, 2010, the Company closed a private placement of 21,666,667 units for gross proceeds of $6,500,000 (the “2010 Offering”).  Each unit consists of one common share and one common share purchase warrant.  Each warrant entitles the holder to purchase one common share at an exercise price of $0.50 for a period of three years following the later of March 15, 2010 and the date of listing on the TSX-V, which occurred on May 5, 2010 under the trading symbol EGZ.  The expiry of the warrants may be accelerated by the Company if the common shares trade at a price greater than $0.75 at any time after 9 months from March 15, 2010 for a period of 21 consecutive days on the OTC Bulletin Board ("OTCBB") or the TSX-V, provided that the Company has filed, and had declared effective, the Registration Statement (as defined below).

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

As consideration for their services in connection with the brokered offerings, Clarus Securities Inc. and Byron Securities Limited (together, the “Agents”) were (i) paid a cash commission of 6% of the gross proceeds of the brokered offerings, (ii) issued 870,000 Class A broker warrants, and (iii) issued 870,000 Class B broker warrants. Each Class A broker warrant entitles the holder to acquire one common share at an exercise price of US$0.30 until March 15, 2012. Each Class B broker warrant entitles the holder to acquire one common share at an exercise price of US$0.50 at any time after a corresponding number of Class A broker warrants have been exercised by the Agent and on or before May 5, 2013. In addition, Clarus was issued 400,000 common shares and 400,000 Class C broker warrants for certain advisory services in connection with the brokered offerings. Each Class C broker warrant entitles the holder to acquire one common share at an exercise price of US$0.30 until March 15, 2013.

k)

On March 31, 2010, 2,000,000 stock options were exercised for gross proceeds of $300,000.

l)

On May 5, 2010 the common shares of the Company commenced trading on the TSX-V.  An aggregate of 12,060,000 common shares, 4,435,000 warrants and 3,025,000 stock options of the Company controlled by “Principals” (as such term is defined in the Corporate Finance Manual of the TSX-V) and certain non-Principals of the Company are subject to the surplus escrow requirements of the TSX-V, applicable to a “Tier 2 Issuer” and will be released from escrow as follows: 5% of the original number of escrowed shares at the time of listing, 5% of the original number of escrowed securities 6 months after the listing date (November 4, 2010), 10% of the original number of escrowed securities 12 months after the listing date (May 4, 2010), 10% of the original number of escrowed securities 18 months after the listing date (November 4, 2011), 15% of the original number of escrowed securities 24 months after the listing date (May 4, 2012), 15% of the original number of escrowed securities 30 months after the listing date (November 4, 2012) and 40% of the original number of escrowed securities 36 months after the listing date (May 4, 2013).

m)

On May 11, 2010, the Company issued 6,650,000 stock options to directors, officers and consultants of the Company valued at $2,269,645 using the Black-Scholes option pricing model.

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the year ended June 30, 2010

(Expressed in US Dollars)

7.

Stock Options

On March 8, 2006, the Company filed a Form S-8 Registration Statement in connection with its adopted 2006 Stock Option Plan ("the "2006 Plan") allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares.  On December 18, 2006, February 16, 2007 and September 2009, the Stock Option Plan was amended to increase the stock option pool by an additional 15,000,000 common shares.  The Company recorded stock-based compensation totaling $128,328 relating to the re-pricing of its stock options during the year ended June 30, 2009.  During the year ended June 30, 2010, the Company recorded stock-based compensation on these stock options aggregating $2,813,517.

The following table summarizes the continuity of the Company's stock options:

	Number	Weighted-Average
	of Options	Exercise Price

Outstanding and exercisable, June 30, 2008	8,955,000	$ 0.63
Cancelled	(1,325,000)	0.60

Outstanding and exercisable, June 30, 2009	7,630,000	0.15
Granted	8,505,000	0.40
Exercised	(2,000,000)	0.15
Cancelled	(515,000)	0.42

Outstanding and exercisable, June 30, 2010	13,620,000	$ 0.30

Additional information regarding options outstanding and exercisable as at June 30, 2010 is as follows:

Number of	Weighted Average Remaining	Weighted Average
Stock Options	Contractual Life (years)	Exercise Price ($)

365,000	1.08	0.15
650,000	1.41	0.15
1,920,000	1.68	0.15
2,695,000	2.03	0.15
750,000	3.18	0.35
590,000	3.33	0.57
6,650,000	3.87	0.40

13,620,000	2.94	0.30

On April 21, 2009 the Company re-priced the 7,630,000 outstanding stock options by amending the exercise price ranging between $0.55 to $0.85 per share to $0.15 per share. The Company recorded stock-based compensation expense of $128,328 resulting from the modification.

The following were the Black-Scholes pricing model assumptions used to value the stock options issued:

	June 30, 2010	June 30, 2009

Risk-free interest rate	2.25% - 2.75%	1.02% - 1.37%
Expected dividend yield	0.00%	0.00%
Expected volatility	147% - 158%	141% - 155%
Expected option life (in years)	4.00	0.03 - 2.08

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the year ended June 30, 2010

(Expressed in US Dollars)

8.

Warrants

The following table summarizes the continuity of the Company's warrants:

	Number	Weighted-Avg
	of Warrants	Exercise Price ($)
Outstanding, June 30, 2008	39,294,250	0.78
Granted	4,183,000	0.19
Expired	(35,069,250)	0.76
Outstanding, June 30, 2009	8,408,000	0.23
Granted	24,056,667	0.49
Exercised	(575,000)	1.00
Outstanding, June 30, 2010	31,889,667	0.41

At June 30, 2010, the following share purchase warrants were outstanding:

Exercise	Number of	Expiry
Price ($)	Warrants	Date
0.20	3,775,000	June 15-30, 2011
0.10	408,000	June 30, 2011
0.58	250,000	September 29, 2011
0.30	870,000	March 15, 2012
0.50	870,000	March 15, 2013
0.30	400,000	March 15, 2013
0.15	3,650,000	April 26, 2013
0.50	21,666,667	May 5, 2013
	31,889,667

On April 21, 2009, the Company amended the 3,650,000 warrants issued to directors, officers and consultants on April 26, 2006.  The exercise price was re-priced from $0.50 per share to $0.15 per share with an expiry date of April 26, 2013.

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the year ended June 30, 2010

(Expressed in US Dollars)

9.

Income Taxes

The following table reconciles the expected income tax recovery at the Canadian Federal and Provincial statutory rate of 32.5% (2009: 32.5%) to the amount recognized in the Statement of Operations:

	June 30, 2010	June 30, 2009

Net loss	$ (10,708,589)	$ (3,769,343)

Statutory tax rate	32.5%	32.5%

Expected tax recovery	$ (3,480,291)	$ (1,225,036)
Permanent differences	2,396,134	1,153,778
Tax rate changes and other adjustments	682,087	(2,316,798)
Increase (decrease) in valuation allowance	567,783	1,874,184
Share issue costs	(165,713)	-

Income tax recovery reflected in the Statement of Operations	$ -	$ (513,872)

The Company's income tax (recovery) is allocated as follows:
Current tax expense	$ -	$ -
Future tax recovery	-	(513,872)

	$ -	$ (513,872)

Future Income Tax Assets (Liabilities)
The Company’s future income tax assets and liabilities as at June 30, 2010 and 2009 are as follows:

	June 30, 2010	June 30, 2009

Non-capital losses	$ 1,264,819	$ 969,794
Undeducted share issue costs	147,587	98,456
Marketable securities	5,187	-
Undeducted resource and other tax pools	1,024,373	805,935

	2,441,966	1,874,185
Less: valuation allowance	(2,441,966)	(1,874,185)

Net future income tax (liability) asset	$ -	$ -

At June 30, 2010, the Company had non capital losses of approximately $4,752,179 available to offset future taxable income.  These losses expire as follows:

2027	$ 1,031,002
2028	999,724
2029	1,011,031
2030	1,710,422

$ 4,752,179

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

For the year ended June 30, 2010

(Expressed in US Dollars)

10.

Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all potentially dilutive shares since their effect is anti-dilutive.  As at June 30, 2010 there were a total of  45,509,667 (2009: 16,038,000) potentially dilutive stock options and warrants outstanding.

11.

Subsequent Event

During July 2010, the Company issued 500,000 common share purchase warrants to Clarus for services it provided in connection with the listing of our common shares on the TSX-V. Each such warrant entitles the holder to acquire one common share at an exercise price of US$0.20 until July 2, 2012.

Consent of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Energizer Resources Inc.

We hereby provide our consent to the incorporation by reference, in this Annual Report on Form 10-K of Energizer Resources Inc. of our report dated September 23, 2010 relating to the consolidated financial statements of Energizer Resources Inc. for the period from July 1, 2009 through June 30, 2010.

Signed:  “MSCM LLP”

Chartered Accountants

Licensed Public Accountants

Toronto, Ontario

September 24, 2010

Exhibit 31.1

Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------

I, J A Kirk McKinnon, certify that:

1.  I have reviewed this annual report on Form 10-K of Energizer Resources Inc.;

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

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

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

Dated:   September 27, 2010

   /s/ J A Kirk McKinnon

J A Kirk McKinnon, Chief Executive Officer

Exhibit 31.2

Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------

I, Richard E. Schler, certify that:

1.  I have reviewed this annual report on Form 10-K of Energizer Resources Inc.;

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

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

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

Dated:   September 27, 2010

   /s/ Richard E. Schler

Richard E. Schler, Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the annual report of Energizer Resources Inc. (the "Company") on Form 10-K for the period ending June 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J A Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  September 27, 2010

/s/ J A Kirk McKinnon

J A Kirk McKinnon, Chief Executive Officer

Exhibit 32.2

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the annual report of Energizer Resources Inc. (the "Company") on Form 10-K for the period ending June 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard E. Schler, Chief Financial Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  September 27, 2010

   /s/ Richard E. Schler

Richard E. Schler, Chief Financial Officer