Form 10-Q
period 2010-09-30
Energizer Resources, Inc.
filed 2010-11-15
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [x]        No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ]       No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]

Accelerated Filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [x]

(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  []

      No  [ X]

As of November 11, 2010, there were 110,511,024 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes      No   [X]

Energizer Resources Inc.

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited) including:	3
	Consolidated Balance Sheets
	Consolidated Statements of Operations and Comprehensive Loss
	Consolidated Statements of Cash Flows
	Notes to the Consolidated Financial Statements
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	14
Item 3	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	40
Item 1a	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Removed and Reserved	47
Item 5	Other information	47
Item 6.	Exhibits	47

CERTIFICATIONS

Exhibit 31 – Management certification		49-50

Exhibit 32 – Sarbanes-Oxley Act		51-52

PART 1

FINANCIAL INFORMATION

As used in this annual report, “we”, “us”, “our”, “Energizer Resources”, “Company” or “our company” refers to Energizer Resources Inc. and all of its subsidiaries.

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General

The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending June 30, 2011.

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “CAD$” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the noon exchange rate as reported by the Bank of Canada on the applicable date.

Energizer Resources Inc. (formerly Uranium Star Corp.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents	$ 1,277,259	$ 2,505,480
Marketable securities	35,883	28,559
Amounts receivable and prepaid expenses	28,797	68,996
Taxes recoverable	250,280	244,632

Total current assets	1,592,219	2,847,667
Equipment (note 3)	13,334	15,556

Total assets	$ 1,605,553	$ 2,863,223

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities:
Accounts payable and accrued liabilities (note 4)	$ 394,823	$ 413,121

Stockholders' Equity
Common stock, 175,000,000 shares authorized,
$0.001 par value, 110,511,024 issued and outstanding
(June 30, 2010 - 110,511,024) (note 6)	110,510	110,510
Additional paid-in capital	49,641,503	49,563,403
Accumulated comprehensive loss	(34,169)	(44,276)
Donated capital	20,750	20,750
Accumulated deficit during exploration stage	(48,527,864)	(47,200,285)

Total stockholders' equity	1,210,730	2,450,102

Total liabilities and stockholders' equity	$ 1,605,553	$ 2,863,223

Going concern (note 1)

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc. (formerly Uranium Star Corp.)
 (An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss - Unaudited
 (Expressed in US Dollars)

	Accumulated from	For the	For the
	March 1, 2004 (date of	Three Months	Three Months
	inception) to	Ended	Ended
	September 30,	September 30,	September 30,
	2010	2010	2009

Revenues:	$ -	$ -	$ -

Expenses:
Mineral exploration expense	17,312,617	816,884	891,430
General and administrative (note 8)	3,762,446	266,726	252,815
Professional and consulting fees	2,727,301	277,802	233,023
Stock-based compensation (note 7)	18,799,853	-	681,025
Impairment loss on mineral properties	7,588,508	-	100,000
Foreign currency translation (gain) loss	(781,466)	(36,039)	(65,469)
Donated services and expenses	18,750	-	-
Depreciation	48,585	2,222	2,222

Total expenses	49,476,594	1,327,595	2,095,046

Net loss from operations	(49,476,594)	(1,327,595)	(2,095,046)

Other Income:
Interest income	644,877	16	5,414
Other income	303,853	-	-

Loss before income tax recovery	(48,527,864)	(1,327,579)	(2,089,632)
Income tax recovery	-	-	-

Net loss	(48,527,864)	(1,327,579)	(2,089,632)
Unrealized (loss) gain from investments in marketable securities	(38,276)	10,106	2,030

Comprehensive loss	$ (48,566,140)	$ (1,317,473)	$ (2,087,602)

Net loss per share - basic and diluted (note 9)		$ (0.01)	$ (0.01)

Weighted average shares outstanding - basic and diluted		110,511,024	86,194,357

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc. (formerly Uranium Star Corp.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows - Unaudited
(Expressed in US Dollars)

	Accumulated from	For the	For the
	March 1, 2004 (date of	Period Ended	Period Ended
	inception) to	September 30,	September 30,
	September 30, 2010	2010	2009

Operating Activities
Net loss	$ (48,527,864)	$ (1,327,579)	$ (2,089,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48,585	2,222	2,222
Donated services and expenses	20,750	-	-
Non-cash proceeds received	(74,000)	-	-
Impairment loss on mineral properties	7,588,508	-	100,000
Stock-based compensation	18,877,953	78,100	681,025

Change in operating assets and liabilities:
Amounts receivable and prepaid expenses	(28,797)	40,199	103,502
Taxes recoverable	(238,984)	5,648	(32,311)
Accounts payable and accrued liabilities	395,649	(18,298)	62,839
Unrealized foreign exchange (loss)/gain in
operating assets and liabilities	(8,176)	(8,513)	-

Net cash used in operating activities	(21,946,376)	(1,228,221)	(1,172,355)

Financing Activities
Proceeds from share subscriptions received	255,000	-	-
Proceeds from issuance of common stock, net	24,030,397	-	-

Net cash provided by financing activities	24,285,397	-	-

Investing Activities
Mineral property acquisition costs	(999,844)	-	(100,000)
Purchase of property and equipment	(61,918)	-	-

Net cash (used in) investing activities	(1,061,762)	-	(100,000)

Increase (decrease) in cash and cash equivalents	1,277,596	(1,228,221)	(1,272,355)
Cash and cash equivalents - beginning of period	-	2,505,480	2,776,177

Cash and cash equivalents - end of period	$ 1,277,259	$ 1,277,259	$ 1,503,822

Non-cash investing and financing activities:
Issuance of common stock for mineral properties	$ 3,840,500	$ -	$ -
Issuance of common stock for services	5,721,125	-	425,000

Supplemental Disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements - Unaudited

For the quarter ended September 30, 2010

(Expressed in US Dollars)

1.

Exploration Stage Company and Going Concern

Energizer Resources Inc. (formerly Uranium Star Corp. referred to as "the Company") was incorporated in the State of Nevada, United States of America on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008.  The Company is an Exploration Stage Company, as defined by ASC Topic-915, "Development Stage Entities".  During fiscal 2008, the Company incorporated Uranium Star (Mauritius) Ltd., a subsidiary in the country of Mauritius and Energizer Resources Madagascar Sarl (formerly Uranium Star Madagascar Sarl), a subsidiary in the country of Madagascar.  In fiscal 2009, the Company incorporated THB Venture Ltd, a company incorporated in Mauritius to hold the interest in Energizer Resources Minerals Sarl (formerly Uranium Star Minerals Sarl) which holds the Madagascar properties. The Company's principal business is the acquisition and exploration of mineral resources.  The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has yet to generate revenue from mining operations or pay dividends and is unlikely to do so in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As at September 30, 2010, the Company has accumulated losses of $48,527,864.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Significant Accounting Policies

Interim Consolidated Financial Statements

These unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and should be read in conjunction with those annual financial statements.  In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Fair Value of Marketable Securities Hierarchy

FASB Accounting Standards Codification ó Effective for interim and annual periods ending after September 15, 2009, the FASB has defined a new hierarchy for U.S. GAAP and established the FASB Accounting Standards Codification (ASC) as the sole source for authoritative guidance to be applied by nongovernmental entities. The adoption of the ASC changes the manner in which U.S. GAAP guidance is referenced, but it does not have any impact on the Company’s Consolidated Balance Sheet or Consolidated Statement of Operations.

Beginning July 1, 2008, the Company partially applied FAS 157 (ASC Topic-820) as allowed by FASB Staff Position ("FSP") 157-2, (ASC Topic-820-10) which delayed the effective date of ASC Topic-820 for non-financial assets and liabilities.  As of July 1, 2008 the Company had applied the provisions of ASC Topic-820 to its financial instruments and the impact was not material.  The Company adopted ASC Topic-820 to its non-financial assets and liabilities. The adoption did not have a material impact on the financial statements.

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

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements - Unaudited

For the quarter ended September 30, 2010

(Expressed in US Dollars)

2. Significant Accounting Policies - continued

ASC Topic-820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by ASC Topic-820 are as follows:

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

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers' needs. At each balance sheet date, the Company performs an analysis of all instruments subject to ASC Topic-820 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

As of September 30, 2010, all of marketable securities owned by the Company were level 1 within the fair value hierarchy.

3.	Equipment

			September 30, 2010	June 30, 2010
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
Exploration equipment	$ 44,445	$ 31,111	$ 13,334	$ 15,556

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements - Unaudited

For the quarter ended September 30, 2010

(Expressed in US Dollars)

4.

Related Party Transactions

The following are the related party items for the three-month period ended September 30, 2010:

a)

The Company incurred a total of $13,960 (September 30, 2009: $9,794) in office administration and rent expense from a company related by common management.

b)

During the period, Nil (September 30, 2009: 725,000) stock options valued at $Nil (September 30, 2009: $681,025) were issued to directors, officers and relatives of directors (Note 7).

c)

A total of Nil (September 30, 2009: 1,875,000) shares were issued to directors, officers and relatives of directors for services at a fair value of $Nil (September 30, 2009: $318,750).

d)

The Company incurred $171,254 (September 30, 2009: $96,335) in administrative, management and consulting fees to directors, officers and relatives of directors.

The following are the related party balances as of September 30, 2010:

a)

Included in accounts payable and accrued liabilities is $4,900 (2010: $Nil) owing to all related party.

5.

Mineral Properties

Three Horses Property, Madagascar, Africa

On August 22, 2007, the Company entered into a joint venture agreement with Madagascar Minerals and Resources Sarl ("MMR"), a Madagascar incorporated company.  The joint venture was established with the Company owning a 75% undivided interest and MMR owning the remaining 25% interest in the Three Horses Property.  In order to acquire the 75% interest, the Company paid a total of $765,000, and issued 1,250,000 common shares and 500,000 share purchase warrants of the Company.  Each share purchase warrant is exercisable at $1.00 per share for a period of 2 years from the date of issuance.  On December 10, 2007, the Company issued 1,250,000 common shares valued at $375,000 based on the prevailing quoted market price of $0.30 per share and 500,000 now expired share purchase warrants valued at $60,560 using the Black-Scholes option pricing model.  As the Company has not yet been determined whether the property has proven or probable reserves, the Company recognized an impairment loss of $1,200,560 which represents the total cash paid and the value of common shares and warrants issued.

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

On July 9, 2009, the Company entered into an agreement to acquire the remaining 25% interest for $100,000.  On acquisition of the remaining 25% the joint venture with MMR was terminated.  MMR retains a 2% net smelter return (“NSR”). The NSR on this 25% interest portion can be acquired by the Company for $500,000 in cash or common shares for the first 1% and at a price of $1,000,000 in cash or common shares for the second 1% at our option.

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements - Unaudited

For the quarter ended September 30, 2010

(Expressed in US Dollars)

5.

Mineral Properties - Continued

Sagar Property - Romanet Horst, Labrador Trough, Quebec, Canada

On May 2, 2006, the Company signed a letter of intent for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  The vendor had the right and option to sell the remaining 25% interest in the property.  This agreement was subject to a NSR dated May 27, 1992, as amended November 3, 1993.  The vendor had previously acquired a 100% interest in the property, subject to a 1% NSR on certain claims, and a 0.5% NSR on other claims.  The vendor has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, the Company issued 2,000,000 common shares, 2,000,000 now expired share purchase warrants and incurred exploration expenditures greater than $2,000,000 on the property before September 1, 2008. Further, on February 28, 2007 the vendor exercised its option to sell its remaining 25% interest on the property to the Company for 1,000,000 common shares (valued at $1,219,000) and 1,000,000 share purchase warrants valued at $752,985 using the Black-Scholes pricing model.  The Company now owns a 100% interest in this property.  The Company has incurred exploration expenditures of $7,363,663 as at September 30, 2010.

On August 15, 2006, the Company acquired 19 mineral claims contiguous to the Sagar property for $5,385; 150,000 common shares valued at $103,500; and 75,000 share purchase warrants valued at $34,961.  These common shares and warrants were issued on October 4, 2006.  As at September 30, 2010, the cumulative impairment loss which represents the total cash paid and the value of common shares and warrants issued, was $143,846.

6.

Common Stock

a)

On August 17, 2009, the Company issued 2,250,000 common shares to directors, officers and consultants as compensation for services rendered at a fair value of $382,500. The shares were valued at an estimated fair market value of $0.17 per share based on the prevailing quoted market price on the date of issue.

b)

On October 5, 2009, the Company issued 500,000 common stock valued at $340,000, and 250,000 share purchase warrants valued at $113,125 to a director.  The prevailing market price on the date of issuance was $0.68. The share purchase warrants issued are exercisable at $0.58 per share for a period of two years from date of issuance.  The warrants were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate ñ 2.25%; expected volatility ñ 172%; dividend yield ñ NIL; and expected life ñ 2 years.

c)

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

The units were issued together with listing and filing rights, which rights could have been converted into an escalating number of common shares if the Company did not complete its TSX-V Listing or file a resale registration statement for the securities issued in connection with the 2010 Offering (the “Registration Statement”) by certain specific dates.  The Company was listed on the TSX-V on May 5, 2010 and its Registration Statement was approved by the Securities Exchange Commission on November 10, 2010,  Therefore the rights are now expired.

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements - Unaudited

For the quarter ended September 30, 2010

(Expressed in US Dollars)

6.

Common Stock - continued

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

d)

On March 31, 2010, 2,000,000 stock options were exercised for gross proceeds of $300,000.

e)

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

f)

On May 11, 2010, the Company issued 6,650,000 stock options to directors, officers and consultants of the Company valued at $2,269,645 using the Black-Scholes option pricing model.

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements - Unaudited

For the quarter ended September 30, 2010

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

The following table summarizes the continuity of the Company's stock options:

	Number	Weighted-Average
	of Options	Exercise Price

Outstanding and exercisable, June 30, 2009	7,630,000	0.15
Granted	8,505,000	0.40
Exercised	(2,000,000)	0.15
Cancelled	(515,000)	0.42

Outstanding and exercisable, June 30, 2010	13,620,000	0.30
No activity during the period

Outstanding and exercisable, September 30, 2010	13,620,000	$ 0.30

Additional information regarding options outstanding and exercisable as at September 30, 2010 is as follows:

Number of	Weighted Average Remaining	Weighted Average
Stock Options	Contractual Life (years)	Exercise Price ($)

365,000	0.83	0.15
650,000	1.16	0.15
1,920,000	1.43	0.15
2,695,000	1.78	0.15
750,000	2.93	0.35
590,000	3.08	0.57
6,650,000	3.62	0.40

13,620,000	2.94	0.30

The following were the Black-Scholes pricing model assumptions used to value the stock options issued:

	September 30, 2010	June 30, 2010

Risk-free interest rate	-	2.25% - 2.75%
Expected dividend yield	-	0.00%
Expected volatility	-	147% - 158%
Expected option life (in years)	-	4.00

Energizer Resources Inc. (formerly Uranium Star Corp.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements - Unaudited

For the quarter ended September 30, 2010

(Expressed in US Dollars)

8.

Warrants

The following table summarizes the continuity of the Company's warrants:

	Number	Weighted-Average
	of Warrants	Exercise Price ($)

Outstanding, June 30, 2009	8,408,000	0.23
Granted	24,056,667	0.49
Exercised	(575,000)	1.00

Outstanding, June 30, 2010	31,889,667	0.41
Granted	500,000	0.20

Outstanding, September 30, 2010	32,389,667	0.41

At September 30, 2010, the following share purchase warrants were outstanding:

Exercise	Number of	Expiry
Price ($)	Warrants	Date
0.20	3,775,000	June 15-30, 2011
0.10	408,000	June 30, 2011
0.58	250,000	September 29, 2011
0.30	870,000	March 15, 2012
0.20	500,000	July 2, 2012
0.50	870,000	March 15, 2013
0.30	400,000	March 15, 2013
0.15	3,650,000	April 26, 2013
0.50	21,666,667	May 5, 2013
	32,389,667

9.

Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all potentially dilutive shares since their effect is anti-dilutive.  As at September 30, 2010 there were a total of 46,009,667 (June 30, 2010: 45,509,667) potentially dilutive stock options and warrants outstanding.

10.

Subsequent Event

Richard Quesnel was appointed to the Board of Directors on October 21, 2010.  On the same date a total of 1,100,000 common stock purchase options were issued to Mr. Quesnel under the terms of the incentive stock option plan of the Company filed with the TSX Venture Exchange and approved by shareholders at the last Annual General Meeting of Shareholders of the Company held on December 9, 2009.  The fully vested options are exercisable at a price of $0.25 per share for a period of four years and are subject to a six-month hold period from the date of the issuance.

As used in this quarterly report, “we”, “us”, “our”, “Energizer Resources”, “Company” or “our company” refers to Energizer Resources Inc. and all of its subsidiaries.

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

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with the our Financial Statements and Notes to Financial Statements included in its 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 27, 2010.

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

Our executive offices are currently located at 520–141 Adelaide Street West, Toronto, Ontario, Canada M5H 3L5. Our telephone number is (416) 364-4911. We maintain a website at http://www.energizerresources.com. These offices are leased on a month-to-month basis, and our monthly rental payments are currently approximately CAD$5,000.

UNTIL WE CAN VALIDATE OTHERWISE, THE PROPERTIES OUTLINED BELOW HAVE NO KNOWN MINERAL RESERVES OF ANY KIND AND WE ARE PLANNING PROGRAMS THAT ARE EXPLORATORY IN NATURE.

Further details regarding the our properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on our company’s Sagar property in Northern Quebec and our company’s Three Horses Property (now called Green Giant Property) in Madagascar can be found on the Company’s website: www.energizerresources.com or in the company’s filings on www.sedar.com. The websites are expressly not incorporated by reference into this filing.

Milestones

Green Giant Property, Madagascar

On August 22, 2007, we acquired a 75% interest in approximately 225 sq. kilometres of mineral permits in the District of Toliara, Madagascar.  This interest is held by a limited liability company that was formed  under the laws of Madagascar which held a 75% interest in the property.  The remaining 25% interest was held by Madagascar Minerals and Resources sarl.  Exploration programs have been carried out in the first quarter of 2007 and the first half of 2008 on the Green Giant Property as well as the Ianapera Coal Property located to the north of the Green Giant Property.

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

On July 9, 2009, our company acquired the remaining 25% interest in the Madagascar property and now holds a 100% in interest in the property.

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

Competitive Conditions

The mineral exploration and mining industry is competitive in all phases of exploration, development and production. We  compete with a number of other entities and individuals in the search for, and acquisition of, attractive mineral properties. As a result of this competition, the majority of which is with companies with greater financial resources than us, our company may not in the future be able to acquire attractive properties on terms it considers acceptable.  Furthermore, we  compete with other resource companies, many of whom have greater financial resources and/or more advanced properties that are better able to attract equity investments and other capital.  Factors beyond our control of  may affect the marketability of minerals mined or discovered by our company.

Employees

As of September 30, 2010, we had nil total employees and nil full-time employees. We engage consultants to serve as officers and to perform professional and administrative functions of our company.

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
W
TAIGA Consultants Ltd.
URANIUM STAR

Green Giant Property Boundary (blue lines are creeks, red lines are property boundary, black lines are seasonal tracks)

Agreement
On August 22, 2007, we entered into a joint venture agreement with Madagascar Minerals and Resources sarl (“MMR” or “Madagascar Minerals”), a company incorporated under the laws of Madagascar. The joint venture, to be known as the “Three Horses Joint Venture”, was operated through a Madagascar limited liability company in which our company held 75% undivided interest and Madagascar Minerals held the remaining 25% interest.

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

•

Airborne geophysical surveying over the Green Giant Property by Fugro Airborne Surveys Ltd

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

Composited Vanadium Mineralization in 2009 Drill Holes

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
J-01		1.50	25.50	0.65	24.00
J-01		25.5	28.10	0.45	2.60
J-01		28.10	37.50	0.17	9.40
J-01		37.50	42.00	0.40	4.50
J-01		42.00	60.00	0.20	18.00
J-01		60.00	90.00	0.75	30.00
J-01		90.00	97.50	0.36	7.50
J-01		97.50	103.50	0.16	6.00
J-01		111.00	126.00	0.17	15.00
J-01		132.00	136.50	0.32	4.50
J-02		1.80	17.00	0.46	15.20
J-02		17.00	24.50	1.06	7.50
J-02		24.50	38.00	0.37	13.50
J-02		38.00	51.50	0.96	13.50
J-02		51.50	68.00	0.20	16.50
J-02		68.00	69.50	0.64	1.50
J-02		69.50	77.00	0.28	7.50
J-02		86.00	89.00	0.36	3.00
J-03		1.50	22.50	0.57	21.00
J-03	incl.	1.50	9.00	0.65	7.50
J-03	incl.	9.00	16.50	0.44	7.50
J-03	incl.	16.50	22.50	0.65	6.00
J-03		22.50	42.00	0.27	19.50
J-03		42.00	78.00	1.00	36.00
J-03		78.00	93.00	0.15	15.00
J-03		93.00	99.00	0.53	6.00
J-03		99.00	102.00	0.20	3.00

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
J-04		9.00	23.90	0.22	14.90
J-04		23.90	39.10	0.59	15.20
J-04	incl.	27.00	30.50	0.80	3.50
J-04		39.10	76.50	0.24	37.40
J-04		76.50	85.50	0.57	9.00
J-04		85.50	94.50	0.14	9.00
J-04		94.50	103.50	0.41	9.00
J-04		103.50	109.50	0.19	6.00
J-04		119.50	150.00	0.15	30.50
J-04		150.00	153.00	0.82	3.00
J-04		153.00	168.00	0.19	15.00
J-04		196.50	204.00	0.29	7.50
J-04		214.50	219.00	0.40	4.50
J-05		1.50	9.00	0.83	7.50
J-05		9.00	39.00	0.30	30.00
J-05		39.00	75.00	0.79	36.00
J-05	incl.	39.00	45.00	0.91	6.00
J-05	incl.	45.00	55.50	0.70	10.50
J-05	incl.	55.50	73.50	0.89	18.00
J-05	incl.	73.50	75.00	0.50	1.50
J-05		75.00	91.50	0.14	16.50
J-05		91.50	97.50	0.52	6.00
J-05		97.50	115.00	0.17	17.50
J-06		0.00	7.50	0.44	7.50
J-06		7.50	19.50	1.36	12.00
J-06		19.50	33.70	0.45	14.20
J-06		33.70	46.70	0.94	13.00
J-06		46.70	84.00	0.23	37.30
J-07		14.00	170.00	0.18	156.00
J-07		212.00	218.00	0.31	6.00
J-07		231.50	237.50	0.30	6.00
J-08		2.00	8.00	0.41	6.00
J-08		8.00	45.00	0.25	37.00
J-08		45.00	56.00	0.49	11.00
J-08		56.00	68.00	0.82	12.00
J-08		68.00	77.00	0.52	9.00
J-08		77.00	86.50	0.17	9.50
J-09		1.50	6.00	0.27	4.50
J-09		6.00	49.50	1.00	43.50
J-09		49.50	52.50	0.55	3.00
J-09		52.50	66.00	0.14	13.50
J-09		66.00	72.00	0.48	6.00
J-09		72.00	93.00	0.17	21.00
J-10		2.00	5.00	0.36	3.00

DDH ID	From (m)	To (m)	V2O5 (%)	Interval (m)
J-10	5.00	18.50	0.81	13.50
J-10	18.50	26.00	0.44	7.50
J-10	26.00	47.00	0.26	21.00
J-10	47.00	77.00	0.79	30.00
J-10	77.00	81.50	0.36	4.50
J-10	81.50	89.00	0.17	7.50
J-10	101.00	105.50	0.16	4.50
J-10	105.50	108.50	0.53	3.00
J-10	108.50	120.50	0.15	12.00
J-10	120.50	126.50	0.41	6.00
J-11	126.50	138.50	0.16	12.00
J-11	138.50	141.50	0.57	3.00
J-11	141.50	153.50	0.17	12.00
J-12	0.50	31.50	0.22	31.00
J-12	31.50	45.00	0.41	13.50
J-12	45.00	54.00	0.73	9.00
J-12	54.00	66.00	0.30	12.00
J-12	66.00	94.50	0.14	28.50
J-12	106.50	109.50	0.51	3.00
J-13	1.60	16.50	0.71	14.90
J-13	16.50	37.50	0.97	21.00
J-13	37.50	57.00	0.20	19.50
J-13	57.00	63.00	0.45	6.00
J-13	63.00	85.50	0.16	22.50
J-14	40.50	70.70	0.17	30.20
J-14	79.50	97.50	0.10	18.00
J-14	120.00	153.00	0.22	33.00
J-14	153.00	156.00	0.62	3.00
J-14	156.00	159.00	0.29	3.00
J-14	159.00	169.50	0.15	10.50
J-15	0.20	3.00	0.35	2.80
J-15	3.00	69.00	0.17	66.00
J-15	87.00	115.50	0.16	28.50
J-15	115.50	118.50	0.60	3.00
J-16	0.00	14.00	0.45	14.00
J-16	14.00	30.50	0.83	16.50
J-16	30.50	38.00	0.48	7.50
J-16	38.00	45.50	0.20	7.50
J-16	51.50	56.00	0.12	4.50
J-16	56.00	60.50	0.49	4.50
J-16	60.50	63.50	0.18	3.00
J-17	2.00	6.50	0.19	4.50
J-17	6.50	11.00	0.42	4.50
J-17	11.00	23.00	0.93	12.00

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
J-17		23.00	39.50	0.19	16.50
J-17		39.50	45.50	0.48	6.00
J-17		45.50	62.00	0.16	16.50
J-18		1.50	6.50	0.37	5.00
J-18		6.50	20.00	0.21	13.50
J-18		20.00	24.50	0.54	4.50
J-19		36.50	62.00	0.19	25.50
J-19		81.90	86.00	0.34	4.10
J-19		86.00	113.00	0.13	27.00
J-19		113.00	117.50	0.62	4.50
J-20		0.50	8.00	0.30	7.50
J-20		8.00	27.50	0.50	19.50
J-20		27.50	42.50	0.23	15.00
J-20		50.00	53.00	0.13	3.00
J-20		53.00	57.50	0.48	4.50
J-20		57.50	78.50	0.16	21.00
J-21		6.5	11.00	0.32	4.50
J-21		11.00	26.00	0.73	15.00
J-21		26.00	39.50	0.18	13.50
J-21		39.50	44.00	0.5	4.50
J-21		44.00	59.00	0.16	15.00
J-22		117.50	153.50	0.31	36.00
J-22	incl.	141.50	146.00	0.54	4.50
J-22		153.50	164.00	0.66	10.50
J-22		164.00	170.00	0.12	6.00
J-22		170.00	174.50	0.42	4.50
J-23		2	42.50	0.15	40.50
J-23		93.5	113.00	0.16	19.50
J-23		113.00	117.50	0.54	4.50
J-23		117.50	121.80	0.21	4.30
J-24		0.7	3.5	0.22	2.80
J-24		3.5	14	0.34	10.50
J-24		14	27.5	0.21	13.50
J-24		38	41	0.17	3.00
J-24		41	47	0.54	6.00
J-24		47	69.5	0.16	22.50
J-25		2	12.5	0.33	10.50
J-25		23	33.5	0.23	10.50
J-26		27.50	41.00	0.35	13.50
J-26		41.00	53.00	0.74	12.00
J-26		53.00	59.00	0.41	6.00
J-26		59.00	90.50	0.18	31.50
J-26		90.50	117.50	0.40	27.00
J-26		117.50	122.00	0.16	4.50

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
J-26		134.00	162.50	0.15	28.50
J-26		162.50	168.50	0.51	6.00
J-27		125.00	138.50	0.24	13.50
J-27		138.50	162.50	0.53	24.00
J-27	incl.	138.50	144.50	0.63	6.00
J-27	incl.	144.50	150.50	0.32	6.00
J-27	incl.	150.50	159.50	0.65	9.00
J-27	incl.	159.50	162.50	0.42	3.00
J-27		162.50	170.00	0.17	7.50
J-27		170.00	176.25	0.32	6.25
J-27		176.25	186.50	0.19	10.25
J-27	incl.	183.50	186.50	0.42	3.00
J-MET-01		2.50	5.50	0.43	3.00
J-MET-01		5.50	59.50	1.12	54.00
J-MET-01		59.50	64.00	0.51	4.50
J-MET-01		64.00	74.50	0.18	10.50
J-MET-02		2.50	10.00	1.11	7.50
J-MET-02		10.00	16.00	0.51	6.00
J-MET-02		16.00	23.50	0.18	7.50
J-MET-02		23.50	41.50	0.70	18.00
J-MET-02		41.50	64.00	0.22	22.50
J-MET-02		76.00	83.50	0.36	7.50
J-MET-02		83.50	121.00	0.17	37.50
J-MET-02		121.00	124.00	0.93	3.00
J-MET-02		124.00	133.00	0.26	9.00
J-MET-03		1.50	27.00	0.45	25.50
J-MET-03		27.00	78.00	0.80	51.00
J-MET-03		78.00	88.50	0.46	10.50
J-MET-03		88.50	96.00	0.17	7.50
M-11		7.00	38.00	0.22	31.00
M-11		38.00	57.50	0.58	19.50
M-12		3.50	20.00	0.47	16.50
M-12	incl.	3.50	9.50	0.64	6.00
M-12	incl.	9.50	20.00	0.37	10.50
M-13		123.00	132.50	0.18	9.50
M-13		132.50	144.00	0.40	11.50
M-13		144.00	153.00	0.17	9.00
M-13		153.00	156.00	0.57	3.00
M-13		156.00	166.50	0.81	10.50
M-13		166.50	175.50	0.36	9.00
M-14		1.50	4.50	0.27	3.00
M-14		4.50	21.00	0.70	16.50
M-14		21.00	30.00	0.33	9.00
M-14		30.00	100.50	0.74	70.50

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
M-14	incl.	30.00	39.00	0.54	9.00
M-14	incl.	39.00	49.50	0.82	10.50
M-14	incl.	49.50	55.50	0.59	6.00
M-14	incl.	55.50	66.00	0.71	10.50
M-14	incl.	66.00	100.50	0.79	34.50
M-14		100.50	112.50	0.30	12.00
M-15		3.50	26.00	0.72	22.50
M-15	incl.	3.50	12.00	0.60	8.50
M-15	incl.	12.00	26.00	0.81	14.00
M-15		26.00	47.00	0.38	21.00
M-16		66.5	74.7	0.18	8.20
M-16		74.7	81.5	0.64	6.80
M-16		81.5	89	0.33	7.50
M-16		89.00	180.50	0.80	91.50
M-16		180.50	191.00	0.29	10.50
M-17		3.40	12.50	0.20	9.10
M-17		12.50	29.00	0.45	16.50
M-17		29.00	113.00	0.97	84.00
M-17	incl.	29.00	44.00	0.77	15.00
M-17	incl.	44.00	113.00	1.01	69.00
M-17	incl.	102.50	111.50	1.45	9.00
M-17		113.00	121.10	0.18	8.10
M-17		121.10	126.50	0.36	5.40
M-18		4.10	41.00	0.71	36.90
M-18	incl.	4.10	15.50	0.67	11.40
M-18	incl.	15.50	32.00	0.81	16.50
M-18	incl.	32.00	41.00	0.59	9.00
M-18		41.00	57.50	0.41	16.50
M-18	incl.	44.00	57.50	0.45	13.50
M-18		57.00	77.00	0.13	20.00
M-19		60.50	69.50	0.36	9.00
M-19		69.50	156.50	0.94	87.00
M-19	incl.	134.00	156.50	1.23	22.50
M-19		156.50	174.50	0.33	18.00
M-19		156.50	174.50	0.33	18.00
M-20		5.00	90.50	0.98	85.50
M-20	incl.	5.00	30.50	0.65	25.50
M-20	incl.	30.50	42.50	0.42	12.00
M-20	incl.	42.50	75.50	1.55	33.00
M-20	incl.	75.50	83.00	0.33	7.50
M-20	incl.	83.00	90.50	0.97	7.50
M-20		90.50	105.50	0.36	15.00
M-21		3.50	18.50	0.42	15.00
M-21		18.50	36.50	0.26	18.00

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
M-22		68.00	69.50	0.17	1.50
M-22		69.50	153.50	0.84	84.00
M-22	incl.	69.50	95.00	0.85	25.50
M-22	incl.	83.00	92.00	1.10	9.00
M-22	incl.	95.00	108.50	0.34	13.50
M-22	incl.	108.50	126.50	1.41	18.00
M-22	incl.	126.50	134.00	0.46	7.50
M-22	incl.	134.00	143.00	1.17	9.00
M-22	incl.	143.00	153.50	0.52	10.50
M-22		153.50	164.00	0.34	10.50
M-22		164.00	168.50	0.14	4.50
M-23		1.70	8.00	0.34	6.30
M-23		8.00	30.50	0.73	22.50
M-23		30.50	38.00	0.30	7.50
M-23		38.00	68.70	0.45	30.70
M-23		68.70	77.00	0.95	8.30
M-23		77.00	95.00	0.40	18.00
M-24		12.50	35.00	0.31	22.50
M-25		108.50	111.50	0.33	3.00
M-25		111.50	123.50	0.80	12.00
M-25		123.50	137.00	0.61	13.50
M-26		48.50	77.00	0.82	28.50
M-26	incl.	48.50	54.30	0.54	5.80
M-26	incl.	54.30	74.00	0.94	19.70
M-26	incl.	74.00	77.00	0.55	3.00
M-26		77.00	110.00	0.33	33.00
M-26		110.00	114.50	0.68	4.50
M-26		114.50	132.50	0.30	18.00
M-27		2.00	14.00	0.70	12.00
M-27		14.00	35.00	0.35	21.00
M-37		132.50	233.00	0.86	100.50
M-37	incl.	132.50	141.50	0.60	9.00
M-37	incl.	141.50	159.50	0.90	18.00
M-37	incl.	159.50	164.00	0.58	4.50
M-37	incl.	164.00	219.50	0.98	55.50
M-37	incl.	192.50	215.00	1.11	22.50
M-37	incl.	219.50	224.00	0.46	4.50
M-37	incl.	224.00	227.00	1.04	3.00
M-37	incl.	227.00	233.00	0.46	6.00
M-38		198.50	215.00	0.19	16.50
M-38		215.00	237.50	0.85	22.50
M-38		237.50	245.00	0.26	7.50
M-39		132.50	135.50	0.15	3.00
M-39		135.50	141.50	0.56	6.00
M-39		141.50	147.50	0.29	6.00
M-39		200.00	208.80	0.17	8.80
M-39		208.50	212.00	0.37	3.50
M-39		212.00	215.00	0.68	3.00
M-39		215.00	224.00	0.40	9.00
M-39		224.00	229.50	0.09	5.50
M-39		229.50	249.50	0.79	20.00
M-39	incl.	229.50	233.00	0.62	3.50
M-39	incl.	233.00	249.50	0.84	16.50
M-39	incl.	233.00	237.50	0.99	4.50
M-39	incl.	237.50	240.50	0.42	3.00
M-39	incl.	240.50	249.50	0.90	9.00
M-39		249.50	258.50	0.28	9.00
M-40		215.00	218.00	0.83	3.00
M-40		218.00	224.00	0.35	6.00
M-41		104.00	117.50	0.27	13.50
M-41		117.50	212.00	0.87	94.50
M-41	incl.	153.50	161.00	1.06	7.50
M-41	incl.	188.00	210.00	1.05	22.00
M-41		212.00	216.50	0.41	4.50
M-41		216.50	219.50	0.98	3.00
M-41		219.50	224.00	0.41	4.50
M-42		182.00	190.00	0.38	8.00
M-42		195.50	206.00	0.23	10.50
M-42		206.00	291.50	0.71	85.50
M-42		291.50	294.50	0.30	3.00

Composited Vanadium Mineralization in 2010 Drill Holes

Drill hole results from the exploration program completed through July 2010 are as follows:

INTERVAL					INCLUDING
Hole ID	V205 Grade	From (m)	To (m)	Interval (m)	V205	From (m)	To (m)	Interval (m)
K-01	0.559	92	95	3	-	-	-	-
K-01	0.523	99.5	113	13.5	-	-	-	-
K-01	0.59	140	155	15	0.647	143	152	9
K-02	0.522	180.5	204.5	24	0.645	185	192.5	7.5
K-03	0.616	93.5	135.56	42.06	-	-	-	-
K-03	0.628	138.5	150.5	12	0.74	140	144.5	4.5
K-04	0.514	141.5	189.5	48	0.612	149	159.77	10.77
K-04	-	-	-	-	0.683	164.18	167	2.82
K-05	0.588	45.5	104	58.5	0.61	48.5	89	40.5
K-06	0.577	108.5	139.75	31.25	0.611	113	134	21
K-06	0.519	189.52	194	4.48	-	-	-	-
K-07	0.58	161	258.5	97.5	0.714	174.5	213.5	39
K-08	0.527	92.26	100.5	8.24	-	-	-	-
K-09	0.555	132.5	230	97.5	0.606	144.5	195.5	51
K-09	-	-	-	-	0.643	203	230	27
K-13	0.562	125	181.47	56.47	0.606	135.5	181.47	45.97
M-05	0.572	50	90.5	40.5	0.705	51.5	62	10.5
M-05	-	-	-	-	0.661	78.5	90.5	12
M-44	0.686	75.5	87.5	12	0.974	80	83	3
M-48	0.692	50	62	12	0.864	51.5	59	7.5
M-49	0.734	192.5	200	7.5	1.036	194	197	3
M-53	0.711	71	86	15	0.946	72.5	80	7.5
M-53	0.616	99.5	102.5	3	-	-	-	-
M-54	0.528	134	147.5	13.5	0.749	134	137	3
M-55	0.602	102.5	108.5	6	0.88	104	107	3
M-55	0.548	116	137	21	-	-	-	-
M-55	0.521	147.5	155	7.5	-	-	-	-
M-56	0.726	163.5	178.5	15	0.801	168	177	9
M-56	0.711	180	244.5	64.5	0.983	223.5	234	10.5
M-57	0.621	24.5	63.5	39	0.948	44	48.5	4.5
M-58	0.783	161	185	24	0.945	171.5	180.5	9

INTERVAL					INCLUDING
Hole ID	V205 Grade	From (m)	To (m)	Interval (m)	V205	From (m)	To (m)	Interval (m)
M-59	0.844	81.5	102.5	21	0.981	90.5	101	10.5
M-60	0.751	210.5	219.5	9	-	-	-	-
M-60	0.773	231.5	236	4.5	-	-	-	-
M-62	0.706	51.5	84.5	33	0.991	65	69.5	4.5
M-62	-	-	-	-	1.057	80	83	3
M-65	0.736	50	60.5	10.5	-	-	-	-
M-65	0.531	101	108.5	7.5	-	-	-	-
M-71	0.725	188	273.5	85.5	0.923	192.5	198.5	6
M-71	-	-	-	-	1.2	221	234.5	13.5
M-71	-	-	-	-	0.922	245.64	260	14.36
M-72	0.594	53	66.5	13.5	0.838	54.5	59	4.5
M-73	0.611	51.5	63.5	12	0.714	53	60.5	7.5
M-74	0.667	51.5	66.5	15	0.874	53	60.5	7.5
M-74	0.505	95	101	6	-	-	-	-
M-75	0.516	30.17	33.5	3.33	-	-	-	-
M-75	0.618	45.5	77	31.5	0.922	54.5	66.5	12
M-76	0.53	54.5	69.5	15	-	-	-	-
M-82	0.533	119	126.5	7.5	-	-	-	-
M-83	0.66	45.5	71	25.5	1.073	56	63.5	7.5
M-84	0.564	149.75	162.5	12.75	-	-	-	-
M-85	0.609	96.5	108.5	12	-	-	-	-
M-85	0.657	113	131	18	0.859	122	126.5	4.5
M-86	0.65	155	191	36	-	-	-	-
M-87	0.749	185	283.5	98.5	0.801	195.5	270.5	75
M-88	0.64	206	249.5	43.5	0.731	221	245	24
M-88	0.608	266	276.5	10.5	-	-	-	-
M-88	0.688	284	306.5	22.5	0.823	297.5	305	7.5
M-89	0.846	240.4	312.5	72.1	0.912	252.5	294.5	42
M-89	-	-	-	-	1.043	306.5	311	4.5
M-91a	0.875	243.5	303.5	60	0.939	282.5	303.5	21
MM-01	0.911	2.5	156.5	154	1.166	71	155	84
MM-01	-	-	-	-	1.343	74	86	12
MM-01	-	-	-	-	1.327	102.5	126.5	24

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

Our company’s National Instrument 43-101 compliant resource estimate confirmed that a significant amount of vanadium has been discovered in two mineralized zones that account for a very small portion (1.35 kilometers) of the overall 18-kilometre trend of continuous vanadium mineralization.

The Manga zone has a high-grade core with vanadium values assaying as high as 1.2% V2O5 and is open along strike to the south and at depth. In just 500 meters of strike-length drilled to date, the Manga zone accounts for 77% of the total resource estimate.

To date, 131 diamond drill holes and 151 trenches, totaling 38,643 meters have been completed on the property. Assay results for the 2010 exploration program have been received, and our management hopes to complete, but cannot guarantee,  a NI 43-101 compliant preliminary economic assessment (scoping) study by the end of 2010.

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

The expected cost of the recommended program through December 31, 2010 is $500,000.

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

Agreement

On May 4, 2006, Virginia Mines Inc. (“Virginia”) and our company entered into a binding agreement whereby our company was granted an option to acquire an undivided 75% participating interest in 200 claims constituting the Sagar Property located in the Labrador Trough in Northern Québec.  Under the terms of this agreement, our company had the option to earn a 75% interest in the Sagar Property by issuing to Virginia 2,000,000 common shares and 2,000,000 common share purchase warrants of our company, each warrant entitling Virginia to acquire one common share of our company at a price of US$1.00 for a period of three years from the date of issue thereof, and by incurring total exploration expenditures of $2,000,000 on the Sagar Property by August 2008.  Furthermore, Virginia had the option, at any time, to sell its remaining 25% participating interest in the Sagar Property in consideration for the issue to it of 1,000,000 common shares and 1,000,000 common share purchase warrants of our company.  The common share purchase warrants shall be exercisable at a price equal to the 20-trading day weighted average closing price preceding the selling date, and shall be valid for a period of two years from the date of issuance.  Upon our company earning a 100% interest in the Sagar Property, Virginia shall retain a 1.5% royalty (net smelter returns).

On June 2, 2006, we exercised our option to earn a 75% interest in the Sagar Property by issuing to Virginia 2,000,000 common shares and 2,000,000 common share purchase warrants of our company, each warrant entitling Virginia to acquire one common share of our company at a price of US$1.00 for a period of three years from the date of issue thereof, and by incurring total exploration expenditures of $2,000,000 on the Sagar Property by August 2008.

On February 19, 2007, Virginia exercised its option to sell its 25% remaining interest in the Sagar Property to our company and in connection therewith, our company issued to Virginia 1,000,000 common shares and 1,000,000 common share purchase warrants, with each such warrant being exercisable at a price of $1.24 for a period of two years from the date of issuance. As a result of this exercise, our company now holds a 100% interest in the Sagar Property, subject to a royalty equal to 1% of net smelter returns on certain claims, 0.5% on net smelter returns on other claims owned by Pierre Poisson and Joanne Jones (the “P&J Royalty”) (see below), and a royalty in favor of Virginia equal to 1.5% of net smelter returns. Under the agreement with Virginia, our company must incur aggregate exploration expenditures of at least $2,000,000 on the Sagar Property on or before August 31, 2008. As at June 30, 2010, we incurred an aggregate of $7,363,663 of exploration expenditures on the Sagar Property.

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

In consideration of our company receiving a 100% interest in these claims, subject to any net smelter return royalties, our company paid CAD$6,000, and issued 150,000 common shares and a warrant exercisable for 75,000 common shares, exercisable at $1.00 per share for a three year period from date of issuance.

Underlying net Smelter Royalty (“NSR”)

Mr. Ferderber retains a 1% NSR on this property and agreed that our company shall have a first right of refusal to purchase the 1% NSR should Mr. Ferderber, at his sole discretion, elect to sell the royalty.

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

Other Expenses

Management anticipates spending approximately $250,000 - $300,000 in ongoing general and administrative expenses per quarter for the next twelve months.  These general and administrative expenses will consist primarily of professional fees for the accounting, audit, legal and managerial work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  However, the overall general and administration expenses will vary in direct proportion with the level of activity relating to future acquisitions and exploration programs.

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

•

From inception to June 30, 2004, we raised $59,750 through the issuance of 9,585,000 common shares.

•

For the year ended June 30, 2005, we did not raise any new financing.

•

For the year ended June 30, 2006, we raised $795,250 through the issuance of 2,750,000 common shares and 2,265,000 share purchase warrants.

•

For the year ended June 30, 2007, we raised $17,300,000 through the issuance of 34,600,000 common shares and 29,000,250 share purchase warrants.

•

For the year ended June 30, 2008, we did not raise any new financing.

•

For the year ended June 30, 2009, we raised $680,000 through the issuance of 6,800,000 common shares and 3,400,000 share purchase warrants.

•

For the year ended June 30, 2010, we raised $6,500,000 through the issuance of 21,666,667 common shares and 21,666,667 share purchase warrants.

•

For the three months ended September 30, 2010, our company has not raised any capital or issued any common shares or share purchase warrants.

Going forward, we anticipate that additional funding will be in the form of equity financings from the sale of our common stock.  However, our company cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of common stock for additional phases of exploration.  Our management believes that debt financing will not be an alternative for funding additional phases of exploration.  We do not have any arrangements in place for any future equity financing.

Results of Operations

We have had no operating revenues from inception on March 1, 2004 through to the period ended September 30, 2010. Our activities have been financed from the proceeds of share subscriptions.  From inception, on March 1, 2004, to September 30, 2010, we raised net aggregate proceeds of $24,030,397 from private offerings of our securities.

For the period from inception, March 1, 2004, to September 30, 2010, we incurred a loss before income taxes of $48,527,864.  Expenses included $24,901,125 in mineral property and exploration costs. These costs charged to operations were for the acquisition of the Madagascar properties, Sagar Properties in Canada and other abandoned properties.  This amount includes ancillary costs related to the mineral properties.  We also incurred $2,727,301 in professional fees since inception.  In addition, since inception, we have recorded general and administrative expenses of $3,762,446 which includes rental costs, travel and office expenses; stock based compensation valued at $18,799,853, a foreign exchange translation gain of $781,466, donated services and expenses of $18,750 and total other income (including interest) of $948,730.

Liquidity and Capital Resources

As at September 30, 2010, we had cash on hand of $1,277,259 and a working capital of $1,197,396.

We hold a significant portion of cash reserves in Canadian dollars.  Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in translation gains or losses in US dollar terms.  If there was to be a significant decline in the Canadian dollar versus the US Dollar the US dollar cash position would also significantly decline.  We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations.  Such foreign exchange declines could cause us to experience losses.

There are no assurances that we will be able to achieve further sales of common stock or any other form of additional financing.  If our company is unable to achieve the financing necessary to continue the plan of operations, then we will not be able to continue our exploration and our venture will fail.

Issuances of Securities

We have funded our business to date from sales of our common stock.  During the year ended June 30, 2009, we closed a private placement comprising of 6,800,000 units for gross proceeds of $680,000. Each unit consists of one share of common stock and one-half share purchase warrant. Each warrant is exercisable at $0.20 per share for a period of two years from date of issuance. In connection with the private placement, we paid 408,000 shares of common stock and 408,000 broker warrants valued at $0.10 per unit as commission. Each broker warrant is exercisable at $0.10 per share for a period of 2 years from the date of issuance.   All of these shares were issued to non-US investors pursuant to the exemption provided by Regulation S under the Securities Act for a transaction not involving a public offering.

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

On March 15, 2010, our company closed a private placement of 21,666,667 units for gross proceeds of $6,500,000 (the “2010 Offering”).  Each unit consists of one common share and one common share purchase warrant.  Each warrant entitles the holder to purchase one common share at an exercise price of $0.50 for a period of three years following the later of March 15, 2010 and the date of listing on the TSX-V, which occurred on May 5, 2010 under the trading symbol EGZ.  The expiry of the warrants may be accelerated by our company if the common shares trade at a price greater than $0.75 at any time after 9 months from March 15, 2010 for a period of 21 consecutive days on the OTC Bulletin Board ("OTCBB") or the TSX-V, provided that our company has filed, and had declared effective, the Registration Statement (as defined below).

The units were issued together with listing and filing rights, which rights could have been converted into an escalating number of common shares if the Company did not complete its TSX-V Listing or file a resale registration statement for the securities issued in connection with the 2010 Offering (the “Registration Statement”) by certain specific dates.  The Company was listed on the TSX-V on May 5, 2010 and its Registration Statement was approved by the Securities Exchange Commission on November 10, 2010,  Therefore the rights expired.

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

All of these shares were issued to non-US investors pursuant to the exemption provided by Section 4 (2) under the Securities Act for a transaction not involving a public offering. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) of the U.S. Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

Foreign currencies

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

ITEM 3. – QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the development and mining of our mining claim.

ITEM 4. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Management’s report on internal control over financial reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment.  Based on this evaluation, we have concluded that, as of September 30, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as described below.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. – RISK FACTORS

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

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception.  Since our inception to September 30, 2010, we had accumulated net losses of $48,527,864.  If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2010.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. – EXHIBITS

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

ENERGIZER RESOURCES INC.

Date: November 11, 2010

By: /s/ J A Kirk McKinnon

J. A. Kirk McKinnon
Chief Executive Officer

/s/ Richard Schler

Richard E. Schler

Chief Financial Officer

Exhibit 31.1

Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------

I, J A Kirk McKinnon, certify that:

 1.  I have reviewed this annual report on Form 10-Q of Energizer Resources Inc.;

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

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

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

Dated:   November 11, 2010

   /s/ J A Kirk McKinnon

J A Kirk McKinnon, Chief Executive Officer

Exhibit 31.2

Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------

I, Richard E. Schler, certify that:

 1.  I have reviewed this annual report on Form 10-Q of Energizer Resources Inc.;

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

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

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

Dated:   November 11, 2010

   /s/ Richard E. Schler

Richard E. Schler, Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the quarterly report of Energizer Resources Inc. (the "Company") on Form 10-Q for the period ending September 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J A Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:   November 11, 2010

/s/ J A Kirk McKinnon

J A Kirk McKinnon, Chief Executive Officer

Exhibit 32.2

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the quarterly report of Energizer Resources Inc. (the "Company") on Form 10-Q for the period ending September 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J A Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:   November 11, 2010

/s/ Richard Schler

Richard Schler, Chief Executive Officer