Form 10-Q
period 2010-12-31
Energizer Resources, Inc.
filed 2011-02-14
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [x]        No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes        No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer

Accelerated Filer

Non-accelerated filer

Smaller reporting company [x]

(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes

      No  [ X]

As of February 10, 2011, there were 139,074,178 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes      No   [X]

	Energizer Resources Inc.

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited) including:	3
	Consolidated Balance Sheets
	Consolidated Statements of Operations and Comprehensive Loss
	Consolidated Statements of Cash Flows
	Notes to the Consolidated Financial Statements
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1a	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Removed and Reserved	45
Item 5	Other information	45
Item 6.	Exhibits	45

CERTIFICATIONS

Exhibit 31 – Management certification		48-49

Exhibit 32 – Sarbanes-Oxley Act		50-51

2

PART 1

FINANCIAL INFORMATION

As used in this annual report, "we", "us", "our", "Energizer Resources", "Company" or "our company" refers to Energizer Resources Inc. and all of its subsidiaries.

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General

The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended December 31, 2010 are not necessarily indicative of the results that can be expected for the year ending June 30, 2011.

All references to "dollars", "$" or "US$" are to United States dollars and all references to "CAD$" are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the noon exchange rate as reported by the Bank of Canada on the applicable date.

3

ENERGIZER RESOURCES INC.

(An Exploration Stage Company)

Unaudited Interim Financial Statements

December 31, 2010 (Expressed in US Dollars)

Energizer Resources Inc. (formerly Uranium Star Corp.)
(An Exploration Stage Company)
Consolidated Interim Balance Sheets
(Expressed in US Dollars)

	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents	$ 557,679	$ 2,505,480
Marketable securities	30,090	28,559
Amounts receivable and prepaid expenses	93,217	68,996
Taxes recoverable	258,849	244,632

Total current assets	939,835	2,847,667
Equipment (note 3)	11,112	15,556

Total assets	$ 950,947	$ 2,863,223

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities:
Accounts payable and accrued liabilities (note 4)	$ 305,089	$ 413,121

Stockholders' Equity
Common stock, 350,000,000 shares authorized,
$0.001 par value, 111,087,524 issued and outstanding
(June 30, 2010 - 110,511,024) (note 6)	111,087	110,510
Additional paid-in capital	50,047,836	49,563,403
Accumulated comprehensive loss	(42,745)	(44,276)
Donated capital	20,750	20,750
Accumulated deficit during exploration stage	(49,491,070)	(47,200,285)

Total stockholders' equity	645,858	2,450,102

Total liabilities and stockholders' equity	$ 950,947	$ 2,863,223

Going concern (note 1)

The accompanying notes are an integral part of these consolidated interim financial statements.

Energizer Resources Inc. (formerly Uranium Star Corp.) (An Exploration Stage Company)

Consolidated Interim Statements of Operations and Comprehensive Loss - Unaudited (Expressed in US Dollars)

	March 1, 2004
(date of inception) to		For the Six Months		For the Three Months
	December 31,	Ended	December 31,	Ended December 31,
	2010	2010	2009	2010	2009

Operating Revenues:	$ -	$ -	$ -	$ -	$ -

Expenses:
Mineral exploration expenses	17,405,678	909,945	3,214,256	93,061	2,322,826
General and administrative	4,103,328	607,608	446,996	340,882	194,181
Professional and consulting fees	2,999,938	550,439	440,725	272,638	207,702
Stock-based compensation (note 7)	19,037,563	237,710	1,379,497	237,710	698,472
Impairment loss on mineral properties	7,588,508	-	100,000	-	-
Foreign currency translation (gain) loss	(764,752)	(19,325)	(114,963)	16,714	(49,494)
Donated services and expenses	18,750	-	-	-	-
Depreciation	50,807	4,444	4,444	2,222	2,222

Total expenses	50,439,820	2,290,821	5,470,955	963,227	3,375,909

Net loss from operations	(50,439,820)	(2,290,821)	(5,470,955)	(963,227)	(3,375,909)

Other Income:
Interest income	644,897	36	7,316	21	1,902
Other income	303,853	-	-	-	-

Loss before income tax recovery	(49,491,070)	(2,290,785)	(5,463,639)	(963,206)	(3,374,007)
Income tax recovery	-	-	-	-	-

Net loss	(49,491,070)	(2,290,785)	(5,463,639)	(963,206)	(3,374,007)
Unrealized (loss) gain from investments in
marketable securities	(42,745)	(1,531)	4,030	8,575	2,000

Comprehensive loss	$(49,533,815)	$(2,292,316)	$(5,459,609)	$(954,631)	$(3,372,007)

Net loss per share - basic and
diluted (note 9)		$ (0.02)	$ (0.06)	$ (0.01)	$ (0.04)

Weighted average shares outstanding - basic and diluted		110,595,641	85,604,683	110,680,258	86,444,357

The accompanying notes are an integral part of these consolidated interim financial statements.

Energizer Resources Inc. (formerly Uranium Star Corp.)
(An Exploration Stage Company)
Consolidated Interim Statements of Cash Flows - Unaudited
(Expressed in US Dollars)

	Accumulated from	For the	For the
March 1, 2004 (date of		Period Ended	Period Ended
	inception) to	December 31,	December 31,
	December 31, 2010	2010	2009

Operating Activities
Net loss	$ (49,491,070)	$ (2,290,785)	$ (5,463,639)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	50,807	4,444	4,444
Donated services and expenses	20,750	-	-
Non-cash proceeds received	(74,000)	-	-
Impairment loss on mineral properties	7,588,508	-	100,000
Stock-based compensation	19,037,563	237,710	1,379,497
Issuance of shares and warrants for services rendered	168,100	168,100	-

Change in operating assets and liabilities:
Amounts receivable and prepaid expenses	(93,217)	(24,221)	81,834
Taxes recoverable	(244,632)	-	87,546
Accounts payable and accrued liabilities	305,915	(108,032)	1,535,845
Unrealized foreign exchange (loss)/gain in operating assets and liabilities	(13,880)	(14,217)	-

Net cash used in operating activities	(22,745,156)	(2,027,001)	(2,274,473)

Financing Activities
Proceeds from share subscriptions received	255,000	-	-
Proceeds from issuance of common stock, net	24,109,597	79,200	-

Net cash provided by financing activities	24,364,597	79,200	-

Investing Activities
Mineral property acquisition costs	(999,844)	-	(100,000)
Purchase of property and equipment	(61,918)	-	-

Net cash (used in) investing activities	(1,061,762)	-	(100,000)

Increase (decrease) in cash and cash equivalents	557,679	(1,947,801)	(2,374,473)
Cash and cash equivalents - beginning of period	-	2,505,480	2,776,177

Cash and cash equivalents - end of period	$ 557,679	$ 557,679	$ 401,704

Non-cash investing and financing activities:
Issuance of common stock for mineral properties	$ 3,840,500	$ -	$ -
Issuance of common stock for services	5,811,125	90,000	722,500
Issuance of share purchase warrants for services	78,100	78,100	-

Supplemental Disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	-	-	-

The accompanying notes are an integral part of these consolidated interim financial statements.

Energizer Resources Inc. (formerly Uranium Star Corp.) (An Exploration Stage Company) Notes to Consolidated Interim Financial Statements - Unaudited December 31, 2010 (Expressed in US Dollars)

1. Exploration Stage Company and Going Concern

Energizer Resources Inc. (formerly Uranium Star Corp.) (the "Company") was incorporated in the State of Nevada, United States of America on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008. The Company is an Exploration Stage Company, as defined by ASC Topic-915, "Development Stage Entities". During fiscal 2008, the Company incorporated Uranium Star (Mauritius) Ltd., a subsidiary in the country of Mauritius and Energizer Resources Madagascar Sarl (formerly Uranium Star Madagascar Sarl), a subsidiary in the country of Madagascar. In fiscal 2009, the Company incorporated THB Venture Ltd, a company incorporated in Mauritius to hold the interest in Energizer Resources Minerals Sarl (formerly Uranium Star Minerals Sarl) which holds the Madagascar properties. The Company's principal business is the acquisition and exploration of mineral resources. The Company has not yet fully determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated interim financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to generate revenue from mining operations or pay dividends and is unlikely to do so in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at December 31, 2010, the Company has accumulated losses of $49,491,070. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies Consolidated Interim Financial Statements

These unaudited consolidated interim financial statements have been prepared on the same basis as the annual financial statements and should be read in conjunction with those annual financial statements. In the opinion of management, these unaudited consolidated interim financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Fair Value of Marketable Securities Hierarchy

FASB Accounting Standards Codification effective for interim and annual periods ending after September 15, 2009, the FASB has defined a new hierarchy for U.S. GAAP and established the FASB Accounting Standards Codification (ASC) as the sole source for authoritative guidance to be applied by nongovernmental entities. The adoption of the ASC changes the manner in which U.S. GAAP guidance is referenced, but it does not have any impact on the Company’s Consolidated Balance Sheet or Consolidated Statement of Operations.

Beginning July 1, 2008, the Company partially applied FAS 157 (ASC Topic-820) as allowed by FASB Staff Position ("FSP") 157-2, (ASC Topic-820-10) which delayed the effective date of ASC Topic-820 for non-financial assets and liabilities. As of July 1, 2008 the Company had applied the provisions of ASC Topic-820 to its financial instruments and the impact was not material. On July 1, 2009, the Company adopted ASC Topic-820 to its non-financial assets and liabilities. The adoption did not have a material impact on the financial statements.

The Company primarily applies the market approach for recurring fair value measurements and utilizes the best available information. Accordingly, the Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs.

Energizer Resources Inc. (formerly Uranium Star Corp.) (An Exploration Stage Company) Notes to Consolidated Interim Financial Statements - Unaudited December 31, 2010 (Expressed in US Dollars)

2. Significant Accounting Policies - continued Fair Value of Marketable Securities Hierarchy- continued

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

As of December 31, 2010, all of marketable securities owned by the Company were Level 1 within the fair value hierarchy.

3.	Equipment

				December 31, 2010	June 30, 2010
			Accumulated	Net Book	Net Book
		Cost	Depreciation	Value	Value

	Exploration equipment	$ 44,445	$ 33,333	$ 11,112	$ 15,556

Energizer Resources Inc. (formerly Uranium Star Corp.) (An Exploration Stage Company) Notes to Consolidated Interim Financial Statements - Unaudited December 31, 2010 (Expressed in US Dollars)

4. Related Party Transactions

The following are the related party transactions for the six-month period ended December 31, 2010:

a)	The Company incurred a total of $48,810 (December 31, 2009: $19,826) in office administration and rent expense from a company related by common management.
b)	During the period, 1,100,000 (December 31, 2009: 1,500,000) stock options valued at $237,710 (December 31, 2009: $1,379,497) were issued to directors, officers and relatives of directors (Note 7). Further 590,000 (December 31, 2009: Nil) stock options which were issued to directors, officers and relatives to directors were cancelled.
c)	A total of $Nil (December 31, 2009: 2,125,000) shares were issued to directors, officers and relatives of directors for services at a fair value of $Nil (December 31, 2009: $361,250). A further, Nil (December 31, 2009: 250,000) share purchase warrants were issued to a director valued at $Nil (December 31, 2009: $113,125) and are exercisable at $0.58 per share for a period of two years from the date of issuance.
d)	The Company incurred $354,048 (December 31, 2009: $212,148) in administrative, management and consulting fees to directors, officers and relatives of directors.

The following are the related party balances as of December 31, 2010:

a)	Included in accounts payable and accrued liabilities is $90,000 (December 31, 2009: $Nil) owing to all related parties.
5.	Mineral Properties

Green Giant Property, Madagascar, Africa

On August 22, 2007, the Company entered into a joint venture agreement with Madagascar Minerals and Resources Sarl ("MMR"), a Madagascar incorporated company. A joint venture was established with the Company owning a 75% undivided interest and MMR owning the remaining 25% interest in the Green Giant Property (formerly Three Horses Property). The properties are located in the District of Toliara and are referenced as TN 12306, P(R); TN 12814, P(R); TN 12887 P(R); TN 12888 P(R); TN 13020 P(R); TN 13021 P(R) as issued by the Bureau de Cadastre Minier de Madagascar ("BCMM") pursuant to the Mining Code 1999 (as amended) and its implementing decrees.

In order to acquire the 75% interest, the Company paid a total of $765,000, and issued 1,250,000 common shares and 500,000 share purchase warrants. Each now expired share purchase warrant was exercisable at $1.00 per share. On December 10, 2007, the Company issued 1,250,000 common shares valued at $375,000 based on the prevailing quoted market price of $0.30 per share and 500,000 (now expired) share purchase warrants valued at $60,560 using the Black-Scholes option pricing model. Subsequently, the Company recognized an impairment loss of $1,200,560 which represents the total cash paid and the value of common shares and warrants issued.

On July 9, 2009, the Company entered into an agreement to acquire the remaining 25% interest for $100,000. On acquisition of the remaining 25% the joint venture with MMR was terminated. MMR retains a 2% net smelter return (NSR). The NSR on this 25% interest portion can be acquired by the Company for $500,000 in cash or common shares for the first 1% and at a price of $1,000,000 in cash or common shares for the second 1% at our option.

Energizer Resources Inc. (formerly Uranium Star Corp.) (An Exploration Stage Company) Notes to Consolidated Interim Financial Statements - Unaudited December 31, 2010 (Expressed in US Dollars)

5. Mineral Properties - continued

Sagar Property - Romanet Horst, Labrador Trough, Quebec, Canada

On May 2, 2006, the Company signed a letter of intent for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada. The vendor had the right and option to sell the remaining 25% interest in the property. This agreement was subject to a NSR dated May 27, 1992, as amended November 3, 1993. The vendor had previously acquired a 100% interest in the property, subject to a 1% NSR on certain claims, and a 0.5% NSR on other claims. The vendor has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000. In order to exercise its option, the Company issued 2,000,000 common shares, 2,000,000 now expired share purchase warrants and incurred exploration expenditures greater than $2,000,000 on the property before September 1, 2008. On February 28, 2007 the vendor exercised its option to sell its remaining 25% interest on the property to the Company for 1,000,000 common shares (valued at $1,219,000) and 1,000,000 share purchase warrants valued at $752,985 using the Black-Scholes pricing model. The Company now owns a 100% interest in this property. The Company has incurred exploration expenditures of $7,363,663 as at December 31, 2010.

On August 15, 2006, the Company acquired 19 mineral claims contiguous to the Sagar property for $5,385; 150,000 common shares valued at $103,500; and 75,000 share purchase warrants valued at $34,961. These common shares and warrants were issued on October 4, 2006. As at December 31, 2010, the cumulative impairment loss which represents the total cash paid and the value of common shares and warrants issued, was $143,846.

6.	Common Stock
a)	On August 17, 2009, the Company issued 2,250,000 shares of common stock to directors, officers and consultants as compensation for services rendered at a fair value of $382,500. The shares were valued at an estimated fair market value of $0.17 per share based on the prevailing quoted market price on the date of issue.

b)	On October 5, 2009, the Company issued 500,000 shares of common stock valued at $340,000, and 250,000 shares of common stock valued at $340,000, and 250,000 share purchase warrants valued at $113,125 to a director. The prevailing market price on the date of issuance was $0.68. The share purchase warrants issued are exercisable at $0.58 per share for a period of two years from date of issuance. The warrants were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 2.25%; expected volatility - 172%; dividend yield - NIL; and expected life - 2 years.

c)	On March 15, 2010, the Company closed a private placement of 21,666,667 units for gross proceeds of $6,500,000 (the "2010 Offering"). Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder the right to purchase one common share at an exercise price of $0.50 for a period of three years following the later of March 15, 2010 and the date of listing on the TSX-V, which occurred on May 5, 2010 under the trading symbol EGZ. The expiry of the warrants may be accelerated by the Company if the shares of common stock trade at a price greater than $0.75 at any time after 9 months from March 15, 2010 for a period of 21 consecutive days on the OTC Bulletin Board ("OTCBB") or the TSX-V, provided that the Company has filed, and had declared effective, the Registration Statement (as defined below).

The units were issued together with listing and filing rights, which rights could have been converted into an escalating number of shares of common stock if the Company did not complete its TSX-V Listing or file a resale registration statement for the securities issued in connection with the 2010 Offering (the "Registration Statement") by certain specific dates. The Company was listed on the TSX-V on May 5, 2010 and its Registration Statement was declared effective by the Securities Exchange Commission on November 10, 2010. Therefore the rights are now expired.

Energizer Resources Inc. (formerly Uranium Star Corp.) (An Exploration Stage Company) Notes to Consolidated Interim Financial Statements - Unaudited December 31, 2010 (Expressed in US Dollars)

6.	Common Stock - continued

As consideration for their services in connection with the brokered offerings, Clarus Securities Inc. and Byron Securitues Limited (together, the "Agents") were (i) paid a cash commission of 6% of the gross proceeds of the brokered offerings, (ii) issued 870,000 Class A broker warrants, and (iii) issued 870,000 Class B broker warrants. Each Class A broker warrant entitles the holder to acquire one common share at an exercise price of US$0.30 until March 15, 2012. Each Class B broker warrant entitles the holder to acquire one common share at an exercise price of US$0.50 at any time after a corresponding number of Class A broker warrants have been exercised by the Agent and on or before May 5, 2013. In addition, Clarus was issued 400,000 shares of common stock and 400,000 Class C broker warrants for certain advisory services in connection with the brokered offerings. Each Class C broker warrant entitles the holder to acquire one common share at an exercise price of US$0.30 until March 15, 2013.

d)	On March 31, 2010, 2,000,000 stock options were exercised for gross proceeds of $300,000.

e)	On May 5, 2010, the common stock of the Company commenced trading on the TSX-V. An aggregate of 12,060,000 common shares, 4,435,000 warrants and 3,025,000 stock options of the Company controlled by Principals (as such term is defined in the Corporate Finance Manual of the TSX-V) and certain non-Principals of the Company are subject to the surplus escrow requirements of the TSX-V, applicable to a Tier 2 Issuer and will be released from escrow as follows: 5% of the original number of escrowed stock at the time of listing, 5% of the original number of escrowed securities 6 months after the listing date (November 4, 2010), 10% of the original number of escrowed securities 12 months after the listing date (May 4, 2010), 10% of the original number of escrowed securities 18 months after the listing date (November 4, 2011), 15% of the original number of escrowed securities 24 months after the listing date (May 4, 2012), 15% of the original number of escrowed securities 30 months after the listing date (November 4, 2012) and 40% of the original number of escrowed securities 36 months after the listing date (May 4, 2013).

f)	On May 11, 2010, the Company issued 6,650,000 stock options to directors, officers and consultants of the Company valued at $2,269,645. The stock options were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 2.28%; expected volatility - 147%; dividend yield - NIL; and expected life - 4 years.

g)	On July 2, 2010, the Company issued 500,000 stock option purchase warrants to a party who assisted the Company in listing its common stock on the TSX Venture Exchange. These warrants were valued at $78,100. The stock options were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.54%; expected volatility - 172%; dividend yield - NIL; and expected life - 4 years.

h)	On October 20, 2010, the Company cancelled 590,000 stock options to directors, officers and consultants of the company.

i)	On October 21, 2010, the Company issued 1,100,000 stock options to a new director of the Company valued at $237,710. The stock options were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.54%; expected volatility - 172%; dividend yield - NIL; and expected life - 4 years.

j)	On November 19, 2010 and December 2, 2010, the Company issued 376,500 shares of common stock for consideration of $79,200. This common stock was issued pursuant to the exercise of share purchase warrants.

k)	On December 17, 2010, the Company issued 200,000 shares of common stock valued at $90,000 pursuant to a contract with a party to provide advisory services in China.

Energizer Resources Inc. (formerly Uranium Star Corp.) (An Exploration Stage Company) Notes to Consolidated Interim Financial Statements - Unaudited December 31, 2010 (Expressed in US Dollars)

7. Stock Options

On March 8, 2006, the Company filed a Form S-8 Registration Statement in connection with its adopted 2006 Stock Option Plan (the "2006 Plan") allowing for the direct award of stock or granting of stock options to acquire up to a total of 2,000,000 shares of common stock. During December 2006, February 2007, September 2009 and September 2010, the Stock Option Plan was amended to increase the stock option pool by an additional 20,000,000 common stock.

The following table summarizes the continuity of the Company's stock options:
	Number	Weighted-Average
	of Options	Exercise Price ($)

Outstanding and exercisable, June 30, 2009	7,630,000	0.15
Granted	8,505,000	0.40
Exercised	(2,000,000)	0.15
Cancelled	(515,000)	0.42

Outstanding and exercisable, June 30, 2010	13,620,000	0.30
Granted	1,100,000	0.25
Cancelled	(590,000)	0.57

Outstanding and exercisable, December 31, 2010	14,130,000	0.29

Additional information regarding options outstanding and exercisable as at December 31, 2010 is as follows:

Number of	Weighted Average Remaining	Weighted Average
Stock Options	Contractual Life (years)	Exercise Price ($)

365,000	0.58	0.15
650,000	0.90	0.15
1,920,000	1.19	0.15
2,695,000	1.53	0.15
750,000	2.67	0.35
6,650,000	3.36	0.40
1,100,000	3.81	0.25

14,130,000	2.53	0.29

The following were the Black-Scholes pricing model assumptions used to value the stock options issued:

	December 31, 2010	June 30, 2010

Risk-free interest rate	1.54%	2.25% - 2.75%
Expected dividend yield	0.00%	0.00%
Expected volatility	172%	147% - 158%
Expected option life (in years)	4.00	4.00

Energizer Resources Inc. (formerly Uranium Star Corp.)
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements - Unaudited
December 31, 2010
(Expressed in US Dollars)

8.	Warrants

The following table summarizes the continuity of the Company's warrants:

	Number of Warrants	Weighted-Average Exercise Price ($)

Outstanding, June 30, 2009	8,408,000	0.23
Granted	24,056,667	0.49
Exercised	(575,000)	1.00

Outstanding, June 30, 2010	31,889,667	0.41
Granted	567,500	0.20
Exercised	(376,500)	0.25

Outstanding, December 31, 2010	32,080,667	0.41

At December 31, 2010, the following share purchase warrants were outstanding:

Exercise	Number of	Expiry
Price ($)	Warrants	Date

0.20	3,775,000	June 15-30, 2011
0.10	273,000	June 30, 2011
0.58	250,000	September 29, 2011
0.30	696,000	March 15, 2012
0.20	500,000	July 2, 2012
0.50	870,000	March 15, 2013
0.30	400,000	March 15, 2013
0.15	3,650,000	April 26, 2013
0.50	21,666,667	May 5, 2013

	32,080,667

9.	Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common stock outstanding. Diluted EPS and the weighted average number of shares of common stock exclude all potentially dilutive shares since their effect is anti-dilutive. As at December 31, 2010, there were a total of 46,210,667 (December 31, 2009: 17,218,000) potentially dilutive stock options and warrants outstanding.

Energizer Resources Inc. (formerly Uranium Star Corp.) (An Exploration Stage Company) Notes to Consolidated Interim Financial Statements - Unaudited December 31, 2010 (Expressed in US Dollars)

10. Subsequent Event

As noted in our U.S. Regulatory filing on February 3, 2011:

On February 2, 2011, 25,369,433 units of our company securities were subscribed for at U.S.$0.45 per unit for total gross proceeds of U.S.$11,416,245. Each Unit is comprised of one common share of the Company and one-half of one common share purchase warrant ("Purchase Warrant"). Each whole Purchase Warrant entitles the holder to purchase one common share of the Company at an exercise price of US$0.75 for a period of 24 months from the date of issue.

Further, as noted in our U.S. Regulatory filing on February 10, 2011:

On February 9, 2011, 2,192,222 units of our Company’s securities were subscribed for at U.S.$0.45 per unit for total gross proceeds of U.S$986,500. To date, a total of U.S.$12,402,745 has been raised comprised of 27,561,656 units. Each unit is comprised of one common share of the Company and one-half of one common share purchase warrant. Each whole purchase warrant entitles the holder to purchase one common share of the Company at an exercise price of US$0.75 for a period of 24 months from the date of issue.

In connection with the sale of securities, the Company paid finders' fees consisting of a cash fee of 6% to certain eligible finders totaling an aggregate of U.S.$608,940, and compensation warrants equal to 6% of the units sold totaling 1,353,199 compensating warrants. Each full compensation warrant entitles the holder to acquire one unit of the Company at U.S.$0.45 per unit for a period of twenty-four months from the date of issue.

As used in this quarterly report, "we", "us", "our", "Energizer Resources", "Company" or "our company" refers to Energizer Resources Inc. and all of its subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "believes," "budget," "target," "goal," "anticipate," "expect," "plan," "outlook," "objective," "may," "project," "intend," "estimate," or similar expressions. Any forward-looking statements herein are subject to certain risks and uncertainties in the business of Energizer Resources Inc. (formerly Uranium Star Corp.) including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of our company. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with the our Financial Statements and Notes to Financial Statements included in its 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 27, 2010.

Our financial statements have been prepared in accordance with United States generally accepted accounting principles.

We urge you to read this report in conjunction with the risk factors described herein.

BACKGROUND

Company Overview

Energizer Resources Inc. was incorporated in the State of Nevada on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008. Our fiscal year-end is June 30. On December 16, 2009, we effected a name change from "Uranium Star Corp" to "Energizer Resources Inc.". We are an exploration stage company engaged in the search for vanadium, uranium, gold and other minerals. We have an interest in properties located in Madagascar and Canada (Province of Québec). None of the properties in which we hold an interest has known mineral reserves of any kind at this time. As such, the work programs planned by us are exploratory in nature.

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

Drilling of 31 holes (4,073 meters) was carried out in the fourth quarter of 2008. Vanadium mineralization of potential economic consequence was intersected in a number of holes. In the first half of 2009 a series of 56 trenches were established, using mechanical excavators, over an 18 kilometre strike length of the property. Analytical results provided by XRF instrumentation indicated significant widths of vanadium mineralization in the majority of the trenches. The Company then proceeded to drill 54 diamond drill holes (8,931 meters) in the latter half of 2009 to delineate a vanadium resource on the Property. A further 46 diamond drill holes (8,952 meters) were emplaced on the Property in 2010 to further enhance the resource delineation. An additional drill program is anticipated on the Property commencing in the 2nd quarter of the 2011 calendar year. A consulting engineering group has been retained to start preliminary economic assessments of the property. Metallurgical and mineralogical work is also being carried out.

On July 9, 2009, our company acquired the remaining 25% interest in the Madagascar property and now holds a 100% interest in the property.

Sagar Property – Romanet Horst, Labrador Trough, Québec, Canada

A drill program was completed for the Sagar Property in 2007. A total of 164 reverse circulation drill holes (2,625 meters) and 5,610 meters of diamond drill holes (46) were completed. Additionally, in excess of 3,500 soil samples were collected and analyzed. Target areas on the Sagar Property have shown anomalous gold, copper and uranium mineralization. Future exploration activity will be designed to identify the potential source area of the Mistamisk Boulder Field, as well as other potential sources of gold and uranium mineralization.

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

Employees

As of December 31, 2010, we had nil total employees and nil full-time employees. We engage consultants to serve as officers and to perform professional and administrative functions of our company.

Property Description and Location

The Madagascar properties are comprised of 6 mineral permits consisting of 576 "squares", each square representing approximately 0.39 sq. kilometers. The properties are located in the District of Toliara and are referenced as TN 12,306,P(R); TN 12,814, P(R); TN 12,887 P(R); TN 12,888 P(R); TN 13,020 P(R); TN 13,021 P(R) as issued by the Bureau de Cadastre Minier de Madagascar ("BCMM") pursuant to the Mining Code 1999 (as amended) and its implementing decrees. This property can be accessed by both air and road.

Green Giant Property Boundary (blue lines are creeks, red lines are property boundary, black lines are seasonal tracks)

Agreement

On August 22, 2007, we entered into a joint venture agreement with Madagascar Minerals and Resources sarl ("MMR" or "Madagascar Minerals"), a company incorporated under the laws of Madagascar. The joint venture, to be known as the "Three Horses Joint Venture", was operated through a Madagascar limited liability company in which our company held 75% undivided interest and Madagascar Minerals held the remaining 25% interest.

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

On July 9, 2009, our company entered into a definitive agreement to acquire the remaining 25% interest of the "Three Horses Joint Venture" for cash consideration of $100,000. On acquisition of the remaining 25% the joint venture with MMR was terminated. MMR retains a 2% net smelter return ("NSR"). We can acquire the NSR on this 25% interest portion at a price of $500,000 in cash or common shares for the first 1% and at a price of $1,000,000 in cash or common shares for the second 1% at our option.

Exploration Programs

The Green Giant Property consists of 576 squares, covering an area of approximately 225 square kilometers, and displays extensive gossans outcroppings at surface. An examination of part of the Property revealed several large areas covered with gossanous boulders, which are believed to overlie massive sulphide mineralization.

All phases of the exploration projects have been managed by Taiga Consultants Ltd. of Calgary, Canada.

We conducted a first phase of exploration from September to November 2007 for the "Three Horses Joint Venture", which included the following activities:

  Stream Sediment sampling of all stream on the property area
  Detailed Geological mapping over selected startigraphic horizons
  Reconnaissance geological mapping over the entire property
  Soil sampling over selected target areas
  Prospecting over selected target areas.
  Limited trenching over selected targets
  Construction of a cinder block base camp
  Construction of a one kilometer long surfaced airstrip
  Repair and surfacing of the access road from base camp to the airstrip
  Airborne geophysical surveying over the Green Giant Property by Fugro Airborne Surveys Ltd

In the latter part of March 2008 to June 2008 a full field exploration program following up on the airborne geophysical survey and results of the 2007 exploration program was implemented. This exploration consisted of the following activities:

  Infill stream sediment sampling
  Detailed Geological mapping over selected stratigraphic horizons
  Prospecting over selected target areas
  Grid emplacement over selected target areas
  Ground-based magnetometer and frequency domain EM surveys
  Soil sampling over selected target areas

After reviewing the analytical data obtained from the March to June, 2008 program, additional exploration was conducted on the property from July 1, 2008 to September 30, 2008 in preparation for a drill program. This exploration consisted of the following activities:

  Infill stream sediment sampling
  Detailed Geological mapping over selected stratigraphic horizons
  Prospecting over selected target areas with the aid of a mobile XRF analyzer

Based on compiled analytical results obtained from the various exploration programs, a drill program was initiated on the property from September 30, 2008 to November 24, 2008. This exploration program consisted of the following activities:

  Prospecting over selected target areas with the aid of a mobile XRF analyzer
  Ground-based scintillometer surveying over selected target areas
  Diamond drilling of 31 holes over 4,073 metres

The discovery of potentially significant vanadium mineralization from the 2008 exploration program resulted in the initiation of resource delineation drill program from September 1, 2009 to December 20, 2009. This exploration program consisted of the following activities:

  XRF soil sample analyses (8,490 samples) on lines 200 meters apart and covering 18 kilometre strike length
  Scintillometer surveying (112 line kilometres) on lines 200 meters apart over an 18 kilometre strike length
  Trenching (140 trenches for 17,105 meters)
  Diamond drilling of 54 diamond drill holes over 8,931 meters

The 2009 exploration program resulted in the delineation of two vanadium pentoxide (V2O5) deposits (named the Jaky and Manga) on the Green Giant Property, characterized by two separate categories: oxide and primary. Within the oxide and primary zone of the Jaky and Manga deposits, the total Indicated resources was calculated to be 21.74 Mt at 0.759% V2O5 containing 363.8 Mlb of vanadium pentoxide. The total Inferred resource was calculated to be 4.15 Mt at a grade of 0.655% V2O5 containing 59.8 Mlb of vanadium pentoxide. Based on these results, we conducted an additional exploration program on the Property from April 11, 2010 to July 25, 2010. This program consisted of the following activities:

  Diamond drilling of 46 diamond drill holes over 8,952 meters
  Prospecting over selected target areas with the aid of a mobile XRF analyzer (20 grab samples)
  Geologic mapping over the Manga and Mainty deposits at 1:5000 scale
  ERT ground geopshysical survey (5.64 km)
  MAG ground geophysical survey (169.53 km)
  Gradient Array EM ground geophysical survey (128.82 km)

2008 Diamond Drilling

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

Composited Vanadium Mineralization in 2008 Drill Holes

Hole		Depth in Meters		V2O5
	From	To	Interval	%
TH-08-01	103.6	115.8	12.2	0.39
TH-08-02	42.7	109.7	36.6	0.27
incl.	100.6	109.7	9.1	0.36
TH-08-07	27.4	54.9	27.4	0.23
TH-08-11	33.5	39.6	6.1	0.41
TH-08-11	57.9	76.2	18.3	0.37
TH-08-12	30.6	114.3	83.7	0.37
incl.	45.7	61.0	15.2	0.40
incl.	86.9	109.7	22.9	0.47
TH-08-13	38.5	141.7	103.2	0.32
incl.	76.2	141.7	65.5	0.36
incl.	112.8	141.7	27.4	0.45
TH-08-14	12.2	109.7	97.5	0.35
incl.	76.2	91.4	15.2	0.66

Hole		Depth in Meters		V2O5
	From	To	Interval	%
TH-08-24	4.6	82.3	77.7	0.67
incl.	12.2	61.0	45.7	0.91
TH-08-25	18.3	48.8	30.5	0.32
TH-08-25	100.6	103.6	3.0	0.47
TH-08-26	9.1	36.6	27.4	0.41
incl.	18.3	27.4	9.0	0.76
TH-08-26	67.1	73.2	6.1	0.53
TH-08-27	9.1	97.5	88.4	0.30
incl.	18.3	29.0	10.7	0.88
TH-08-27	146.3	153.9	6.0	0.50
TH-08-31	15.2	51.8	36.6	0.38
incl.	36.6	48.8	12.2	0.56

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

Composited Vanadium Mineralization in 2009 Drill Holes

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
J-01		1.50	25.50	0.65	24.00
J-01		25.5	28.10	0.45	2.60
J-01		28.10	37.50	0.17	9.40
J-01		37.50	42.00	0.40	4.50
J-01		42.00	60.00	0.20	18.00
J-01		60.00	90.00	0.75	30.00
J-01		90.00	97.50	0.36	7.50
J-01		97.50	103.50	0.16	6.00
J-01		111.00	126.00	0.17	15.00
J-01		132.00	136.50	0.32	4.50
J-02		1.80	17.00	0.46	15.20
J-02		17.00	24.50	1.06	7.50
J-02		24.50	38.00	0.37	13.50
J-02		38.00	51.50	0.96	13.50
J-02		51.50	68.00	0.20	16.50
J-02		68.00	69.50	0.64	1.50
J-02		69.50	77.00	0.28	7.50
J-02		86.00	89.00	0.36	3.00
J-03		1.50	22.50	0.57	21.00
J-03	incl.	1.50	9.00	0.65	7.50
J-03	incl.	9.00	16.50	0.44	7.50
J-03	incl.	16.50	22.50	0.65	6.00
J-03		22.50	42.00	0.27	19.50
J-03		42.00	78.00	1.00	36.00
J-03		78.00	93.00	0.15	15.00
J-03		93.00	99.00	0.53	6.00
J-03		99.00	102.00	0.20	3.00

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
J-04		9.00	23.90	0.22	14.90
J-04		23.90	39.10	0.59	15.20
J-04	incl.	27.00	30.50	0.80	3.50
J-04		39.10	76.50	0.24	37.40
J-04		76.50	85.50	0.57	9.00
J-04		85.50	94.50	0.14	9.00
J-04		94.50	103.50	0.41	9.00
J-04		103.50	109.50	0.19	6.00
J-04		119.50	150.00	0.15	30.50
J-04		150.00	153.00	0.82	3.00
J-04		153.00	168.00	0.19	15.00
J-04		196.50	204.00	0.29	7.50
J-04		214.50	219.00	0.40	4.50
J-05		1.50	9.00	0.83	7.50
J-05		9.00	39.00	0.30	30.00
J-05		39.00	75.00	0.79	36.00
J-05	incl.	39.00	45.00	0.91	6.00
J-05	incl.	45.00	55.50	0.70	10.50
J-05	incl.	55.50	73.50	0.89	18.00
J-05	incl.	73.50	75.00	0.50	1.50
J-05		75.00	91.50	0.14	16.50
J-05		91.50	97.50	0.52	6.00
J-05		97.50	115.00	0.17	17.50
J-06		0.00	7.50	0.44	7.50
J-06		7.50	19.50	1.36	12.00
J-06		19.50	33.70	0.45	14.20
J-06		33.70	46.70	0.94	13.00
J-06		46.70	84.00	0.23	37.30
J-07		14.00	170.00	0.18	156.00
J-07		212.00	218.00	0.31	6.00
J-07		231.50	237.50	0.30	6.00
J-08		2.00	8.00	0.41	6.00
J-08		8.00	45.00	0.25	37.00
J-08		45.00	56.00	0.49	11.00
J-08		56.00	68.00	0.82	12.00
J-08		68.00	77.00	0.52	9.00
J-08		77.00	86.50	0.17	9.50
J-09		1.50	6.00	0.27	4.50
J-09		6.00	49.50	1.00	43.50
J-09		49.50	52.50	0.55	3.00
J-09		52.50	66.00	0.14	13.50
J-09		66.00	72.00	0.48	6.00
J-09		72.00	93.00	0.17	21.00
J-10		2.00	5.00	0.36	3.00

DDH ID	From (m)	To (m)	V2O5 (%)	Interval (m)
J-10	5.00	18.50	0.81	13.50
J-10	18.50	26.00	0.44	7.50
J-10	26.00	47.00	0.26	21.00
J-10	47.00	77.00	0.79	30.00
J-10	77.00	81.50	0.36	4.50
J-10	81.50	89.00	0.17	7.50
J-10	101.00	105.50	0.16	4.50
J-10	105.50	108.50	0.53	3.00
J-10	108.50	120.50	0.15	12.00
J-10	120.50	126.50	0.41	6.00
J-11	126.50	138.50	0.16	12.00
J-11	138.50	141.50	0.57	3.00
J-11	141.50	153.50	0.17	12.00
J-12	0.50	31.50	0.22	31.00
J-12	31.50	45.00	0.41	13.50
J-12	45.00	54.00	0.73	9.00
J-12	54.00	66.00	0.30	12.00
J-12	66.00	94.50	0.14	28.50
J-12	106.50	109.50	0.51	3.00
J-13	1.60	16.50	0.71	14.90
J-13	16.50	37.50	0.97	21.00
J-13	37.50	57.00	0.20	19.50
J-13	57.00	63.00	0.45	6.00
J-13	63.00	85.50	0.16	22.50
J-14	40.50	70.70	0.17	30.20
J-14	79.50	97.50	0.10	18.00
J-14	120.00	153.00	0.22	33.00
J-14	153.00	156.00	0.62	3.00
J-14	156.00	159.00	0.29	3.00
J-14	159.00	169.50	0.15	10.50
J-15	0.20	3.00	0.35	2.80
J-15	3.00	69.00	0.17	66.00
J-15	87.00	115.50	0.16	28.50
J-15	115.50	118.50	0.60	3.00
J-16	0.00	14.00	0.45	14.00
J-16	14.00	30.50	0.83	16.50
J-16	30.50	38.00	0.48	7.50
J-16	38.00	45.50	0.20	7.50
J-16	51.50	56.00	0.12	4.50
J-16	56.00	60.50	0.49	4.50
J-16	60.50	63.50	0.18	3.00
J-17	2.00	6.50	0.19	4.50
J-17	6.50	11.00	0.42	4.50
J-17	11.00	23.00	0.93	12.00

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
J-17		23.00	39.50	0.19	16.50
J-17		39.50	45.50	0.48	6.00
J-17		45.50	62.00	0.16	16.50
J-18		1.50	6.50	0.37	5.00
J-18		6.50	20.00	0.21	13.50
J-18		20.00	24.50	0.54	4.50
J-19		36.50	62.00	0.19	25.50
J-19		81.90	86.00	0.34	4.10
J-19		86.00	113.00	0.13	27.00
J-19		113.00	117.50	0.62	4.50
J-20		0.50	8.00	0.30	7.50
J-20		8.00	27.50	0.50	19.50
J-20		27.50	42.50	0.23	15.00
J-20		50.00	53.00	0.13	3.00
J-20		53.00	57.50	0.48	4.50
J-20		57.50	78.50	0.16	21.00
J-21		6.5	11.00	0.32	4.50
J-21		11.00	26.00	0.73	15.00
J-21		26.00	39.50	0.18	13.50
J-21		39.50	44.00	0.5	4.50
J-21		44.00	59.00	0.16	15.00
J-22		117.50	153.50	0.31	36.00
J-22	incl.	141.50	146.00	0.54	4.50
J-22		153.50	164.00	0.66	10.50
J-22		164.00	170.00	0.12	6.00
J-22		170.00	174.50	0.42	4.50
J-23		2	42.50	0.15	40.50
J-23		93.5	113.00	0.16	19.50
J-23		113.00	117.50	0.54	4.50
J-23		117.50	121.80	0.21	4.30
J-24		0.7	3.5	0.22	2.80
J-24		3.5	14	0.34	10.50
J-24		14	27.5	0.21	13.50
J-24		38	41	0.17	3.00
J-24		41	47	0.54	6.00
J-24		47	69.5	0.16	22.50
J-25		2	12.5	0.33	10.50
J-25		23	33.5	0.23	10.50
J-26		27.50	41.00	0.35	13.50
J-26		41.00	53.00	0.74	12.00
J-26		53.00	59.00	0.41	6.00
J-26		59.00	90.50	0.18	31.50
J-26		90.50	117.50	0.40	27.00
J-26		117.50	122.00	0.16	4.50

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
J-26		134.00	162.50	0.15	28.50
J-26		162.50	168.50	0.51	6.00
J-27		125.00	138.50	0.24	13.50
J-27		138.50	162.50	0.53	24.00
J-27	incl.	138.50	144.50	0.63	6.00
J-27	incl.	144.50	150.50	0.32	6.00
J-27	incl.	150.50	159.50	0.65	9.00
J-27	incl.	159.50	162.50	0.42	3.00
J-27		162.50	170.00	0.17	7.50
J-27		170.00	176.25	0.32	6.25
J-27		176.25	186.50	0.19	10.25
J-27	incl.	183.50	186.50	0.42	3.00
J-MET-01		2.50	5.50	0.43	3.00
J-MET-01		5.50	59.50	1.12	54.00
J-MET-01		59.50	64.00	0.51	4.50
J-MET-01		64.00	74.50	0.18	10.50
J-MET-02		2.50	10.00	1.11	7.50
J-MET-02		10.00	16.00	0.51	6.00
J-MET-02		16.00	23.50	0.18	7.50
J-MET-02		23.50	41.50	0.70	18.00
J-MET-02		41.50	64.00	0.22	22.50
J-MET-02		76.00	83.50	0.36	7.50
J-MET-02		83.50	121.00	0.17	37.50
J-MET-02		121.00	124.00	0.93	3.00
J-MET-02		124.00	133.00	0.26	9.00
J-MET-03		1.50	27.00	0.45	25.50
J-MET-03		27.00	78.00	0.80	51.00
J-MET-03		78.00	88.50	0.46	10.50
J-MET-03		88.50	96.00	0.17	7.50
M-11		7.00	38.00	0.22	31.00
M-11		38.00	57.50	0.58	19.50
M-12		3.50	20.00	0.47	16.50
M-12	incl.	3.50	9.50	0.64	6.00
M-12	incl.	9.50	20.00	0.37	10.50
M-13		123.00	132.50	0.18	9.50
M-13		132.50	144.00	0.40	11.50
M-13		144.00	153.00	0.17	9.00
M-13		153.00	156.00	0.57	3.00
M-13		156.00	166.50	0.81	10.50
M-13		166.50	175.50	0.36	9.00
M-14		1.50	4.50	0.27	3.00
M-14		4.50	21.00	0.70	16.50
M-14		21.00	30.00	0.33	9.00
M-14		30.00	100.50	0.74	70.50

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
M-14	incl.	30.00	39.00	0.54	9.00
M-14	incl.	39.00	49.50	0.82	10.50
M-14	incl.	49.50	55.50	0.59	6.00
M-14	incl.	55.50	66.00	0.71	10.50
M-14	incl.	66.00	100.50	0.79	34.50
M-14		100.50	112.50	0.30	12.00
M-15		3.50	26.00	0.72	22.50
M-15	incl.	3.50	12.00	0.60	8.50
M-15	incl.	12.00	26.00	0.81	14.00
M-15		26.00	47.00	0.38	21.00
M-16		66.5	74.7	0.18	8.20
M-16		74.7	81.5	0.64	6.80
M-16		81.5	89	0.33	7.50
M-16		89.00	180.50	0.80	91.50
M-16		180.50	191.00	0.29	10.50
M-17		3.40	12.50	0.20	9.10
M-17		12.50	29.00	0.45	16.50
M-17		29.00	113.00	0.97	84.00
M-17	incl.	29.00	44.00	0.77	15.00
M-17	incl.	44.00	113.00	1.01	69.00
M-17	incl.	102.50	111.50	1.45	9.00
M-17		113.00	121.10	0.18	8.10
M-17		121.10	126.50	0.36	5.40
M-18		4.10	41.00	0.71	36.90
M-18	incl.	4.10	15.50	0.67	11.40
M-18	incl.	15.50	32.00	0.81	16.50
M-18	incl.	32.00	41.00	0.59	9.00
M-18		41.00	57.50	0.41	16.50
M-18	incl.	44.00	57.50	0.45	13.50
M-18		57.00	77.00	0.13	20.00
M-19		60.50	69.50	0.36	9.00
M-19		69.50	156.50	0.94	87.00
M-19	incl.	134.00	156.50	1.23	22.50
M-19		156.50	174.50	0.33	18.00
M-19		156.50	174.50	0.33	18.00
M-20		5.00	90.50	0.98	85.50
M-20	incl.	5.00	30.50	0.65	25.50
M-20	incl.	30.50	42.50	0.42	12.00
M-20	incl.	42.50	75.50	1.55	33.00
M-20	incl.	75.50	83.00	0.33	7.50
M-20	incl.	83.00	90.50	0.97	7.50
M-20		90.50	105.50	0.36	15.00
M-21		3.50	18.50	0.42	15.00
M-21		18.50	36.50	0.26	18.00

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
M-22		68.00	69.50	0.17	1.50
M-22		69.50	153.50	0.84	84.00
M-22	incl.	69.50	95.00	0.85	25.50
M-22	incl.	83.00	92.00	1.10	9.00
M-22	incl.	95.00	108.50	0.34	13.50
M-22	incl.	108.50	126.50	1.41	18.00
M-22	incl.	126.50	134.00	0.46	7.50
M-22	incl.	134.00	143.00	1.17	9.00
M-22	incl.	143.00	153.50	0.52	10.50
M-22		153.50	164.00	0.34	10.50
M-22		164.00	168.50	0.14	4.50
M-23		1.70	8.00	0.34	6.30
M-23		8.00	30.50	0.73	22.50
M-23		30.50	38.00	0.30	7.50
M-23		38.00	68.70	0.45	30.70
M-23		68.70	77.00	0.95	8.30
M-23		77.00	95.00	0.40	18.00
M-24		12.50	35.00	0.31	22.50
M-25		108.50	111.50	0.33	3.00
M-25		111.50	123.50	0.80	12.00
M-25		123.50	137.00	0.61	13.50
M-26		48.50	77.00	0.82	28.50
M-26	incl.	48.50	54.30	0.54	5.80
M-26	incl.	54.30	74.00	0.94	19.70
M-26	incl.	74.00	77.00	0.55	3.00
M-26		77.00	110.00	0.33	33.00
M-26		110.00	114.50	0.68	4.50
M-26		114.50	132.50	0.30	18.00
M-27		2.00	14.00	0.70	12.00
M-27		14.00	35.00	0.35	21.00
M-37		132.50	233.00	0.86	100.50
M-37	incl.	132.50	141.50	0.60	9.00
M-37	incl.	141.50	159.50	0.90	18.00
M-37	incl.	159.50	164.00	0.58	4.50
M-37	incl.	164.00	219.50	0.98	55.50
M-37	incl.	192.50	215.00	1.11	22.50
M-37	incl.	219.50	224.00	0.46	4.50
M-37	incl.	224.00	227.00	1.04	3.00
M-37	incl.	227.00	233.00	0.46	6.00
M-38		198.50	215.00	0.19	16.50
M-38		215.00	237.50	0.85	22.50
M-38		237.50	245.00	0.26	7.50
M-39		132.50	135.50	0.15	3.00
M-39		135.50	141.50	0.56	6.00

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
M-39		141.50	147.50	0.29	6.00
M-39		200.00	208.80	0.17	8.80
M-39		208.50	212.00	0.37	3.50
M-39		212.00	215.00	0.68	3.00
M-39		215.00	224.00	0.40	9.00
M-39		224.00	229.50	0.09	5.50
M-39		229.50	249.50	0.79	20.00
M-39	incl.	229.50	233.00	0.62	3.50
M-39	incl.	233.00	249.50	0.84	16.50
M-39	incl.	233.00	237.50	0.99	4.50
M-39	incl.	237.50	240.50	0.42	3.00
M-39	incl.	240.50	249.50	0.90	9.00
M-39		249.50	258.50	0.28	9.00
M-40		215.00	218.00	0.83	3.00
M-40		218.00	224.00	0.35	6.00
M-41		104.00	117.50	0.27	13.50
M-41		117.50	212.00	0.87	94.50
M-41	incl.	153.50	161.00	1.06	7.50
M-41	incl.	188.00	210.00	1.05	22.00
M-41		212.00	216.50	0.41	4.50
M-41		216.50	219.50	0.98	3.00
M-41		219.50	224.00	0.41	4.50
M-42		182.00	190.00	0.38	8.00
M-42		195.50	206.00	0.23	10.50
M-42		206.00	291.50	0.71	85.50
M-42		291.50	294.50	0.30	3.00

Analytical results from the 2009 exploration program were given to our consulting engineering firm AGP Mining Consultants Inc. (formerly PEG Mining Consultants) to calculate a vanadium pentoxide resource. Based on the favourable resource calculation results, we conducted and additional drill program between April and July, 2010. This exploration program involved diamond drilling with accompanying lithological, structural and geotechnical logging, specific gravity determination, point load tests and metallurgical sampling. All work was carried out under a well-supervised Quality Assurance and Quality Control program.

The primary aim of the 2010 drill program was to delineate additional reserves at the Jaky and Manga targets, as well as targeting an additional target, the Mainty. A total of 8,952 meters of diamond drilling was completed in 46 holes. Selected drill holes were oriented with point load test and orientation measurements recorded.

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

All drill core assays have been received, and AGP Mining Consultants Inc. was retained to undertake a resource calculation update for the Manga and Jaky Zones, as well as a new resource estimate for the Mainty Zone.

Metallurgy

Various metallurgical scoping test programs have been completed since Q4 2009, covering physical and chemical preconcentration processes, acid and alkaline leaching (atmospheric and pressure), alkaline salt roasting and high definition mineralogical characterisation.

Mineralogical characterisation of several silicate samples has revealed a unique deportment of vanadium at Green Giant. Vanadium bearing minerals include clays, micas, oxides, and sulphides. The vanadium deportment for three recent silicate composites is summarized below.

	Vanadium Deportment, Mass % - Summary
Mineral	HMC	MPC	Silicate
	(%)	(%)	(%)
Other	0.0	0.1	0.1
Rutile	1.7	1.3	2.0
Pyrrhotite	0.4	2.0	0.5
Other Micas/Clays	0.7	4.0	3.0
Sillimanite	1.3	0.2	0.0
Cordierite	3.0	5.1	4.2
Phlogophite (low-V)	53.5	5.0	5.8
Phlogophite (high-V)	26.1	19.5	26.1
Roscoelite	14.5	11.1	15.0
V-Phosphate	0.7	0.0	0
V-Oxides	28.6	22.6	18.6
V-Fe Sulphide	17.4	29.2	24.6

Vanadium is spread across a range of mineral types, but is primarily found in Phlogophite (of various V tenors) Oxides and sulphides. Gangue minerals of note include quartz (generally 30-40% of sample mass) K-feldspar (10% of sample mass) and graphite (<10% of sample mass). Similar work completed in 2009 suggests that the oxide zone differs mineralogically in that a greater percentage of vanadium occurs in oxide minerals, with less in clays/micas and none in sulphides.

Leaching with sulphuric acid can achieve high vanadium extractions (up to 77%), but always at the expense of acid consumption and leach liquor quality. Acid consumptions have varied, but have generally been in the 3 to 500 kg/t range. The vigorous co-extraction of elements such as aluminium, magnesium, and iron is considered detrimental to downstream processes, and is also believed to be responsible for the high acid consumption.

Leaching with alkaline lixiviants such as soda ash (Na2CO3) and caustic soda (NaOH) has historically not resulted in high vanadium extractions. Pressure leaching with soda ash at Mintek (Phase 2) resulted in 30% to 40% vanadium extraction, which although lower than the acid-based leach results, was significantly higher than atmospheric alkaline leach extractions. The more selective alkaline lixiviants provide much cleaner leach liquors, with minimal co-extraction of problematic elements.

Early Phase 3 alkaline pressure leach tests observed an excess of micaceous material in leach residues, and it was postulated that the vanadium-bearing micas (phlogophite) might be more resistant to alkaline leaching. An oxidative pre-roast was introduced to the treatment process, with a resultant 25% increase in vanadium extraction rate. Comparing leach residues, the micaceous material was no longer present after pre-roasting. Further work is recommended to optimize conditions, but the most encouraging extraction results to date have been achieved on pre-roasted samples, using concentrated soda ash as a lixiviant at high temperature.

		Phase 3 Alkaline Leach Results – Summary
	V2 O5		Grind	Feed %	Na2 CO3	Na2 CO3
PL	Extraction	Roasting	K80	Solids	kg/t	g/L	°C	Hours
10	80.6	pre-roast – 1,000 °C / 3 h	105	10	n/r	100	240	4
11	82.0	pre-roast – 1,100 °C / 3 h	105	10	n/r	100	240	4
18	75.3	pre-roast – 1,100 °C / 3 h	105	10	147	50	220	4
20	64.0	pre-roast – 1,100 °C / 3 h	105	30	71	50	220	4

As the project develops, further scoping work is essential to allow optimization of the roast and leach conditions for both silicate and oxide samples from all zones.

The metallurgical processes tested would undoubtedly benefit from higher head grades. It is therefore important that future metallurgical programs asses the influence of higher feed vanadium concentrations.

Resource Calculations

Effective November 30, 2010, AGP Mining Consultants estimated the mineral resources for the Green Giant property in Madagascar. The mineral deposits on this property have been divided into three separate zones, which are referred to as the Jaky, Manga, and Mainty deposits. This mineral resource estimate utilized approximately 18,832 m of diamond drill hole data from the 2008, 2009, and 2010 drill program and was supplemented by approximately 5,928 m of trench data from the 2008 and 2009 exploration programs. No additional work was carried out on the Jaky deposit; therefore, the resources are merely re-stated from the NI43-101 report dated June 18, 2010.

The Jaky, Manga, and Mainty resource estimate is comprised of Indicated and Inferred resources reported as vanadium pentoxide mineralization at a base case cutoff grade of 0.5% V2O5.

The method employed to select the base case cutoff grade was to consider the mineralogical characteristic, envisioned mining methods and comparable Vanadium projects worldwide. Futher work is required to more accurately determine the optimum economic cutoff grade, and this is recommended as part of the Preliminary Economic Assessment.

The vanadium deposits on the Green Giant property are split into two separate categories: oxide and primary. The following resource values were determined at a 0.5% V2O5 cutoff. Within the oxide and primary zones of the Jaky, Manga, and Mainty deposits, the total Indicated resource is 49.5 Mt at 0.693% V2O5, containing 756.3 Mlb of vanadium pentoxide. The total Inferred resource is 9.7 Mt at a grade of 0.632% V2O5, containing 134.5 Mlb of vanadium pentoxide. Since no additional work was conducted, mineral resources at the Green Giant Property were classified using logic consistent with the CIM definitions referred to in NI 43-101 guidelines. This independent mineral resource estimate and review conducted by AGP Mining Consultants supports the disclosure by our company of the mineral resource statement for the Jaky, Manga, and Mainty deposit dated November 30, 2010.

Future Programs

The property merits an exploration program consisting of exploratory and infill diamond drilling over vanadium-bearing zones identified by diamond drilling and trenching completed in 2008, 2009 and 2010. The goal of the program would be to upgrade inferred resources to indicate resources and to delineate additional indicated resources. A 6,000 meter, 31-hole drill program will employ one Boart Longyear diamond drill to verify additional mineralized zones previously confirmed through trenching and/or prospecting. This program is anticipated to begin in the 2nd quarter, following the conclusion of Madagascar’s rainy season.

Our company’s National Instrument 43-101 compliant resource estimate confirmed that a significant amount of vanadium has been discovered in the mineralized zones that account for a very small portion (2.55 kilometers) of the overall 18-kilometre trend of vanadium mineralization.

To date, 131 diamond drill holes and 151 trenches, totaling 38,643 meters have been completed on the property. Our management hopes to complete, but cannot guarantee, a NI 43-101 compliant preliminary economic assessment (scoping) study by the end of 2011.

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

The expected cost of the recommended metallurgical program up to June 30, 2011 is $500,000.

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

The area comprising these claims is approximately 6,580 hectares. In this part of the Province of Québec, "map staking" predetermines claim outlines. Previously the map-staking grid, producing some of the small parcels, superimposes upon staked claims. There are no carried environmental liabilities on the property. All surface work requires provincial government permits, including camp construction permits. These have been acquired.

Agreement

On May 4, 2006, Virginia Mines Inc. ("Virginia") and our company entered into a binding agreement whereby our company was granted an option to acquire an undivided 75% participating interest in 200 claims constituting the Sagar Property located in the Labrador Trough in Northern Québec. Under the terms of this agreement, our company had the option to earn a 75% interest in the Sagar Property by issuing to Virginia 2,000,000 common shares and 2,000,000 common share purchase warrants of our company, each warrant entitling Virginia to acquire one common share of our company at a price of US$1.00 for a period of three years from the date of issue thereof, and by incurring total exploration expenditures of $2,000,000 on the Sagar Property by August 2008. Furthermore, Virginia had the option, at any time, to sell its remaining 25% participating interest in the Sagar Property in consideration for the issue to it of 1,000,000 common shares and 1,000,000 common share purchase warrants of our company. The common share purchase warrants shall be exercisable at a price equal to the 20-trading day weighted average closing price preceding the selling date, and shall be valid for a period of two years from the date of issuance. Upon our company earning a 100% interest in the Sagar Property, Virginia shall retain a 1.5% royalty (net smelter returns).

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

On February 19, 2007, Virginia exercised its option to sell its 25% remaining interest in the Sagar Property to our company and in connection therewith, our company issued to Virginia 1,000,000 common shares and 1,000,000 common share purchase warrants, with each such warrant being exercisable at a price of $1.24 for a period of two years from the date of issuance. As a result of this exercise, our company now holds a 100% interest in the Sagar Property, subject to a royalty equal to 1% of net smelter returns on certain claims, 0.5% on net smelter returns on other claims owned by Pierre Poisson and Joanne Jones (the "P&J Royalty") (see below), and a royalty in favor of Virginia equal to 1.5% of net smelter returns. Under the agreement with Virginia, our company must incur aggregate exploration expenditures of at least $2,000,000 on the Sagar Property on or before August 31, 2008. As at June 30, 2010, we incurred an aggregate of $7,363,663 of exploration expenditures on the Sagar Property.

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

FERDERBER

Property Description and Location

Our company acquired a 100% undivided right, title and interest in and to 19 mining claims (0036315, 0036316, 0036317, 0036318, 0036319, 0036320, 0036321, 0036322, 0036323, 0036324, 0036325, 0036326, 0036327, 0030649, 0030650, 0030640, 0030638, 0030612, 0030613) held by Mr. Peter Ferderber, covering an area of approximately 64 hectares located in the Central Labrador Trough Region of Québec, 13 of which are contiguous to our company’s Sagar Property. This property can be accessed by air.

In consideration of our company receiving a 100% interest in these claims, subject to any net smelter return royalties, our company paid CAD$6,000, and issued 150,000 common shares and a warrant exercisable for 75,000 common shares, exercisable at $1.00 per share for a three year period from date of issuance.

Underlying net Smelter Royalty ("NSR")

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

Sagar Property and Ferderber Claims Highlights The following are key features of the Sagar Property:

The geological setting of the property is the northwest trending Romanet Horst within the Labrador Trough. The significant mineral potential of this geological setting is well demonstrated by the abundance and diversity of uranium-gold showings, which range from veins to breccia’s to shear zones. There is also locally significant sedimentary-hosted copper mineralization. The most spectacular mineralization found to date is the 500 x 200 meter Mistamisk boulder field which contains 150 boulders that range up to 640 g/t gold and 4.11% uranium, with 70 tested boulders averaging 64.9g/t gold and 1.3% uranium. The boulders discovered within the Mistamisk boulder field range in length from 0.30 -2.0 meters. Prior work has not determined the bedrock source of this boulder field.

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
  the market price for gold;
  the market price for uranium;
  the market price for vanadium;
  the results of our proposed exploration programs on our mineral properties; and
  our ability to find joint venture partners for the development of our property interests.

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
  For the six months ended December 31, 2010, we raised $79,200 through the exercise of 376,500 share purchase warrants.

Going forward, we anticipate that additional funding will be in the form of equity financings from the sale of our common stock. However, our company cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of shares of common stock for additional phases of exploration. Our management believes that debt financing will not be an alternative for funding additional phases of exploration. We do not have any arrangements in place for any future equity financing.

Results of Operations

We have had no operating revenues from inception on March 1, 2004 through to the period ended December 31, 2010. Our activities have been financed from the proceeds of securities subscriptions. From inception, on March 1, 2004, to December 31, 2010, we raised net aggregate proceeds of $24,364,597 from private offerings of our securities.

For the period from inception, March 1, 2004, to December 31, 2010, we incurred a loss before income taxes of $49,491,070. Expenses included $17,405,678 in mineral property and exploration costs. These costs charged to operations were for the acquisition of the Madagascar properties, Sagar Properties in Canada and other abandoned properties. This amount includes ancillary costs related to the mineral properties. We also incurred $2,999,938 in professional fees since inception. In addition, since inception, we have recorded general and administrative expenses of $4,103,328 which includes rental costs, travel and office expenses; stock based compensation valued at $19,037,563, a foreign exchange translation gain of $764,752, donated services and expenses of $18,750 and total other income (including interest) of $948,750.

Liquidity and Capital Resources

As at December 31, 2010, we had cash on hand of $557,679 and a working capital of $634,746.

We hold a significant portion of cash reserves in Canadian dollars. Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in translation gains or losses in US dollar terms. If there was to be a significant decline in the Canadian dollar versus the US Dollar the US dollar cash position would also significantly decline. If the US Dollar significantly declines relative to the Canadian dollar our quoted US dollar cash position would also significantly decline. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations. Such foreign exchange declines could cause us to experience losses.

There are no assurances that we will be able to achieve further sales of common stock or any other form of additional financing. If our company is unable to achieve the financing necessary to continue the plan of operations, then we will not be able to continue our exploration and our venture will fail.

Issuances of Securities

We have funded our business to date from sales of our securities. During the year ended June 30, 2009, we closed a private placement comprising of 6,800,000 units for gross proceeds of $680,000. Each unit consists of one share of common stock and one-half share purchase warrant. Each warrant is exercisable at $0.20 per share for a period of two years from date of issuance. In connection with the private placement, we paid 408,000 shares of common stock and 408,000 broker warrants valued at $0.10 per unit as commission. Each broker warrant is exercisable at $0.10 per share for a period of 2 years from the date of issuance. All of these shares were issued to non-US investors pursuant to the exemption provided by Regulation S under the Securities Act for a transaction not involving a public offering.

The offer and sale of all shares of our common stock and warrants listed above were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act. The Investor acknowledged the following: Subscriber is not a United States Person, nor is the Subscriber acquiring the shares of our common stock and warrants directly or indirectly for the account or benefit of a United States Person. None of the funds used by the Subscriber to purchase the shares of our common stock and warrants have been obtained from United States Persons. For purposes of this Agreement, "United States Person" within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means: (i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

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

On August 17, 2009, we issued 2,500,000 common shares to directors, officers and consultants as 2009 Bonus Compensation Shares for their services to our company. The foregoing securities were exempt from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder and Regulation S Securities Act of 1933. Subsequent to the issuance, we cancelled 250,000 of our common shares to a consultant.

On October 5, 2009, our company issued 500,000 common shares and 250,000 share purchase warrants to a director as an incentive bonus compensation. The foregoing securities are exempt from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation S Securities Act of 1933.

On March 15, 2010, our company closed a private placement of 21,666,667 units for gross proceeds of $6,500,000 (the "2010 Offering"). Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $0.50 for a period of three years following the later of March 15, 2010 and the date of listing on the TSX-V, which occurred on May 5, 2010 under the trading symbol EGZ. The expiry of the warrants may be accelerated by our company if the common shares trade at a price greater than $0.75 at any time after 9 months from March 15, 2010 for a period of 21 consecutive days on the OTC Bulletin Board ("OTCBB") or the TSX-V, provided that our company has filed, and had declared effective, the Registration Statement (as defined below).

The units were issued together with listing and filing rights, which rights could have been converted into an escalating number of common shares if the Company did not complete its TSX-V Listing or file a resale registration statement for the securities issued in connection with the 2010 Offering (the "Registration Statement") by certain specific dates. The Company was listed on the TSX-V on May 5, 2010 and its Registration Statement was declared effectiveby the Securities Exchange Commission on November 10, 2010, Therefore the rights expired.

As consideration for their services in connection with the brokered offerings, Clarus Securities Inc. and Byron Securities Limited (together, the "Agents") were (i) paid a cash commission of 6% of the gross proceeds of the brokered offerings, (ii) issued 870,000 Class A broker warrants, and (iii) issued 870,000 Class B broker warrants. Each Class A broker warrant entitles the holder to acquire one common share at an exercise price of US$0.30 until March 15, 2012. Each Class B broker warrant entitles the holder to acquire one common share at an exercise price of US$0.50 at any time after a corresponding number of Class A broker warrants have been exercised by the Agent and on or before May 5, 2013. In addition, Clarus was issued 400,000 common shares and 400,000 Class C broker warrants for certain advisory services in connection with the brokered offerings. Each Class C broker warrant entitles the holder to acquire one common share at an exercise price of US$0.30 until March 15, 2013.

All of these shares were issued to non-US investors pursuant to the exemption provided by Section 4 (2) under the Securities Act for a transaction not involving a public offering. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act") and in Section 4(2) of the U.S. Securities Act, based on the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Further, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding for additional phases of exploration. We currently believe that debt financing will not be an alternative for funding additional phases of exploration. We do not have any arrangements in place for any future equity financing.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration and our venture will fail.

Foreign currencies

We hold a significant portion of our cash reserves in Canadian dollars. Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in either translation gains or losses in US dollar terms. If the US Dollar significantly declines relative to the Canadian dollar our quoted US dollar cash position would also significantly decline. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations. Such foreign exchange declines could cause us to experience losses.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception. Since our inception to December 31, 2010, we had accumulated net losses of $49,491,070. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Our common shares have been subject to penny stock regulation.

Our common shares have been subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than US$5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; issued by a registered investment company; excluded from the definition on the basis of price (at least US$5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission. If our common shares are deemed to be "penny stock", trading in common shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

Financial Industry Regulatory Authority, Inc. ("FINRA") sales practice requirements may also limit a shareholder’s ability to buy and sell our common shares.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") could have a material adverse effect on our business and operating results.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting. In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

From time to time we hold a significant portion of our cash reserves in Canadian dollars. Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in translation gains or losses in U.S. dollar terms. If there was to be a significant decline in the Canadian dollar versus the U.S. dollar, our U.S. dollar cash position would also significantly decline. . If the US Dollar significantly declines relative to the Canadian dollar our quoted US dollar cash position would also significantly decline. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations. Such foreign exchange declines could cause us to experience losses.

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

Climate change and related regulatory responses may impact our business.

Climate change as a result of emissions of greenhouse gases is a significant topic of discussion and may generate government regulatory responses in the near future. It is impracticable to predict with any certainty the impact of climate change on our business or the regulatory responses to it, although we recognize that they could be significant. However, it is too soon for us to predict with any certainty the ultimate impact, either directionally or quantitatively, of climate change and related regulatory responses.

To the extent that climate change increases the risk of natural disasters or other disruptive events in the areas in which we operate, we could be harmed. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, our plans may not fully protect us from all such disasters or events.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 21, 2010, the Company issued 1,100,000 stock options to a new director of the Company valued at $237,710. The stock options were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.54%; expected volatility - 172%; dividend yield - NIL; and expected life - 4 years.

On November 19, 2010 and December 2, 2010, the Company issued 376,500 shares of common stock for consideration of $79,200. This common stock was issued pursuant to the exercise of share purchase warrants

On December 17, 2010, the Company issued 200,000 shares of common stock valued at $90,000 pursuant to a contract with a party to provide advisory services in China.

The Offering of such shares of our common stock and common stock purchase warrants to the Investors was effected in reliance on the exemptions for sales of securities not involving a public offering, in reliance upon Regulation S of the Securities Act of 1933, as amended (the "Securities Act") , based on the following: (a) the Investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the Investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the Investors acknowledged that all securities being issued were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act. The Investors, in conjunction with the issuance of common shares and common stock purchase warrants pursuant to Rule 903(a) and (b)(3) of Regulation S represented to us that they were not a "U.S. Person". We did not engage in a distribution of this offering in the United States. The Investors represented its intention to acquire the securities for investment only and not with a view towards distribution. Appropriate legends have been affixed to the stock certificate issued to the Investors in accordance with Regulation S.

For purposes of this disclosure, "U.S. Person" within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means: (i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended December 31, 2010.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. – EXHIBITS

Exhibit Number

Description
3.1	Articles of Incorporation of Uranium Star Corp. (now known as Energizer Resources Inc.) (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K as filed with the SEC on May 20, 2008)
3.2	Articles of Amendment to Articles of Incorporation of Uranium Star Corp. changing its name to Energizer Resources Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K as filed with the SEC on July 16, 2010)
3.3	Amended and Restated By-Laws of Energizer Resources Inc. (Incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K as filed with the SEC on July 16, 2010)
4.1	Amended and Restated 2006 Stock Option Plan of Energizer Resources, Inc. (as of February 2009) (Incorporated by reference to Exhibit 4.1 to the registrant's Form S-8 registration statement as filed with the SEC on February 19, 2010)
4.2	Form of broker Subscription Agreement for Units (Canadian and Offshore Subscribers) (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K as filed with the SEC on March 19, 2010)
4.3	Form of standard Subscription Agreement for Units (Canadian and Offshore Subscribers) (Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K as filed with the SEC on March 19, 2010)
4.4	Form of Warrant to Purchase common shares (Incorporated by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K as filed with the SEC on March 19, 2010)
4.5	Form of Class A broker warrant to Purchase common shares (Incorporated by reference to Exhibit 4.4 to the registrant’s current report on Form 8-K as filed with the SEC on March 19, 2010)
4.6	Form of Class B broker warrant to Purchase common shares (Incorporated by reference to Exhibit 4.5 to the registrant’s current report on Form 8-K as filed with the SEC on March 19, 2010)
4.7	Agency Agreement, dated March 15, 2010, between Energizer Resources, Clarus Securities Inc. and Byron Securities Limited (Incorporated by reference to Exhibit 4.6 to the registrant’s current report on Form 8-K as filed with the SEC on March 19, 2010)
5.1	Opinion of Jill Arlene Robbins, Esq.
10.1	Property Agreement effective May 14, 2004 between Thornton J. Donaldson and Thornton J. Donaldson, Trustee for Yukon Resources Corp. (Incorporated by reference to Exhibit 10.1 to the registrant's Form SB-2 registration statement as filed with the SEC on September 14, 2004)
10.2	Letter of Intent dated March 10, 2006 with Apofas Ltd. (Incorporated by reference to Exhibit 99.1 to the registrant's current report on Form 8-K as filed with the SEC on March 13, 2006)

10.3	Letter agreement effective May 12, 2006 between Yukon Resources Corp. and Virginia Mines Inc. (Incorporated by reference to Exhibit 99.1 to the registrant's current report on Form 8-K filed as with the SEC on May 9, 2006)
10.4	Joint Venture Agreement dated August 22, 2007 between Uranium Star Corp. & Madagascar Minerals and Resources sarl (Incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K as filed with SEC on September 11, 2007)
21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the registrant’s annual report on Form 10-K as filed on September 21, 2009)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herein)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herein)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herein)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herein)
99.1	Canadian National Instrument 43-101 Technical Report Update for Green Giant Property, Fotadrevo, Province of Toliara, Madagascar (Incorporated by reference to Exhibit 99.1 to the registrant's report on Form 8-K as filed with SEC on July 9, 2010)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Energizer Resources Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGIZER RESOURCES INC.

Date: February 11, 2011

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

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

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

Dated: February 11, 2011

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

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

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

Dated: February 11, 2011

/s/ Richard E. Schler Richard E. Schler, Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the quarterly report of Energizer Resources Inc. (the "Company") on Form 10-Q for the period ending December 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J A Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: February 11, 2011

/s/ J A Kirk McKinnon

J A Kirk McKinnon, Chief Executive Officer

Exhibit 32.2

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the quarterly report of Energizer Resources Inc. (the "Company") on Form 10-Q for the period ending December 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J A Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: February 11, 2011

/s/ Richard Schler

Richard Schler, Chief Executive Officer