Form 10-Q
period 2011-03-31
Energizer Resources, Inc.
filed 2011-05-13
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Yes  []

No  [ X]

As of May 10, 2011, there were 143,949,178 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes      No   [X]

Energizer Resources Inc.

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited) including:	4
	Consolidated Balance Sheets
	Consolidated Statements of Operations and Comprehensive Loss
	Consolidated Statements of Cash Flows
	Notes to the Consolidated Financial Statements
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	15
Item 3	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	40
Item 1a	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Removed and Reserved	47
Item 5	Other information	47
Item 6.	Exhibits	48

CERTIFICATIONS

Exhibit 31 – Management certification		50-51

Exhibit 32 – Sarbanes-Oxley Act		52-53

PART 1

FINANCIAL INFORMATION

As used in this annual report, "we", "us", "our", "Energizer Resources", "Company" or "our company" refers to Energizer Resources Inc. and all of its subsidiaries.

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General

The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending June 30, 2011.

All references to "dollars", "$" or "US$" are to United States dollars and all references to "CAD$" are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the noon exchange rate as reported by the Bank of Canada on the applicable date.

ENERGIZER RESOURCES INC.

(An Exploration Stage Company)

Unaudited Interim Financial Statements

March 31, 2011

(Expressed in US Dollars)

Energizer Resources Inc. (An Exploration Stage Company)
Consolidated Interim Balance Sheets
(Expressed in US Dollars)

	March 31, 2011	June 30, 2010
	(Unaudited)	(Audited)

Assets
Cash and cash equivalents	$ 13,369,337	$ 2,505,480
Marketable securities	31,949	28,559
Amounts receivable and prepaid expenses	124,597	68,996
Taxes recoverable	234,356	244,632

Total current assets	13,760,239	2,847,667
Equipment (note 3)	8,889	15,556

Total assets	$ 13,769,128	$ 2,863,223

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities:
Accounts payable and accrued liabilities (note 5)	$ 342,584	$ 413,121

Stockholders' Equity
Common stock, 350,000,000 shares authorized,
$0.001 par value, 143,949,178 issued and outstanding
(June 30, 2010 110,511,024) (note 7)	143,949	110,510
Additional paid in capital	63,617,084	49,563,403
Accumulated comprehensive loss	(41,745)	(44,276)
Donated capital	20,750	20,750
Accumulated deficit during exploration stage	(50,313,494)	(47,200,285)

Total stockholders' equity	13,426,544	2,450,102

Total liabilities and stockholders' equity	$ 13,769,128	$ 2,863,223

Going concern (note 1)

Energizer Resources Inc. (An Exploration Stage Company)
Consolidated Interim Statements of Operations and Comprehensive Loss -  Unaudited
(Expressed in US Dollars)

	March 1, 2004
(date of inception) to		For the Nine Months		For the Three Months
	March 31,	Ended March 31,		Ended March 31,
	2010	2011	2010	2011	2010

Revenues	$ -	$ -	$ -	$ -	$ -

Expenses:
Mineral exploration expenses	17,602,639	1,106,906	3,744,312	196,961	530,056
General and administrative	4,469,473	973,753	636,266	366,145	189,270
Professional and consulting fees	3,332,545	883,046	601,750	332,607	161,025
Stock based compensation (note 8)	19,037,563	237,710	1,379,497	-	-
Impairment loss on mineral properties	7,588,508	-	100,000	-	-
Foreign currency translation (gain)/loss	(813,253)	(67,826)	(178,541)	(48,501)	(63,578)
Donated services and expenses	18,750	-	-	-	-
Depreciation	53,030	6,667	6,667	2,223	2,223

Total expenses	51,289,255	3,140,256	6,289,951	849,435	818,996

Net loss from operations	(51,289,255)	(3,140,256)	(6,289,951)	(849,435)	(818,996)

Other Income:
Interest income	671,908	27,047	9,168	27,011	1,852
Other income	303,853	-	-	-	-

Loss before income tax recovery	(50,313,494)	(3,113,209)	(6,280,783)	(822,424)	(817,144)
Income tax recovery	-	-	-	-	-

Net loss for the period	(50,313,494)	(3,113,209)	(6,280,783)	(822,424)	(817,144)
Unrealized (loss) gain from investments in
marketable securities	(41,745)	(2,530)	10,810	8,575	6,780

Comprehensive loss end of period	$(50,355,239)	$(3,115,739)	$(6,269,973)	$ (813,849)	$(810,364)

Net loss per share basic and diluted (note 10)		$ (0.03)	$ (0.07)	$ (0.01)	$ (0.01)

Weighted average shares outstanding - basic and diluted		117,577,323	87,234,746	132,084,283	90,541,735

The accompanying notes are an integral part of these consolidated interim financial statements.

Energizer Resources Inc. (An Exploration Stage Company)
Consolidated Interim Statements of Cash Flows - Unaudited
(Expressed in US Dollars)

Accumulated from		For the	For the
March 1, 2004 (date of		Period Ended	Period Ended
	inception) to	March 31,	March 31,
March, 2010		2011	2010

Operating Activities
Net loss for the period	$ (50,313,494)	$ (3,113,209)	$ (6,280,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53,030	6,667	6,667
Donated services and expenses	20,750	-	-
Non cash proceeds received	(74,000)	-	-
Impairment loss on mineral properties	7,588,508	-	100,000
Stock based compensation	19,037,563	237,710	1,379,497
Issuance of shares and warrants for services rendered	168,100	168,100	-

Change in operating assets and liabilities:
Amounts receivable and prepaid expenses	(124,597)	(55,601)	101,891
Taxes recoverable	(244,632)	-	127,711
Accounts payable and accrued liabilities	343,410	(70,537)	27,584
Unrealized foreign exchange (loss)/gain in
operating assets and liabilities	(13,159)	(13,496)	-

Net cash used in operating activities	(23,558,521)	(2,840,366)	(4,537,433)

Financing Activities
Proceeds from issuance of common stock, net	37,502,517	13,217,120	6,406,136
Exercise of warrants	464,200	464,200	-
Government grants received	22,903	22,903	-

Net cash provided by financing activities	37,989,620	13,704,223	6,406,136

Investing Activities
Mineral property acquisition costs	(999,844)	-	(100,000)
Purchase of property and equipment	(61,918)	-	-

Net cash (used in) investing activities	(1,061,762)	-	(100,000)

Increase in cash and cash equivalents	13,369,337	10,863,857	1,768,703
Cash and cash equivalents beginning of period	-	2,505,480	2,776,177

Cash and cash equivalents end of period	$ 13,369,337	$ 13,369,337	$ 4,544,880

Non-cash investing and financing activities:
Issuance of common stock for mineral properties	$ 3,840,500	$ -	$ -
Issuance of common stock for services	5,811,125	90,000	722,500
Issuance of share purchase warrants for services	78,100	78,100	-

Supplemental Disclosures:
Taxes received	$ 12,507	$ 12,507	$ -
Income taxes paid	-	-	-
Interest paid	-	-	-

The accompanying notes are an integral part of these consolidated interim financial statements.

Energizer Resources Inc. (An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements ‑ Unaudited

March 31, 2011

(Expressed in US Dollars)

1.

Exploration Stage Company and Going Concern

Energizer Resources Inc. (formerly Uranium Star Corp.) (the "Company") was incorporated in the State of Nevada, United States of America on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008.  The Company is an Exploration Stage Company, as defined by ASC Topic‑915, "Development Stage Entities".  During fiscal 2008, the Company incorporated Uranium Star (Mauritius) Ltd., a subsidiary in the country of Mauritius and Energizer Resources Madagascar Sarl (formerly Uranium Star Madagascar Sarl), a subsidiary in the country of Madagascar.  In fiscal 2009, the Company incorporated THB Venture Ltd., a company incorporated in Mauritius to hold the interest in Energizer Resources Minerals Sarl (formerly Uranium Star Minerals Sarl) which holds the Madagascar properties. The Company's principal business is the acquisition and exploration of mineral resources.  The Company has not yet fully determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated interim financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has yet to generate revenue from mining operations or pay dividends and is unlikely to do so in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As at March 31, 2011, the Company has accumulated losses of $50,313,494.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  These consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Marketable Securities Hierarchy

FASB Accounting Standards Codification effective for interim and annual periods ending after September 15, 2009, the FASB has defined a new hierarchy for U.S. GAAP and established the FASB Accounting Standards Codification (ASC) as the sole source for authoritative guidance to be applied by nongovernmental entities. The adoption of the ASC changes the manner in which U.S. GAAP guidance is referenced, but it does not have any impact on the Company’s Unaudited Interim Consolidated Balance Sheet or Consolidated Statement of Operations.

Beginning July 1, 2008, the Company partially applied FAS 157 (ASC Topic–820) as allowed by FASB Staff Position ("FSP") 157‑2, (ASC Topic–820‑10) which delayed the effective date of ASC Topic–820 for non‑financial assets and liabilities.  As of July 1, 2008 the Company had applied the provisions of ASC Topic–820 to its financial instruments and the impact was not material.  On July 1, 2009, the Company adopted ASC Topic–820 to its non‑financial assets and liabilities. The adoption did not have a material impact on the unaudited interim consolidated financial statements.

The Company primarily applies the market approach for recurring fair value measurements and utilizes the best available information.  Accordingly, the Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company is able to classify fair value balances based on the observability of those inputs.

Energizer Resources Inc. (An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements ‑ Unaudited

March 31, 2011

(Expressed in US Dollars)

2. Significant Accounting Policies - continued Fair Value of Marketable Securities Hierarchy continued

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

Level 1 Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange traded derivatives, listed equities and U.S. government treasury securities.

Level 2 Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non exchange traded derivatives such as over the counter forwards, options and repurchase agreements.

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

As of March 31, 2011, all of marketable securities owned by the Company were Level 1 within the fair value hierarchy.

3. Recent Accounting Pronouncements Affecting The Company

In April 2010, the FASB issued ASU No. 2010-13, "Compensation – Stock Compensation (Topic 718): "Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency Market in Which the Underlying Equity Security Traded" ("ASU 2010-13"). ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after July 1, 2011. The Company is currently evaluating the impact, if any, on its consolidated financial statements.

4.	Equipment

				March 31, 2011	June 30, 2010
			Accumulated	Net Book	Net Book
		Cost	Depreciation	Value	Value

	Exploration equipment	$ 44,445	$ 35,556	$ 8,889	$ 15,556

Energizer Resources Inc. (An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements ‑ Unaudited

March 31, 2011

(Expressed in US Dollars)

5.

Related Party Transactions

The following are the related party transactions for the nine‑month period ended March 31, 2011:

a)

The Company incurred a total of $48,810 (March 31, 2010: $41,113) in office administration and rent expense from a company related by common management.

b)

During the period, 1,100,000 (March 31, 2010: 1,500,000) stock options valued at $237,710 (March 31, 2010: $1,379,497) were issued to directors, officers and relatives of directors (Note 7).  Further 590,000 (December 31, 2009: Nil) stock options which were issued to directors, officers and relatives to directors were cancelled.

c)

A total of $Nil (March 31, 2010: 2,125,000) shares were issued to directors, officers and relatives of directors for services at a fair value of $Nil (March 31, 2010: $361,250).  A further, Nil (March 31, 2010: 250,000) share purchase warrants were issued to a director valued at $Nil (March 31, 2010: $113,125) and are exercisable at $0.58 per share for a period of two years from the date of issuance.

d)

The Company incurred $576,315 (March 31, 2010: $351,005) in administrative, management and consulting fees to directors, officers and relatives of directors.

The following are the related party balances as of March 31, 2011:

a)

Included in accounts payable and accrued liabilities is $120,000 (June 30, 2010: $30,000) due to related parties.

6.

Mineral Properties

Green Giant Property, Madagascar, Africa

On August 22, 2007, the Company entered into a joint venture agreement with Madagascar Minerals and Resources Sarl ("MMR"), a Madagascar incorporated company.  A joint venture was established with the Company owning a 75% undivided interest and MMR owning a 25% interest in the Green Giant Property (formerly the Three Horses Property).   The properties are located in the District of Toliara and are referenced as TN 12306, P(R); TN 12814, P(R); TN 12887 P(R); TN 12888 P(R); TN 13020 P(R); TN 13021 P(R) as issued by the Bureau de Cadastre Minier de Madagascar ("BCMM") pursuant to the Mining Code 1999 (as amended) and its implementing decrees.

In order to acquire the 75% interest, the Company paid a total of $765,000, and issued 1,250,000 common shares and 500,000 common share purchase warrants.  Each now expired common share purchase warrant was exercisable at $1.00 per share.  On December 10, 2007, the Company issued 1,250,000 common shares valued at $375,000 based on the $0.30 per share quoted market price and 500,000 now expired common share purchase warrants valued at $60,560 using the Black-Scholes option pricing model.  Subsequently, the Company recognized an impairment loss of $1,200,560 which represents the total cash paid and the value of common shares and warrants issued.

On July 9, 2009, the Company entered into an agreement to acquire the remaining 25% interest for $100,000.  On acquisition of the remaining 25% the joint venture with MMR was terminated.  MMR retains a 2% net smelter return ("NSR"). The NSR on this 25% interest portion can be acquired by the Company for $500,000 in cash or common shares for the first 1% and $1,000,000 in cash or common shares for the second 1% at the Company's option.

Sagar Property ‑ Romanet Horst, Labrador Trough, Quebec, Canada

On May 2, 2006, the Company signed a letter of intent for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  The vendor had the right and option to sell the remaining 25% interest in the property. The vendor had previously acquired a 100% interest in the property, subject to a 1% NSR on certain claims, and a 0.5% NSR on other claims.  The vendor had the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, the Company issued 2,000,000 common shares, 2,000,000 now expired common share purchase warrants and incurred exploration expenditures greater than $2,000,000 on the property before September 1, 2008. On February 28, 2007 the vendor exercised its option to sell its remaining 25% interest to the Company for 1,000,000 common shares valued at $1,219,000 and 1,000,000 now expired common share purchase warrants valued at $752,985 using the Black-Scholes pricing model.  The Company now owns a 100% interest in the property.  Total exploration expenditures to date on this property are of $7,363,663 as at March 31, 2011.

Energizer Resources Inc. (An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements ‑ Unaudited

March 31, 2011

(Expressed in US Dollars)

6.

Mineral Properties - continued

Sagar Property - Romanet Horst, Labrador Trough, Quebec, Canada

On August 15, 2006, the Company acquired 19 mineral claims contiguous to the Sagar property for $5,385; 150,000 common shares valued at $103,500; and 75,000 now expired common share purchase warrants valued at $34,961 using the Black‑Scholes pricing model.  As at March 31, 2011, the cumulative impairment loss which represents the total cash paid and the value of common shares and warrants issued, was $143,846.

7.	Common Stock
a)	On August 17, 2009, the Company issued 2,250,000 shares of common stock to directors, officers and consultants as compensation for services rendered at a fair value of $382,500. The shares were valued at an estimated fair market value of $0.17 per share based on the prevailing quoted market price on the date of issue.
b)	On October 5, 2009, the Company issued 500,000 shares of common stock valued at $340,000, and 250,000 share purchase warrants valued at $113,125 to a director. The prevailing market price on the date of issuance was $0.68. The share purchase warrants issued are exercisable at $0.58 per share for a period of two years from date of issuance. The warrants were valued using the Black Scholes pricing model with the following assumptions: risk free interest rate – 2.25%; expected volatility – 172%; dividend yield – NIL; and expected life – 2 years.
c)	On March 15, 2010, the Company closed a private placement of 21,666,667 units for gross proceeds of $6,500,000 (the "2010 Offering"). Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder the right to purchase one common share at an exercise price of $0.50 for a period of three years following the later of March 15, 2010 and the date of listing on the TSX V, which occurred on May 5, 2010 under the trading symbol EGZ. The expiry of the warrants may be accelerated by the Company if the shares of common stock trade at a price greater than $0.75 at any time after 9 months from March 15, 2010 for a period of 21 consecutive days on the OTC Bulletin Board ("OTCBB") or the TSX V, provided that the Company has filed, and had declared effective, the Registration Statement (as defined below).
The units were issued together with listing and filing rights, which rights could have been converted into an escalating number of shares of common stock if the Company did not complete its TSX V Listing or file a resale registration statement for the securities issued in connection with the 2010 Offering (the "Registration Statement") by certain specific dates. The Company was listed on the TSX V on May 5, 2010 and its Registration Statement was declared effective by the Securities Exchange Commission on November 10, 2010. Therefore the rights are now expired.
As consideration for their services in connection with the brokered offerings, Clarus Securities Inc. and Byron Securities Limited (together, the "Agents") were (i) paid a cash commission of 6% of the gross proceeds of the brokered offerings, (ii) issued 870,000 Class A broker warrants, and (iii) issued 870,000 Class B broker warrants. Each Class A broker warrant entitles the holder to acquire one common share at an exercise price of US$0.30 until March 15, 2012. Each Class B broker warrant entitles the holder to acquire one common share at an exercise price of US$0.50 at any time after a corresponding number of Class A broker warrants have been exercised by the Agent and on or before May 5, 2013. In addition, Clarus Securities Inc. was issued 400,000 shares of common stock and 400,000 Class C broker warrants for certain advisory services in connection with the brokered offerings. Each Class C broker warrant entitles the holder to acquire one common share at an exercise price of US$0.30 until March 15, 2013.
d)	On March 31, 2010, 2,000,000 stock options were exercised for gross proceeds of $300,000.

Energizer Resources Inc. (An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements ‑ Unaudited

March 31, 2011

(Expressed in US Dollars)

7.	Common Stock - continued
e)	On May 5, 2010, the common stock of the Company commenced trading on the TSX V. An aggregate of 12,060,000 common shares, 4,435,000 warrants and 3,025,000 stock options of the Company controlled by "Principals" (as such term is defined in the Corporate Finance Manual of the TSX V) and certain non Principals of the Company are subject to the surplus escrow requirements of the TSX V, applicable to a "Tier 2 Issuer" and will be released from escrow as follows: 5% of the original number of escrowed stock at the time of listing, 5% of the original number of escrowed securities 6 months after the listing date (November 4, 2010), 10% of the original number of escrowed securities 12 months after the listing date (May 4, 2010), 10% of the original number of escrowed securities 18 months after the listing date (November 4, 2011), 15% of the original number of escrowed securities 24 months after the listing date (May 4, 2012), 15% of the original number of escrowed securities 30 months after the listing date (November 4, 2012) and 40% of the original number of escrowed securities 36 months after the listing date (May 4, 2013).
f)	On May 11, 2010, the Company issued 6,650,000 stock options to directors, officers and consultants of the Company valued at $2,269,645. The stock options were valued using the Black Scholes pricing model with the following assumptions: risk free interest rate – 2.28%; expected volatility – 147%; dividend yield – NIL; and expected life – 4 years.
g)	On July 2, 2010, the Company issued 500,000 common share purchase warrants to a party who assisted the Company in listing its common stock on the TSX Venture Exchange. These warrants were valued at $78,100.
The stock options were valued using the Black Scholes pricing model with the following assumptions: risk free interest rate – 1.54%; expected volatility – 172%; dividend yield – NIL; and expected life – 4 years.
h)	On October 20, 2010 the Company cancelled 590,000 stock options to directors, officers and consultants of the Company.
i)	On October 21, 2010, the Company issued 1,100,000 stock options to a new director of the Company valued at $237,710. The stock options were valued using the Black Scholes pricing model with the following assumptions: risk free interest rate – 1.54%; expected volatility – 172%; dividend yield – NIL; and expected life – 4 years.
j)	On November 19, 2010 and December 2, 2010, the Company issued 376,500 shares of common stock for consideration of $79,200. This common stock was issued pursuant to the exercise of common share purchase
k)	On December 17, 2010 the Company issued 200,000 shares of common stock valued at $90,000 pursuant to a contract with a party to provide advisory services in China.
l)	During January and February 2011, the Company closed a private placement of 30,936,656 units for gross proceeds of $13,921,495. Each unit consisted of one common share and one common share purchase warrant. Each of the 15,468,328 warrants issued entitles the holder the right to purchase one common share at an exercise price of $0.75 for a period of two years from the date of issue. In connection with the private placement, the Company paid finders’ fees consisting of a cash fee of 6% to certain eligible finders totaling $704,115, and compensation warrants equal to 6% of the eligible units sold totaling 1,564,700. Each full compensation warrant entitles the holder to acquire one unit of the Company at $0.45 per unit for a period of two years from the date of issue.
m)	During January and February 2011, the Company issued a total of 1,925,000 shares of common stock for consideration of $385,000. This common stock was issued pursuant to the exercise of share purchase warrants.

Energizer Resources Inc. (An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements ‑ Unaudited

March 31, 2011

(Expressed in US Dollars)

8.

Stock Options

On March 8, 2006, the Company filed a Form S‑8 Registration Statement in connection with its adopted 2006 Stock Option Plan ("the "2006 Plan") allowing for the direct award of stock or granting of stock options to acquire up to a total of 2,000,000 shares of common stock.  During December 2006, February 2007, September 2009, September 2010 and April 2011, the Stock Option Plan was amended to increase the stock option pool by an additional 20,000,000 common stock.

The following table summarizes the continuity of the Company's stock options:
	Number	Weighted-Average
	of Options	Exercise Price ($)

Outstanding and exercisable, June 30, 2009	7,630,000	0.15
Granted	8,505,000	0.40
Exercised	(2,000,000)	0.15
Cancelled	(515,000)	0.42

Outstanding and exercisable, June 30, 2010	13,620,000	0.30
Granted	1,100,000	0.25
Cancelled	(590,000)	0.57

Outstanding and exercisable, March 31, 2011	14,130,000	0.29

Additional information regarding options outstanding and exercisable as at December 31, 2010 is as follows:

Number of	Weighted Average Remaining
Stock Options	Contractual Life (years)	Exercise Price ($)

365,000	0.33	0.15
650,000	0.66	0.15
1,920,000	0.93	0.15
2,695,000	1.28	0.15
750,000	2.43	0.35
6,650,000	3.12	0.40
1,100,000	3.56	0.25

14,130,000	2.37	0.29

The following were the Black-Scholes pricing model assumptions used to value the stock options issued:

	December 31, 2010	June 30, 2010

Risk free interest rate	1.54%	2.25% 2.75%
Expected dividend yield	0.00%	0.00%
Expected volatility	172%	147% 158%
Expected option life (in years)	4.00	4.00

Energizer Resources Inc. (An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements ‑ Unaudited

March 31, 2011

(Expressed in US Dollars)

9.

Warrants

The following table summarizes the continuity of the Company's warrants:

	Number	Weighted-Average
	of Warrants	Exercise Price ($)

Outstanding, June 30, 2009	8,408,000	0.23
Granted	24,056,667	0.49
Exercised	(575,000)	1.00

Outstanding, June 30, 2010	31,889,667	0.41
Granted	17,600,528	0.71
Exercised	(2,301,500)	0.20

Outstanding, March 31, 2011	47,188,695	0.53

At March 31, 2011, the following share purchase warrants were outstanding:

Exercise	Number of	Expiry
Price ($)	Warrants	Date

0.20	1,850,000	June 15 24, 2011
0.10	273,000	June 30, 2011
0.58	250,000	September 29, 2011
0.30	696,000	March 15, 2012
0.20	500,000	July 2, 2012
0.75	6,311,106	January 28, 2013
0.75	6,423,611	February 2, 2013
0.75	1,046,111	February 7, 2013
0.75	1,687,500	February 25, 2013
0.45	1,564,700	February 25, 2012
0.50	21,666,667	March 15, 2013
0.50	870,000	March 15, 2013
0.30	400,000	March 15, 2013
0.15	3,650,000	April 26, 2013

	47,188,695

10.

Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common stock outstanding.  Diluted EPS and the weighted average number of shares of common stock exclude all potentially dilutive shares since their effect is anti‑dilutive.  As at March 31, 2011 there were a total of 61,318,695 (March 31, 2010: 38,859,667) potentially dilutive stock options and warrants outstanding.

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

Our executive offices are currently located at 520–141 Adelaide Street West, Toronto, Ontario, Canada M5H 3L5. Our telephone number is (416) 364-4911. We maintain a website at www.energizerresources.com (which website is expressly not incorporated by reference into this filing). These offices are leased on a month-to-month basis, and our monthly rental payments are currently approximately CAD$5,000.

UNTIL WE CAN VALIDATE OTHERWISE, THE PROPERTIES OUTLINED BELOW HAVE NO KNOWN MINERAL RESERVES OF ANY KIND AND WE ARE PLANNING PROGRAMS THAT ARE EXPLORATORY IN NATURE.

Further details regarding the our properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on our company’s Sagar property in Northern Quebec and our company’s Three Horses Property (now called Green Giant Property) in Madagascar can be found on the Company’s website: www.energizerresources.com (which website is expressly not incorporated by reference into this filing) or in the company’s filings on www.sedar.com (which website is expressly not incorporated by reference into this filing). The websites are expressly not incorporated by reference into this filing.

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

A time domain airborne geophysical survey is anticipated to commence in the latter part of the 2nd quarter of the 2011 calendar year.  It is anticipated, although no assurances can be provided, that this will be followed by an additional drill program commencing in the 4th quarter of the 2011 calendar year.

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

Competitive Conditions

The mineral exploration and mining industry is competitive in all phases of exploration, development and production. We compete with a number of other entities and individuals in the search for, and acquisition of, attractive mineral properties. As a result of this competition, the majority of which is with companies with greater financial resources than us, our company may not in the future be able to acquire attractive properties on terms it considers acceptable.  Furthermore, we  compete with other resource companies, many of whom have greater financial resources and/or more advanced properties that are better able to attract equity investments and other capital.  Factors beyond our control may affect the marketability of minerals mined or discovered by our company.

Employees

As of March 31, 2011, we had nil total employees and nil full-time employees. We engage consultants to serve as officers and to perform professional and administrative functions of our company.

MADAGASCAR PROPERTY

Moheli
Mamoudzou
Mayotte
Malawi
Lilongwe
Tromelin
Juan de Nova Island
Harare
Mozambique
Antananarivo
abwe
Madagascar
Bassas da India
Europa Island
Three Horses Property
X
Image NASA
Image © 2007 TerraMetrics
© 2007 Europa Technologies
©2007 Google
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
E
W
TAIGA
PR13020
PR13021
PR12306
PR12888
PR12887
PR12814
Ankilimary
Bevaro
Besatrana-Toby
Ankilimarovahatsy
Beambatry
Bemelo
Andakato
Amboromaneno
Mahasoa
Bohaky-Ambany
Soamidriso
Vohimainty
Vohiposa
Vohimary
Ankotika
Besakoa-Avaratra
Ankazoabo
Amboatavo
Betampy
Analamary
Ankily
Anaviavy-Atsimo
Tsanarena
Mandarano
Besakoa
Soaserana
Ankazotelo
Vohitoka
Morafeno
Lazarivo
Farezibe
Antsohamamy
Ampamata
Soakibany
Amboasary
Ankiliabo
Fenoanevo
Betaly
Beamalo
Anavoha
Ampandrambe
Sakoambelomy
Ankazota
Mandabe
Fotadrevo
Andoharano
Befamoty
Andranomilitsy
Ankilimalangy
Tsikoakahitsy
Seta
Antanambao
Besakoa
Anivorano
0
5
10
kilometres
WGS84 Zone 38 South
Beampemba
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

(iii)

the issuance of 1,250,000 of our common shares and 500,000 of our common share purchase warrants within 30 days of the properties vesting in the company created for the joint venture under Madagascar law. Each common share purchase warrant was exercisable at $1.00 per share for a period of 2 years from the date of issuance.

In the event that one or other of the parties was unable to make their contribution to funding, their interest will be diluted accordingly.  In the event that a joint venture party’s interest in the joint venture is diluted below 10%, then that interest will be exchanged with the majority shareholder for a 2% net smelter return ("NSR").  Furthermore, the remaining joint venture party may acquire that royalty as follows: the first 1% at US$1,000,000 in cash or our common shares; and the second 1% at US$1,500,000 in cash or our common shares; both at the option of the remaining shareholder.

On July 9, 2009, our company entered into a definitive agreement to acquire the remaining 25% interest of the "Three Horses Joint Venture" for cash consideration of $100,000. On acquisition of the remaining 25% the joint venture with MMR was terminated.  MMR retains a 2% NSR. We can acquire the NSR on this 25% interest portion at a price of $500,000 in cash or common shares for the first 1% and at a price of $1,000,000 in cash or common shares for the second 1% at our option.

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

We conducted a first phase of exploration from September to November 2007 that included the following activities:

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

•

Repair and surfacing of the access road from base camp to the airstrip

•

Airborne geophysical surveying over the Green Giant Property by Fugro Airborne Surveys Ltd

In the latter part of March 2008 to June 2008 a full field exploration program following up on the airborne geophysical survey and results of the 2007 exploration program was implemented.  This exploration consisted of the following:

•

Infill stream sediment sampling

•

Detailed Geological mapping over selected stratigraphic horizons

•

Prospecting over selected target areas

•

Grid emplacement over selected target areas

•

Ground-based magnetometer and frequency domain EM surveys

•

Soil sampling over selected target areas

After reviewing the analytical data from the March to June 2008 program, additional exploration was conducted from July 1, 2008 to September 30, 2008 in preparation for a drill program. This exploration consisted of the following:

•

Infill stream sediment sampling

•

Detailed Geological mapping over selected stratigraphic horizons

•

Prospecting over selected target areas with the aid of a mobile XRF analyzer

Based on compiled analytical results obtained from the various exploration programs, a drill program was initiated on the property from September 30, 2008 to November 24, 2008. This exploration program consisted of the following:

•

Prospecting over selected target areas with the aid of a mobile XRF analyzer

•

Ground-based scintillometer surveying over selected target areas

•

Diamond drilling of 31 holes over 4,073 metres

The discovery of potentially significant vanadium mineralization from the 2008 exploration program resulted in the initiation of resource delineation drill program from September 1, 2009 to December 20, 2009. This exploration program consisted of the following:

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

•

Diamond drilling of 46 diamond drill holes over 8,952 meters

•

Prospecting over selected target areas with the aid of a mobile XRF analyzer (20 grab samples)

•

Geologic mapping over the Manga and Mainty deposits at 1:5000 scale

•

ERT ground geopshysical survey (5.64 km)

•

MAG ground geophysical survey (169.53 km)

•

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
7,332,500 mN
N
TH-08-10
TH-08-11
TH-08-12/13
TH-08-14
TH-08-15
TH-08-18
TH-08-17
TH-08-07
TH-08-05/06
TH-08-09
TH-08-08
TH-08-20/21/22
TH-08-02
TH-08-23
TH-08-29
TH-08-31
TH-08-01/01a
TH-08-30
TH-08-28
TH-08-19
TH-08-25
TH-08-04
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

The primary aim of the September to December 2009 drill program was to delineate reserves at the Jaky and Manga targets. A total of 8,931 meters (4509.2m in 30 drill holes at the Jaky target and 4,422m in 24 drill holes at the Manga target) of diamond drilling was completed. Selected drill holes were oriented with point load test and orientation measurements recorded.

Composited Vanadium Mineralization in 2009 Drill Holes

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
J-01		1.50	25.50	0.65	24.00
J-01		25.5	28.10	0.45	2.60
J-01		28.10	37.50	0.17	9.40
J-01		37.50	42.00	0.40	4.50
J-01		42.00	60.00	0.20	18.00
J-01		60.00	90.00	0.75	30.00
J-01		90.00	97.50	0.36	7.50
J-01		97.50	103.50	0.16	6.00
J-01		111.00	126.00	0.17	15.00
J-01		132.00	136.50	0.32	4.50
J-02		1.80	17.00	0.46	15.20
J-02		17.00	24.50	1.06	7.50
J-02		24.50	38.00	0.37	13.50
J-02		38.00	51.50	0.96	13.50
J-02		51.50	68.00	0.20	16.50
J-02		68.00	69.50	0.64	1.50
J-02		69.50	77.00	0.28	7.50
J-02		86.00	89.00	0.36	3.00
J-03		1.50	22.50	0.57	21.00
J-03	incl.	1.50	9.00	0.65	7.50
J-03	incl.	9.00	16.50	0.44	7.50
J-03	incl.	16.50	22.50	0.65	6.00
J-03		22.50	42.00	0.27	19.50
J-03		42.00	78.00	1.00	36.00
J-03		78.00	93.00	0.15	15.00
J-03		93.00	99.00	0.53	6.00
J-03		99.00	102.00	0.20	3.00
J-04		9.00	23.90	0.22	14.90
J-04		23.90	39.10	0.59	15.20
J-04	incl.	27.00	30.50	0.80	3.50
J-04		39.10	76.50	0.24	37.40
J-04		76.50	85.50	0.57	9.00
J-04		85.50	94.50	0.14	9.00
J-04		94.50	103.50	0.41	9.00
J-04		103.50	109.50	0.19	6.00
J-04		119.50	150.00	0.15	30.50
J-04		150.00	153.00	0.82	3.00
J-04		153.00	168.00	0.19	15.00
J-04		196.50	204.00	0.29	7.50

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
J-04		214.50	219.00	0.40	4.50
J-05		1.50	9.00	0.83	7.50
J-05		9.00	39.00	0.30	30.00
J-05		39.00	75.00	0.79	36.00
J-05	incl.	39.00	45.00	0.91	6.00
J-05	incl.	45.00	55.50	0.70	10.50
J-05	incl.	55.50	73.50	0.89	18.00
J-05	incl.	73.50	75.00	0.50	1.50
J-05		75.00	91.50	0.14	16.50
J-05		91.50	97.50	0.52	6.00
J-05		97.50	115.00	0.17	17.50
J-06		0.00	7.50	0.44	7.50
J-06		7.50	19.50	1.36	12.00
J-06		19.50	33.70	0.45	14.20
J-06		33.70	46.70	0.94	13.00
J-06		46.70	84.00	0.23	37.30
J-07		14.00	170.00	0.18	156.00
J-07		212.00	218.00	0.31	6.00
J-07		231.50	237.50	0.30	6.00
J-08		2.00	8.00	0.41	6.00
J-08		8.00	45.00	0.25	37.00
J-08		45.00	56.00	0.49	11.00
J-08		56.00	68.00	0.82	12.00
J-08		68.00	77.00	0.52	9.00
J-08		77.00	86.50	0.17	9.50
J-09		1.50	6.00	0.27	4.50
J-09		6.00	49.50	1.00	43.50
J-09		49.50	52.50	0.55	3.00
J-09		52.50	66.00	0.14	13.50
J-09		66.00	72.00	0.48	6.00
J-09		72.00	93.00	0.17	21.00
J-10		2.00	5.00	0.36	3.00
J-10		5.00	18.50	0.81	13.50
J-10		18.50	26.00	0.44	7.50
J-10		26.00	47.00	0.26	21.00
J-10		47.00	77.00	0.79	30.00
J-10		77.00	81.50	0.36	4.50
J-10		81.50	89.00	0.17	7.50
J-10		101.00	105.50	0.16	4.50
J-10		105.50	108.50	0.53	3.00
J-10		108.50	120.50	0.15	12.00
J-10		120.50	126.50	0.41	6.00
J-11		126.50	138.50	0.16	12.00
J-11		138.50	141.50	0.57	3.00

DDH ID	From (m)	To (m)	V2O5 (%)	Interval (m)
J-11	141.50	153.50	0.17	12.00
J-12	0.50	31.50	0.22	31.00
J-12	31.50	45.00	0.41	13.50
J-12	45.00	54.00	0.73	9.00
J-12	54.00	66.00	0.30	12.00
J-12	66.00	94.50	0.14	28.50
J-12	106.50	109.50	0.51	3.00
J-13	1.60	16.50	0.71	14.90
J-13	16.50	37.50	0.97	21.00
J-13	37.50	57.00	0.20	19.50
J-13	57.00	63.00	0.45	6.00
J-13	63.00	85.50	0.16	22.50
J-14	40.50	70.70	0.17	30.20
J-14	79.50	97.50	0.10	18.00
J-14	120.00	153.00	0.22	33.00
J-14	153.00	156.00	0.62	3.00
J-14	156.00	159.00	0.29	3.00
J-14	159.00	169.50	0.15	10.50
J-15	0.20	3.00	0.35	2.80
J-15	3.00	69.00	0.17	66.00
J-15	87.00	115.50	0.16	28.50
J-15	115.50	118.50	0.60	3.00
J-16	0.00	14.00	0.45	14.00
J-16	14.00	30.50	0.83	16.50
J-16	30.50	38.00	0.48	7.50
J-16	38.00	45.50	0.20	7.50
J-16	51.50	56.00	0.12	4.50
J-16	56.00	60.50	0.49	4.50
J-16	60.50	63.50	0.18	3.00
J-17	2.00	6.50	0.19	4.50
J-17	6.50	11.00	0.42	4.50
J-17	11.00	23.00	0.93	12.00
J-17	23.00	39.50	0.19	16.50
J-17	39.50	45.50	0.48	6.00
J-17	45.50	62.00	0.16	16.50
J-18	1.50	6.50	0.37	5.00
J-18	6.50	20.00	0.21	13.50
J-18	20.00	24.50	0.54	4.50
J-19	36.50	62.00	0.19	25.50
J-19	81.90	86.00	0.34	4.10
J-19	86.00	113.00	0.13	27.00
J-19	113.00	117.50	0.62	4.50
J-20	0.50	8.00	0.30	7.50
J-20	8.00	27.50	0.50	19.50

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
J-20		27.50	42.50	0.23	15.00
J-20		50.00	53.00	0.13	3.00
J-20		53.00	57.50	0.48	4.50
J-20		57.50	78.50	0.16	21.00
J-21		6.5	11.00	0.32	4.50
J-21		11.00	26.00	0.73	15.00
J-21		26.00	39.50	0.18	13.50
J-21		39.50	44.00	0.5	4.50
J-21		44.00	59.00	0.16	15.00
J-22		117.50	153.50	0.31	36.00
J-22	incl.	141.50	146.00	0.54	4.50
J-22		153.50	164.00	0.66	10.50
J-22		164.00	170.00	0.12	6.00
J-22		170.00	174.50	0.42	4.50
J-23		2	42.50	0.15	40.50
J-23		93.5	113.00	0.16	19.50
J-23		113.00	117.50	0.54	4.50
J-23		117.50	121.80	0.21	4.30
J-24		0.7	3.5	0.22	2.80
J-24		3.5	14	0.34	10.50
J-24		14	27.5	0.21	13.50
J-24		38	41	0.17	3.00
J-24		41	47	0.54	6.00
J-24		47	69.5	0.16	22.50
J-25		2	12.5	0.33	10.50
J-25		23	33.5	0.23	10.50
J-26		27.50	41.00	0.35	13.50
J-26		41.00	53.00	0.74	12.00
J-26		53.00	59.00	0.41	6.00
J-26		59.00	90.50	0.18	31.50
J-26		90.50	117.50	0.40	27.00
J-26		117.50	122.00	0.16	4.50
J-26		134.00	162.50	0.15	28.50
J-26		162.50	168.50	0.51	6.00
J-27		125.00	138.50	0.24	13.50
J-27		138.50	162.50	0.53	24.00
J-27	incl.	138.50	144.50	0.63	6.00
J-27	incl.	144.50	150.50	0.32	6.00
J-27	incl.	150.50	159.50	0.65	9.00
J-27	incl.	159.50	162.50	0.42	3.00
J-27		162.50	170.00	0.17	7.50
J-27		170.00	176.25	0.32	6.25
J-27		176.25	186.50	0.19	10.25
J-27	incl.	183.50	186.50	0.42	3.00

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
J-MET-01		2.50	5.50	0.43	3.00
J-MET-01		5.50	59.50	1.12	54.00
J-MET-01		59.50	64.00	0.51	4.50
J-MET-01		64.00	74.50	0.18	10.50
J-MET-02		2.50	10.00	1.11	7.50
J-MET-02		10.00	16.00	0.51	6.00
J-MET-02		16.00	23.50	0.18	7.50
J-MET-02		23.50	41.50	0.70	18.00
J-MET-02		41.50	64.00	0.22	22.50
J-MET-02		76.00	83.50	0.36	7.50
J-MET-02		83.50	121.00	0.17	37.50
J-MET-02		121.00	124.00	0.93	3.00
J-MET-02		124.00	133.00	0.26	9.00
J-MET-03		1.50	27.00	0.45	25.50
J-MET-03		27.00	78.00	0.80	51.00
J-MET-03		78.00	88.50	0.46	10.50
J-MET-03		88.50	96.00	0.17	7.50
M-11		7.00	38.00	0.22	31.00
M-11		38.00	57.50	0.58	19.50
M-12		3.50	20.00	0.47	16.50
M-12	incl.	3.50	9.50	0.64	6.00
M-12	incl.	9.50	20.00	0.37	10.50
M-13		123.00	132.50	0.18	9.50
M-13		132.50	144.00	0.40	11.50
M-13		144.00	153.00	0.17	9.00
M-13		153.00	156.00	0.57	3.00
M-13		156.00	166.50	0.81	10.50
M-13		166.50	175.50	0.36	9.00
M-14		1.50	4.50	0.27	3.00
M-14		4.50	21.00	0.70	16.50
M-14		21.00	30.00	0.33	9.00
M-14		30.00	100.50	0.74	70.50
M-14	incl.	30.00	39.00	0.54	9.00
M-14	incl.	39.00	49.50	0.82	10.50
M-14	incl.	49.50	55.50	0.59	6.00
M-14	incl.	55.50	66.00	0.71	10.50
M-14	incl.	66.00	100.50	0.79	34.50
M-14		100.50	112.50	0.30	12.00
M-15		3.50	26.00	0.72	22.50
M-15	incl.	3.50	12.00	0.60	8.50
M-15	incl.	12.00	26.00	0.81	14.00
M-15		26.00	47.00	0.38	21.00
M-16		66.5	74.7	0.18	8.20
M-16		74.7	81.5	0.64	6.80

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
M-16		81.5	89	0.33	7.50
M-16		89.00	180.50	0.80	91.50
M-16		180.50	191.00	0.29	10.50
M-17		3.40	12.50	0.20	9.10
M-17		12.50	29.00	0.45	16.50
M-17		29.00	113.00	0.97	84.00
M-17	incl.	29.00	44.00	0.77	15.00
M-17	incl.	44.00	113.00	1.01	69.00
M-17	incl.	102.50	111.50	1.45	9.00
M-17		113.00	121.10	0.18	8.10
M-17		121.10	126.50	0.36	5.40
M-18		4.10	41.00	0.71	36.90
M-18	incl.	4.10	15.50	0.67	11.40
M-18	incl.	15.50	32.00	0.81	16.50
M-18	incl.	32.00	41.00	0.59	9.00
M-18		41.00	57.50	0.41	16.50
M-18	incl.	44.00	57.50	0.45	13.50
M-18		57.00	77.00	0.13	20.00
M-19		60.50	69.50	0.36	9.00
M-19		69.50	156.50	0.94	87.00
M-19	incl.	134.00	156.50	1.23	22.50
M-19		156.50	174.50	0.33	18.00
M-19		156.50	174.50	0.33	18.00
M-20		5.00	90.50	0.98	85.50
M-20	incl.	5.00	30.50	0.65	25.50
M-20	incl.	30.50	42.50	0.42	12.00
M-20	incl.	42.50	75.50	1.55	33.00
M-20	incl.	75.50	83.00	0.33	7.50
M-20	incl.	83.00	90.50	0.97	7.50
M-20		90.50	105.50	0.36	15.00
M-21		3.50	18.50	0.42	15.00
M-21		18.50	36.50	0.26	18.00
M-22		68.00	69.50	0.17	1.50
M-22		69.50	153.50	0.84	84.00
M-22	incl.	69.50	95.00	0.85	25.50
M-22	incl.	83.00	92.00	1.10	9.00
M-22	incl.	95.00	108.50	0.34	13.50
M-22	incl.	108.50	126.50	1.41	18.00
M-22	incl.	126.50	134.00	0.46	7.50
M-22	incl.	134.00	143.00	1.17	9.00
M-22	incl.	143.00	153.50	0.52	10.50
M-22		153.50	164.00	0.34	10.50
M-22		164.00	168.50	0.14	4.50
M-23		1.70	8.00	0.34	6.30

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
M-23		8.00	30.50	0.73	22.50
M-23		30.50	38.00	0.30	7.50
M-23		38.00	68.70	0.45	30.70
M-23		68.70	77.00	0.95	8.30
M-23		77.00	95.00	0.40	18.00
M-24		12.50	35.00	0.31	22.50
M-25		108.50	111.50	0.33	3.00
M-25		111.50	123.50	0.80	12.00
M-25		123.50	137.00	0.61	13.50
M-26		48.50	77.00	0.82	28.50
M-26	incl.	48.50	54.30	0.54	5.80
M-26	incl.	54.30	74.00	0.94	19.70
M-26	incl.	74.00	77.00	0.55	3.00
M-26		77.00	110.00	0.33	33.00
M-26		110.00	114.50	0.68	4.50
M-26		114.50	132.50	0.30	18.00
M-27		2.00	14.00	0.70	12.00
M-27		14.00	35.00	0.35	21.00
M-37		132.50	233.00	0.86	100.50
M-37	incl.	132.50	141.50	0.60	9.00
M-37	incl.	141.50	159.50	0.90	18.00
M-37	incl.	159.50	164.00	0.58	4.50
M-37	incl.	164.00	219.50	0.98	55.50
M-37	incl.	192.50	215.00	1.11	22.50
M-37	incl.	219.50	224.00	0.46	4.50
M-37	incl.	224.00	227.00	1.04	3.00
M-37	incl.	227.00	233.00	0.46	6.00
M-38		198.50	215.00	0.19	16.50
M-38		215.00	237.50	0.85	22.50
M-38		237.50	245.00	0.26	7.50
M-39		132.50	135.50	0.15	3.00
M-39		135.50	141.50	0.56	6.00
M-39		141.50	147.50	0.29	6.00
M-39		200.00	208.80	0.17	8.80
M-39		208.50	212.00	0.37	3.50
M-39		212.00	215.00	0.68	3.00
M-39		215.00	224.00	0.40	9.00
M-39		224.00	229.50	0.09	5.50
M-39		229.50	249.50	0.79	20.00
M-39	incl.	229.50	233.00	0.62	3.50
M-39	incl.	233.00	249.50	0.84	16.50
M-39	incl.	233.00	237.50	0.99	4.50
M-39	incl.	237.50	240.50	0.42	3.00
M-39	incl.	240.50	249.50	0.90	9.00

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
M-39		249.50	258.50	0.28	9.00
M-40		215.00	218.00	0.83	3.00
M-40		218.00	224.00	0.35	6.00
M-41		104.00	117.50	0.27	13.50
M-41		117.50	212.00	0.87	94.50
M-41	incl.	153.50	161.00	1.06	7.50
M-41	incl.	188.00	210.00	1.05	22.00
M-41		212.00	216.50	0.41	4.50
M-41		216.50	219.50	0.98	3.00
M-41		219.50	224.00	0.41	4.50
M-42		182.00	190.00	0.38	8.00
M-42		195.50	206.00	0.23	10.50
M-42		206.00	291.50	0.71	85.50
M-42		291.50	294.50	0.30	3.00

Analytical results from the 2009 exploration program were given to our consulting engineering firm AGP Mining Consultants Inc. to calculate a vanadium pentoxide resource.  Based on the favourable resource calculation results, we conducted additional drilling between April 2010 and July, 2010. This program involved diamond drilling with accompanying lithological, structural and geotechnical logging, specific gravity determination, point load tests and metallurgical sampling. All work was carried out under a well-supervised Quality Assurance and Quality Control program.   The primary aim of this drilling was to delineate additional reserves at the Jaky and Manga targets, as well as targeting an additional target, the Mainty. A total of 8,952 meters of diamond drilling was completed in 46 holes.  Selected drill holes were oriented with point load test and orientation measurements recorded.  Drill hole results from the exploration program completed through April 2010 - July 2010 are as follows:

		INTERVAL				INCLUDING
Hole ID	V205 Grade	From (m)	To (m)	Interval (m)	V205	From (m)	To (m)	Interval (m)
K-01	0.559	92	95	3	-	-	-	-
K-01	0.523	99.5	113	13.5	-	-	-	-
K-01	0.59	140	155	15	0.647	143	152	9
K-02	0.522	180.5	204.5	24	0.645	185	192.5	7.5
K-03	0.616	93.5	135.56	42.06	-	-	-	-
K-03	0.628	138.5	150.5	12	0.74	140	144.5	4.5
K-04	0.514	141.5	189.5	48	0.612	149	159.77	10.77
K-04	-	-	-	-	0.683	164.18	167	2.82
K-05	0.588	45.5	104	58.5	0.61	48.5	89	40.5
K-06	0.577	108.5	139.75	31.25	0.611	113	134	21
K-06	0.519	189.52	194	4.48	-	-	-	-
K-07	0.58	161	258.5	97.5	0.714	174.5	213.5	39
K-08	0.527	92.26	100.5	8.24	-	-	-	-
K-09	0.555	132.5	230	97.5	0.606	144.5	195.5	51

		INTERVAL					INCLUDING
Hole ID	V205 Grade	From (m)	To (m)	Interval (m)	V205	From (m)	To (m)	Interval (m)
K-09	-	-	-	-	0.643	203	230	27
K-13	0.562	125	181.47	56.47	0.606	135.5	181.47	45.97
M-05	0.572	50	90.5	40.5	0.705	51.5	62	10.5
M-05	-	-	-	-	0.661	78.5	90.5	12
M-44	0.686	75.5	87.5	12	0.974	80	83	3
M-48	0.692	50	62	12	0.864	51.5	59	7.5
M-49	0.734	192.5	200	7.5	1.036	194	197	3
M-53	0.711	71	86	15	0.946	72.5	80	7.5
M-53	0.616	99.5	102.5	3	-	-	-	-
M-54	0.528	134	147.5	13.5	0.749	134	137	3
M-55	0.602	102.5	108.5	6	0.88	104	107	3
M-55	0.548	116	137	21	-	-	-	-
M-55	0.521	147.5	155	7.5	-	-	-	-
M-56	0.726	163.5	178.5	15	0.801	168	177	9
M-56	0.711	180	244.5	64.5	0.983	223.5	234	10.5
M-57	0.621	24.5	63.5	39	0.948	44	48.5	4.5
M-58	0.783	161	185	24	0.945	171.5	180.5	9
M-59	0.844	81.5	102.5	21	0.981	90.5	101	10.5
M-60	0.751	210.5	219.5	9	-	-	-	-
M-60	0.773	231.5	236	4.5	-	-	-	-
M-62	0.706	51.5	84.5	33	0.991	65	69.5	4.5
M-62	-	-	-	-	1.057	80	83	3
M-65	0.736	50	60.5	10.5	-	-	-	-
M-65	0.531	101	108.5	7.5	-	-	-	-
M-71	0.725	188	273.5	85.5	0.923	192.5	198.5	6
M-71	-	-	-	-	1.2	221	234.5	13.5
M-71	-	-	-	-	0.922	245.64	260	14.36
M-72	0.594	53	66.5	13.5	0.838	54.5	59	4.5
M-73	0.611	51.5	63.5	12	0.714	53	60.5	7.5
M-74	0.667	51.5	66.5	15	0.874	53	60.5	7.5
M-74	0.505	95	101	6	-	-	-	-
M-75	0.516	30.17	33.5	3.33	-	-	-	-
M-75	0.618	45.5	77	31.5	0.922	54.5	66.5	12
M-76	0.53	54.5	69.5	15	-	-	-	-
M-82	0.533	119	126.5	7.5	-	-	-	-

		INTERVAL					INCLUDING
Hole ID	V205 Grade	From (m)	To (m)	Interval (m)	V205	From (m)	To (m)	Interval (m)

Hole ID	V205 Grade	Hole ID	V205	Hole ID	V205	Hole ID	V205	Hole ID
M-83	0.66	45.5	71	25.5	1.073	56	63.5	7.5
M-84	0.564	149.75	162.5	12.75	-	-	-	-
M-85	0.609	96.5	108.5	12	-	-	-	-
M-85	0.657	113	131	18	0.859	122	126.5	4.5
M-86	0.65	155	191	36	-	-	-	-
M-87	0.749	185	283.5	98.5	0.801	195.5	270.5	75
M-88	0.64	206	249.5	43.5	0.731	221	245	24
M-88	0.608	266	276.5	10.5	-	-	-	-
M-88	0.688	284	306.5	22.5	0.823	297.5	305	7.5
M-89	0.846	240.4	312.5	72.1	0.912	252.5	294.5	42
M-89	-	-	-	-	1.043	306.5	311	4.5
M-91a	0.875	243.5	303.5	60	0.939	282.5	303.5	21
MM-01	0.911	2.5	156.5	154	1.166	71	155	84
MM-01	-	-	-	-	1.343	74	86	12
MM-01	-	-	-	-	1.327	102.5	126.5	24

All drill core assays have been received, and AGP Mining Consultants Inc. was retained to undertake a resource calculation update for the Manga and Jaky Zones, as well as a new resource estimate for the Mainty Zone.

Metallurgy

Various metallurgical scoping test programs have been completed since 2009, covering physical and chemical preconcentration processes, acid and alkaline leaching (atmospheric and pressure), alkaline salt roasting and high definition mineralogical characterisation.

Mineralogical characterisation of several silicate samples has revealed a unique deportment of vanadium at Green Giant.  Vanadium bearing minerals include clays, micas, oxides, and sulphides.  The vanadium deportment for three recent silicate composites is summarized below.

Vanadium Deportment, Mass % - Summary

Mineral	HMC (%)	MPC (%)	Silicate (%)
Other	0.0	0.1	0.1
Rutile	1.7	1.3	2.0
Pyrrhotite	0.4	2.0	0.5
Other Micas/Clays	0.7	4.0	3.0
Sillimanite	1.3	0.2	0.0
Cordierite	3.0	5.1	4.2
Phlogophite (low-V)	53.5	5.0	5.8
Phlogophite (high-V)	26.1	19.5	26.1
Roscoelite	14.5	11.1	15.0
V-Phosphate	0.7	0.0	0
V-Oxides	28.6	22.6	18.6
V-Fe Sulphide	17.4	29.2	24.6

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

Leaching with sulphuric acid can achieve high vanadium extractions (up to 77%), but always at the expense of acid consumption and leach liquor quality.  Acid consumptions have varied, but have generally been in the 3 to 500 kg/t range.  The vigorous co-extraction of elements such as aluminum, magnesium, and iron is considered detrimental to downstream processes, and is also believed to be responsible for the high acid consumption.

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

Phase 3 Alkaline Leach Results – Summary

PL	V2O5 Extraction	Roasting	Grind K80	Feed % Solids	Na2CO3 kg/t	Na2CO3 g/L	°C	Hours
10	80.6	pre-roast – 1,000 °C / 3 h	105	10	n/r	100	240	4
11	82.0	pre-roast – 1,100 °C / 3 h	105	10	n/r	100	240	4
18	75.3	pre-roast – 1,100 °C / 3 h	105	10	147	50	220	4
20	64.0	pre-roast – 1,100 °C / 3 h	105	30	71	50	220	4

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

The Jaky, Manga, and Mainty resource estimate is comprised of Indicated and Inferred resources reported as vanadium pentoxide mineralization at a base case cut-off grade of 0.5% V2O5.

The method employed to select the base case cut-off grade was to consider the mineralogical characteristic, envisioned mining methods and comparable Vanadium projects worldwide.  Further work is required to more accurately determine the optimum economic cut-off grade, and this is recommended as part of the Preliminary Economic Assessment.

The vanadium deposits on the Green Giant property are split into two separate categories: oxide and primary.  The following resource values were determined at a 0.5% V2O5 cut-off.  Within the oxide and primary zones of the Jaky, Manga, and Mainty deposits, the total Indicated resource is 49.5 Mt at 0.693% V2O5, containing 756.3 Mlb of vanadium pentoxide.  The total Inferred resource is 9.7 Mt at a grade of 0.632% V2O5, containing 134.5 Mlb of vanadium pentoxide.  Since no additional work was conducted, mineral resources at the Green Giant Property were classified using logic consistent with the CIM definitions referred to in NI 43-101 guidelines.  This independent mineral resource estimate and review conducted by AGP Mining Consultants supports the disclosure by our company of the mineral resource statement for the Jaky, Manga, and Mainty deposit dated November 30, 2010.

Future Programs

The property merits an exploration program consisting of exploratory and infill diamond drilling over vanadium-bearing zones identified by diamond drilling and trenching completed in 2008, 2009 and 2010. The goal of the program would be to upgrade inferred resources to indicated resources and to delineate additional indicated resources. A 6,000 meter, 31-hole drill program will employ one Boart Longyear diamond drill to verify additional mineralized zones previously confirmed through trenching and/or prospecting. This program is anticipated to begin in the 4th quarter of the 2011 calendar year.

Our company’s Canadian National Instrument 43-101 compliant resource estimate confirmed that a significant amount of vanadium has been discovered in the mineralized zones that account for a very small portion (2.55 kilometers) of the overall 18-kilometre trend of vanadium mineralization.  To date, 131 diamond drill holes and 151 trenches, totaling 38,643 meters have been completed on the property. Our management hopes to complete, but cannot guarantee, a NI 43-101 compliant preliminary economic assessment (scoping) study by the end of 2011.

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

On February 19, 2007, Virginia exercised its option to sell its 25% remaining interest in the Sagar Property to our company and in connection therewith, our company issued to Virginia 1,000,000 common shares and 1,000,000 common share purchase warrants, with each such warrant being exercisable at a price of $1.24 for a period of two years from the date of issuance. As a result of this exercise, our company now holds a 100% interest in the Sagar Property, subject to a royalty equal to 1% of NSR on certain claims, 0.5% on NSR on other claims owned by Pierre Poisson and Joanne Jones (the "P&J Royalty") (see below), and a royalty in favor of Virginia equal to 1.5% of NSR. Under the agreement with Virginia, our company must incur aggregate exploration expenditures of at least $2,000,000 on the Sagar Property on or before August 31, 2008. As at June 30, 2010, we incurred an aggregate of $7,363,663 of exploration expenditures on the Sagar Property.

The agreement with Virginia is subject to a royalty agreement dated May 27, 1992 (as amended by agreements dated May 10, 1993 and November 3, 1993, collectively, the "Virginia Royalty Agreement") between Virginia Gold Mines Inc. (predecessor to Virginia) and Pierre Poisson and Joanne Jones.  Pursuant to the Virginia Royalty Agreement, Virginia acquired a 100% interest in the Sagar Property, subject to the P&J Royalty.  Pursuant to the Virginia Royalty Agreement, Virginia had the right to buy back half of the 1% NSR royalty (0.5%) for $200,000, and half of the 0.5% NSR royalty (0.25%) for $100,000, such P&J Royalty repurchase rights are now held by the Company.

We are currently up to date with all obligations required to maintain the property in good standing.

FERDERBER

Property Description and Location

Our company acquired a 100% undivided right, title and interest in and to 19 mining claims (0036315, 0036316, 0036317, 0036318, 0036319, 0036320, 0036321, 0036322, 0036323, 0036324, 0036325, 0036326, 0036327, 0030649, 0030650, 0030640, 0030638, 0030612, 0030613) held by Mr. Peter Ferderber, covering an area of approximately 64 hectares located in the Central Labrador Trough Region of Québec, 13 of which are contiguous to our company’s Sagar Property. This property can be accessed by air.  In consideration of our company receiving a 100% interest in these claims, subject to any NSR royalties, our company paid CAD$6,000, and issued 150,000 common shares and a warrant exercisable for 75,000 common shares, exercisable at $1.00 per share for a three year period from date of issuance.

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

the market price for vanadium;

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

•

For the nine months ended March 31, 2011, we raised net proceeds of $13,217,120 through the issuance of 30,936,656 common shares and 15,468,328 common share purchase warrants and $464,200 through the exercise of common share purchase warrants.

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

Results of Operations

We have had no operating revenues from inception on March 1, 2004 through to the period ended March 31, 2011. Our activities have been financed from the proceeds of securities subscriptions.  From inception, on March 1, 2004, to March 31, 2011, we raised net aggregate proceeds of $37,502,517 from private offerings of our securities and $464,200 though the exercise of common share purchase warrants.

For the period from inception, March 1, 2004, to March 31, 2011, we incurred a loss before income taxes of $50,313,494.  Expenses included $17,602,639 in mineral property and exploration costs. These costs charged to operations were for the acquisition of the Madagascar properties, Sagar Properties in Canada and other abandoned properties.  This amount includes ancillary costs related to the mineral properties.  We also incurred $3,332,545 in professional fees since inception.  In addition, since inception, we have recorded general and administrative expenses of $4,469,473 which includes rental costs, travel and office expenses; stock based compensation valued at $19,037,563, a foreign exchange translation gain of $813,253, donated services and expenses of $18,750 and total other income (including interest) of $975,761.

Liquidity and Capital Resources

As at March 31, 2011, we had cash on hand of $13,369,337 and a working capital of $13,417,655.

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

On October 5, 2009, our company issued 500,000 common shares and 250,000 common share purchase warrants to a director as an incentive bonus compensation. The foregoing securities are exempt from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation S Securities Act of 1933.

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

On November 19, 2010 and December 2, 2010, we issued 376,500 shares of common stock for consideration of $79,200.  This common stock was issued pursuant to the exercise of common share purchase warrants.

On December 17, 2010, we issued 200,000 shares of common stock valued at $90,000 pursuant to a contract with a party to provide advisory services in China.

During January and February 2011, we closed a private placement of 30,936,656 units for gross proceeds of $13,921,495.  Each unit consisted of one common share and one common share purchase warrant.  Each of the 15,468,328 warrants issued entitles the holder the right to purchase one common share at an exercise price of $0.75 for a period of two years from the date of issue.  In connection with the private placement, the Company paid finders’ fees consisting of a cash fee of 6% to certain eligible finders totaling $704,115, and compensation warrants equal to 6% of the eligible units sold totaling 1,564,700. Each full compensation warrant entitles the holder to acquire one unit of the Company at $0.45 per unit for a period of two years from the date of issue.

During January and February 2011, we issued a total of 1,925,000 shares of common stock for consideration of $385,000.  This common stock was issued pursuant to the exercise of share purchase warrants.

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

ITEM 4. - CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. – RISK FACTORS

You should carefully consider the following risk factors together with the other information  contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the  Securities  Exchange Act of 1934, as amended and the Securities Act of 1933,  as  amended.  If any of the  risks  factors  actually  occur,  our business,  financial  condition  or results of  operations  could be  materially adversely  affected.  Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline. There has been no material changes to the risk  factors previously  discussed in Item 1A of the  Company's  Form 10-K for the year ended June 30, 2010, including but not limited, to the following:

The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception.  Since our inception to March 31, 2011, we had accumulated net losses of $50,313,494.  If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") could have a material adverse effect on our business & operating results.

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

Our performance may be subject to fluctuations in market prices of vanadium, uranium, gold & other minerals.

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

Further details regarding the Company’s properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on the Sagar Property in Northern Québec and on the Green Giant Property in Madagascar have been filed within the Company’s filings on Sedar at http://www.sedar.com (which website is expressly not incorporated by reference into this filing).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 21, 2010, we issued 1,100,000 stock options to a new director of the Company valued at $237,710. The stock options were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.54%; expected volatility - 172%; dividend yield - NIL; and expected life - 4 years.

On November 19, 2010 and December 2, 2010, we issued a total of 376,500 shares of common stock for consideration of $79,200.  This common stock was issued pursuant to the exercise of share purchase warrantsOn December 17, 2010, we issued 200,000 shares of common stock valued at $90,000 pursuant to a contract with a party to provide advisory services in China.

During January and February 2011, we closed a private placement of 30,936,656 units for gross proceeds of $13,921,495.  Each unit consisted of one common share and one common share purchase warrant.  Each of the 15,468,328 warrants issued entitles the holder the right to purchase one common share at an exercise price of $0.75 for a period of two years from the date of issue.  In connection with the private placement, the Company paid finders’ fees consisting of a cash fee of 6% to certain eligible finders totaling $704,115, and compensation warrants equal to 6% of the eligible units sold totaling 1,564,700. Each full compensation warrant entitles the holder to acquire one unit of the Company at $0.45 per unit for a period of two years from the date of issue.

During January and February 2011, we issued a total of 1,925,000 shares of common stock for consideration of $385,000.  This common stock was issued pursuant to the exercise of share purchase warrants.

The Offering of such shares of our common stock and common stock purchase warrants to the Investors was effected in reliance on the exemptions for sales of securities not involving a public offering, in reliance upon Regulation S of the Securities Act of 1933, as amended (the "Securities Act"), based on the following: (a) the Investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the Investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the Investors acknowledged that all securities being issued were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.  The Investors, in conjunction with the issuance of common shares and common stock purchase warrants pursuant to Rule 903(a) and (b)(3) of Regulation S represented to us that they were not a "U.S. Person". We did not engage in a distribution of this offering in the United States. The Investors represented its intention to acquire the securities for investment only and not with a view towards distribution. Appropriate legends have been affixed to the stock certificate issued to the Investors in accordance with Regulation S.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2011.

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

ENERGIZER RESOURCES INC.

Date: May 13, 2011

By: /s/ J A Kirk McKinnon

J. A. Kirk McKinnon, Chief Executive Officer

/s/ Richard Schler

Richard E. Schler, Chief Financial Officer

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

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

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

Date: May 13, 2011

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

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

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

Date: May 13, 2011

   /s/ Richard E. Schler

Richard E. Schler, Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the quarterly report of Energizer Resources Inc. (the "Company") on Form 10-Q for the period ending March 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J A Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 13, 2011

/s/ J A Kirk McKinnon

J A Kirk McKinnon, Chief Executive Officer

Exhibit 32.2

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the quarterly report of Energizer Resources Inc. (the "Company") on Form 10-Q for the period ending March 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J A Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 13, 2011

/s/ Richard Schler

Richard Schler, Chief Financial Officer