Form 10-K
period 2011-06-30
Energizer Resources, Inc.
filed 2011-09-28
CIK 1302084

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2011

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

Large accelerated filer o Non-accelerated filer o	Accelerated filer o Smaller reporting company x

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share (the "Common Stock"), as of September 23, 2011, was 146,197,178.

Documents Incorporated By Reference:  None

ENERGIZER RESOURCES INC.

Report on Form 10-K

For the Fiscal Year Ended June 30, 2011

TABLE OF CONTENTS

PART I
ITEM 1	Description of Business	5
ITEM 1A.	Risk Factors	25
ITEM 1B	Unresolved Staff Comments	31
ITEM 2.	Description of Properties	31
ITEM 3.	Legal Proceedings	31
ITEM 4	Removed and Reserved	31

PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	32
ITEM 6.	Selected Financial Data	35
ITEM 7.	Management’s Discussion and Analysis of Plan of Operations	35
ITEM 7.1	Quantitative and Qualitative Disclosures About Market Risk	41
ITEM 8	Financial Statements	41
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	41
ITEM 9A.	Controls and Procedures	41
ITEM 9B.	Other Information	42

PART III
ITEM 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance
	Compliance with Section 16(A) of the Exchange Act	43
ITEM 11.	Executive Compensation	46
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	49
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	50
ITEM 14.	Principal Accountant Fees and Services	52

PART IV
ITEM 15.	Exhibits, Financial Statement Schedules	53

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

Further details regarding our properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on our company’s Green Giant Property (formerly the Three Horses Property in Madagascar and our Segar property in Northern Quebec can be found on the Company’s website: www.energizerresources.com (which website is expressly not incorporated by reference into this filing) or in the Company’s filings on www.sedar.com (which website is expressly not incorporated by reference into this filing). The websites referred to above are expressly not incorporated by reference into this filing.

Cautionary Note

Due to the nature of our business, we anticipate incurring operating losses for the foreseeable future.  We base this expectation, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing, profitable mines.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include, but are not limited to:

-

our ability to raise additional funding as required;

-

the market price for vanadium;

-

the market price for gold;

-

the market price for uranium;

-

the market price for other minerals which we may find;

-

the results of our proposed exploration programs on our mineral properties; and

-

our ability to find joint venture partners for the development of our property interests.

If we are successful in completing an equity financing when necessary, existing shareholders will experience dilution of their interest in our company.  In the event we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan.  In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource sector.

During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and, as such, will incur legal and accounting costs.  In the event no other such opportunities are available and we cannot raise additional capital to sustain operations, we may be forced to discontinue our business altogether.  We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

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

Exploration programs have been carried out in the first quarter of 2007 and the first half of 2008 on the Green Giant Property as well as the Ianapera Coal Property located to the north of the Green Giant Property.  Drilling of 31 holes (4,073 meters) was carried out during 2008. Vanadium mineralization of potential economic consequence was intersected in a number of holes.  In the first half of 2009 a series of 56 trenches were established, using mechanical excavators, over an 18 kilometre strike length of the property. Analytical results provided by XRF instrumentation indicated significant widths of vanadium mineralization in the majority of the trenches. The Company then proceeded to drill 54 diamond drill holes (8,931 meters) in the latter half of 2009 to delineate a vanadium resource on the Property.  A further 46 diamond drill holes (8,952 meters) were emplaced on the property in 2010 to further enhance the resource delineation. A consulting engineering group has been retained to start preliminary economic assessments of the property. Metallurgical and mineralogical work is also being carried out.

Sagar Property – Romanet Horst, Labrador Trough, Québec, Canada

On May 2, 2006, the Company signed a letter of intent for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  The vendor had the right and option to sell the remaining 25% interest in the property.  This agreement was subject to a NSR (“net smelter return”).  The vendor had previously acquired a 100% interest in the property, subject to a 1% NSR on certain claims, and a 0.5% NSR on other claims.  A drill program was completed for the Sagar Property in 2007. A total of 164 reverse circulation drill holes (2,625 meters) and 5,610 meters of diamond drill holes (46) were completed.  Additionally, in excess of 3,500 soil samples were collected and analyzed. Target areas on the Sagar Property have shown anomalous gold, copper and uranium mineralization. Future exploration activity will be designed to identify the potential source area of the Mistamisk Boulder Field, as well as other potential sources of gold and uranium mineralization.

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

Employees

As of June 30, 2011, we had nil total employees and nil full-time employees. We engage consultants to serve as officers and to perform professional and administrative functions of our company.

MADAGASCAR PROPERTY

Moheli
Mamoudzou
Mayotte
Malawi
Lilongwe
Tromelin
Juan de Nova Island
Harare
Mozambique
Antananarivo
abwe
Madagascar
Bassas da India
Europa Island
Three Horses Property
X
Image NASA
Image © 2007 TerraMetrics
© 2007 Europa Technologies
©2007 Google
Pointer 18°55'59.49" S 42°19'05.15" E
Streaming |||||||||| 100%
Eye alt 2138.34 km

Property Description and Location

The Madagascar properties are comprised of 6 mineral permits consisting of 576 “squares”, each square representing approximately 0.39 sq. kilometers. The properties are located in the District of Toliara and are referenced as TN 12,306,P(R); TN 12,814, P(R); TN 12,887 P(R); TN 12,888 P(R); TN 13,020 P(R); TN 13,021 P(R) as issued by the Bureau de Cadastre Minier de Madagascar (“BCMM”) pursuant to the Mining Code 1999 (as amended) and its implementing decrees.  This property can be accessed by both air and road.

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
WGS84 Zone 38 South
Beampemba
URANIUM STAR

Green Giant Property Boundary (blue lines are creeks, red lines are property boundary, black lines are seasonal tracks)

Agreement

On August 22, 2007, we entered into a joint venture agreement with Madagascar Minerals and Resources sarl (“MMR” or “Madagascar Minerals”), a company incorporated under the laws of Madagascar.  The joint venture, which was to be known as the “Three Horses Joint Venture”, was operated through a Madagascar limited liability company in which our company held 75% undivided interest and MMR held the remaining 25% undivided interest.

The consideration paid to Madagascar Minerals to acquire the 75% stake in the joint venture consisted of:

(ii)

a signing fee of $15,000 within 15 days of the properties vesting in the joint venture;

(iii)

a payment of $750,000 within 15 days of the properties vesting in the joint venture; and

(iv)

the issuance of 1,250,000 of our common shares and 500,000 now expired common share purchase warrants. Each common share purchase warrant was exercisable at $1.00 per share for a period of 2 years from the date of issuance.

On July 9, 2009, our company entered into an  agreement to acquire the remaining 25% interest of the Green Giant Property for $100,000.  On acquisition of the remaining 25%, the joint venture with MMR was terminated.  MMR retains a 2% NSR.  Our company can acquire the NSR on this 25% interest portion at a price of $500,000 in cash or common shares for the first 1% and at a price of $1,000,000 in cash or common shares for the second 1% at our option.

Exploration Programs

The Green Giant Property consists of 576 squares, covering an area of approximately 225 square kilometers, and displays extensive gossans outcroppings at surface.  An examination of part of this property revealed several large areas covered with gossanous boulders, which are believed to overlie massive sulphide mineralization.  Phases of the exploration projects have been managed by Craig Scherba, one of our company’s geologists.

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

•

Repair and surfacing of the access road from base camp to the airstrip

•

Airborne geophysical surveying over the Green Giant Property by Fugro Airborne Surveys Ltd

During March 2008 to June 2008 a full field exploration program following up on the airborne geophysical survey and results of the 2007 exploration program was implemented.  This exploration consisted of the following:

•

Infill stream sediment sampling

•

Detailed Geological mapping over selected stratigraphic horizons

•

Prospecting over selected target areas

•

Grid emplacement over selected target areas

•

Ground-based magnetometer and frequency domain EM surveys

•

Soil sampling over selected target areas

After reviewing the analytical data from the March 2008 to June 2008 program, additional exploration was conducted from July 2008 to September 2008 in preparation for a drill program.  This exploration consisted of the following:

•

Infill stream sediment sampling

•

Detailed Geological mapping over selected stratigraphic horizons

•

Prospecting over selected target areas with the aid of a mobile XRF analyzer

Based on compiled analytical results obtained from the various exploration programs, a drill program was initiated on the property from September 2008 to November 2008. This exploration program consisted of the following:

•

Prospecting over selected target areas with the aid of a mobile XRF analyzer

•

Ground-based scintillometer surveying over selected target areas

•

Diamond drilling of 31 holes over 4,073 metres

The discovery of potentially significant vanadium mineralization from the 2008 exploration program resulted in the initiation of resource delineation drill program from September 2009 to December 2009. This exploration program consisted of the following:

•

XRF soil sample analyses (8,490 samples) on lines 200 meters apart and covering 18 kilometre strike length

•

Scintillometer surveying (112 line kilometres) on lines 200 meters apart over an 18 kilometre strike length

•

Trenching (140 trenches for 17,105 meters)

•

Diamond drilling of 54 diamond drill holes over 8,931 meters

The 2009 exploration program resulted in the delineation of two vanadium pentoxide (V2O5) deposits (named the Jaky and Manga) on the property, characterized by two separate categories:  oxide and primary. Within the oxide and primary zone of the Jaky and Manga deposits, the total indicated resources was calculated to be 21.74 Mt at 0.759% V2O5 containing 363.8 Mlb of vanadium pentoxide.  The total inferred resources was calculated to be 4.15 Mt at a grade of 0.655% V2O5 containing 59.8 Mlb of vanadium pentoxide.  Based on these results, we conducted an additional exploration program on the property from April 2010 to July 2010. This program consisted of the following activities:

•

Diamond drilling of 46 diamond drill holes over 8,952 meters

•

Prospecting over selected target areas with the aid of a mobile XRF analyzer (20 grab samples)

•

Geologic mapping over the Manga and Mainty deposits at 1:5000 scale

•

ERT ground geophysical survey (5.64 km)

•

MAG ground geophysical survey (169.53 km)

•

Gradient Array EM ground geophysical survey (128.82 km)

2008 Diamond Drilling Program

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
Mainty
Maitso
Manga
Jaky
0
4.000
kilometers

Vanadium-bearing Trends

Based on positive early indications of the presence of potentially economic grades and volumes of vanadium on the property, another exploration program was initiated on the Green Giant Project in the spring of 2009.  The program (completed between April 2009 and July 2009) consisted of an extensive X-Ray Fluorescence analysis (XRF) soil sampling program coupled with mechanical trenching and scintillometer surveys over known areas of vanadium enrichment and new areas, defined by the soil XRF survey.

After reviewing the analytical results from the spring 2009 exploration program, an additional exploration program was carried out between September and December 2009.  This exploration program involved mechanical trenching, diamond drilling with accompanying lithological, structural and geotechnical logging, specific gravity determination, point load tests and metallurgical sampling.  All work was carried out under a well-supervised Quality Assurance and Quality Control programs.

The primary aim of the September to December 2009 drill program was to delineate reserves at the Jaky and Manga targets.  A total of 8,931 meters (4,509.2m in 30 drill holes at the Jaky target and 4,422m in 24 drill holes at the Manga target) of diamond drilling was completed.  Selected drill holes were oriented with point load test and orientation measurements recorded.

Composited Vanadium Mineralization in 2009 Drill Holes

DDH ID	From (m)	To (m)	V2O5 (%)	Interval (m)
J-01	1.50	25.50	0.65	24.00
J-01	25.5	28.10	0.45	2.60
J-01	28.10	37.50	0.17	9.40
J-01	37.50	42.00	0.40	4.50
J-01	42.00	60.00	0.20	18.00
J-01	60.00	90.00	0.75	30.00
J-01	90.00	97.50	0.36	7.50
J-01	97.50	103.50	0.16	6.00

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
J-01		111.00	126.00	0.17	15.00
J-01		132.00	136.50	0.32	4.50
J-02		1.80	17.00	0.46	15.20
J-02		17.00	24.50	1.06	7.50
J-02		24.50	38.00	0.37	13.50
J-02		38.00	51.50	0.96	13.50
J-02		51.50	68.00	0.20	16.50
J-02		68.00	69.50	0.64	1.50
J-02		69.50	77.00	0.28	7.50
J-02		86.00	89.00	0.36	3.00
J-03		1.50	22.50	0.57	21.00
J-03	incl.	1.50	9.00	0.65	7.50
J-03	incl.	9.00	16.50	0.44	7.50
J-03	incl.	16.50	22.50	0.65	6.00
J-03		22.50	42.00	0.27	19.50
J-03		42.00	78.00	1.00	36.00
J-03		78.00	93.00	0.15	15.00
J-03		93.00	99.00	0.53	6.00
J-03		99.00	102.00	0.20	3.00
J-04		9.00	23.90	0.22	14.90
J-04		23.90	39.10	0.59	15.20
J-04	incl.	27.00	30.50	0.80	3.50
J-04		39.10	76.50	0.24	37.40
J-04		76.50	85.50	0.57	9.00
J-04		85.50	94.50	0.14	9.00
J-04		94.50	103.50	0.41	9.00
J-04		103.50	109.50	0.19	6.00
J-04		119.50	150.00	0.15	30.50
J-04		150.00	153.00	0.82	3.00
J-04		153.00	168.00	0.19	15.00
J-04		196.50	204.00	0.29	7.50
J-04		214.50	219.00	0.40	4.50
J-05		1.50	9.00	0.83	7.50
J-05		9.00	39.00	0.30	30.00
J-05		39.00	75.00	0.79	36.00
J-05	incl.	39.00	45.00	0.91	6.00
J-05	incl.	45.00	55.50	0.70	10.50
J-05	incl.	55.50	73.50	0.89	18.00
J-05	incl.	73.50	75.00	0.50	1.50
J-05		75.00	91.50	0.14	16.50
J-05		91.50	97.50	0.52	6.00
J-05		97.50	115.00	0.17	17.50
J-06		0.00	7.50	0.44	7.50
J-06		7.50	19.50	1.36	12.00
J-06		19.50	33.70	0.45	14.20
J-06		33.70	46.70	0.94	13.00
J-06		46.70	84.00	0.23	37.30
J-07		14.00	170.00	0.18	156.00

DDH ID	From (m)	To (m)	V2O5 (%)	Interval (m)
J-07	212.00	218.00	0.31	6.00
J-07	231.50	237.50	0.30	6.00
J-08	2.00	8.00	0.41	6.00
J-08	8.00	45.00	0.25	37.00
J-08	45.00	56.00	0.49	11.00
J-08	56.00	68.00	0.82	12.00
J-08	68.00	77.00	0.52	9.00
J-08	77.00	86.50	0.17	9.50
J-09	1.50	6.00	0.27	4.50
J-09	6.00	49.50	1.00	43.50
J-09	49.50	52.50	0.55	3.00
J-09	52.50	66.00	0.14	13.50
J-09	66.00	72.00	0.48	6.00
J-09	72.00	93.00	0.17	21.00
J-10	2.00	5.00	0.36	3.00
J-10	5.00	18.50	0.81	13.50
J-10	18.50	26.00	0.44	7.50
J-10	26.00	47.00	0.26	21.00
J-10	47.00	77.00	0.79	30.00
J-10	77.00	81.50	0.36	4.50
J-10	81.50	89.00	0.17	7.50
J-10	101.00	105.50	0.16	4.50
J-10	105.50	108.50	0.53	3.00
J-10	108.50	120.50	0.15	12.00
J-10	120.50	126.50	0.41	6.00
J-11	126.50	138.50	0.16	12.00
J-11	138.50	141.50	0.57	3.00
J-11	141.50	153.50	0.17	12.00
J-12	0.50	31.50	0.22	31.00
J-12	31.50	45.00	0.41	13.50
J-12	45.00	54.00	0.73	9.00
J-12	54.00	66.00	0.30	12.00
J-12	66.00	94.50	0.14	28.50
J-12	106.50	109.50	0.51	3.00
J-13	1.60	16.50	0.71	14.90
J-13	16.50	37.50	0.97	21.00
J-13	37.50	57.00	0.20	19.50
J-13	57.00	63.00	0.45	6.00
J-13	63.00	85.50	0.16	22.50
J-14	40.50	70.70	0.17	30.20
J-14	79.50	97.50	0.10	18.00
J-14	120.00	153.00	0.22	33.00
J-14	153.00	156.00	0.62	3.00
J-14	156.00	159.00	0.29	3.00
J-14	159.00	169.50	0.15	10.50
J-15	0.20	3.00	0.35	2.80
J-15	3.00	69.00	0.17	66.00
J-15	87.00	115.50	0.16	28.50

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
J-15		115.50	118.50	0.60	3.00
J-16		0.00	14.00	0.45	14.00
J-16		14.00	30.50	0.83	16.50
J-16		30.50	38.00	0.48	7.50
J-16		38.00	45.50	0.20	7.50
J-16		51.50	56.00	0.12	4.50
J-16		56.00	60.50	0.49	4.50
J-16		60.50	63.50	0.18	3.00
J-17		2.00	6.50	0.19	4.50
J-17		6.50	11.00	0.42	4.50
J-17		11.00	23.00	0.93	12.00
J-17		23.00	39.50	0.19	16.50
J-17		39.50	45.50	0.48	6.00
J-17		45.50	62.00	0.16	16.50
J-18		1.50	6.50	0.37	5.00
J-18		6.50	20.00	0.21	13.50
J-18		20.00	24.50	0.54	4.50
J-19		36.50	62.00	0.19	25.50
J-19		81.90	86.00	0.34	4.10
J-19		86.00	113.00	0.13	27.00
J-19		113.00	117.50	0.62	4.50
J-20		0.50	8.00	0.30	7.50
J-20		8.00	27.50	0.50	19.50
J-20		27.50	42.50	0.23	15.00
J-20		50.00	53.00	0.13	3.00
J-20		53.00	57.50	0.48	4.50
J-20		57.50	78.50	0.16	21.00
J-21		6.5	11.00	0.32	4.50
J-21		11.00	26.00	0.73	15.00
J-21		26.00	39.50	0.18	13.50
J-21		39.50	44.00	0.5	4.50
J-21		44.00	59.00	0.16	15.00
J-22		117.50	153.50	0.31	36.00
J-22	incl.	141.50	146.00	0.54	4.50
J-22		153.50	164.00	0.66	10.50
J-22		164.00	170.00	0.12	6.00
J-22		170.00	174.50	0.42	4.50
J-23		2	42.50	0.15	40.50
J-23		93.5	113.00	0.16	19.50
J-23		113.00	117.50	0.54	4.50
J-23		117.50	121.80	0.21	4.30
J-24		0.7	3.5	0.22	2.80
J-24		3.5	14	0.34	10.50
J-24		14	27.5	0.21	13.50
J-24		38	41	0.17	3.00
J-24		41	47	0.54	6.00
J-24		47	69.5	0.16	22.50
J-25		2	12.5	0.33	10.50

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
J-25		23	33.5	0.23	10.50
J-26		27.50	41.00	0.35	13.50
J-26		41.00	53.00	0.74	12.00
J-26		53.00	59.00	0.41	6.00
J-26		59.00	90.50	0.18	31.50
J-26		90.50	117.50	0.40	27.00
J-26		117.50	122.00	0.16	4.50
J-26		134.00	162.50	0.15	28.50
J-26		162.50	168.50	0.51	6.00
J-27		125.00	138.50	0.24	13.50
J-27		138.50	162.50	0.53	24.00
J-27	incl.	138.50	144.50	0.63	6.00
J-27	incl.	144.50	150.50	0.32	6.00
J-27	incl.	150.50	159.50	0.65	9.00
J-27	incl.	159.50	162.50	0.42	3.00
J-27		162.50	170.00	0.17	7.50
J-27		170.00	176.25	0.32	6.25
J-27		176.25	186.50	0.19	10.25
J-27	incl.	183.50	186.50	0.42	3.00
J-MET-01		2.50	5.50	0.43	3.00
J-MET-01		5.50	59.50	1.12	54.00
J-MET-01		59.50	64.00	0.51	4.50
J-MET-01		64.00	74.50	0.18	10.50
J-MET-02		2.50	10.00	1.11	7.50
J-MET-02		10.00	16.00	0.51	6.00
J-MET-02		16.00	23.50	0.18	7.50
J-MET-02		23.50	41.50	0.70	18.00
J-MET-02		41.50	64.00	0.22	22.50
J-MET-02		76.00	83.50	0.36	7.50
J-MET-02		83.50	121.00	0.17	37.50
J-MET-02		121.00	124.00	0.93	3.00
J-MET-02		124.00	133.00	0.26	9.00
J-MET-03		1.50	27.00	0.45	25.50
J-MET-03		27.00	78.00	0.80	51.00
J-MET-03		78.00	88.50	0.46	10.50
J-MET-03		88.50	96.00	0.17	7.50
M-11		7.00	38.00	0.22	31.00
M-11		38.00	57.50	0.58	19.50
M-12		3.50	20.00	0.47	16.50
M-12	incl.	3.50	9.50	0.64	6.00
M-12	incl.	9.50	20.00	0.37	10.50
M-13		123.00	132.50	0.18	9.50
M-13		132.50	144.00	0.40	11.50
M-13		144.00	153.00	0.17	9.00
M-13		153.00	156.00	0.57	3.00
M-13		156.00	166.50	0.81	10.50
M-13		166.50	175.50	0.36	9.00
M-14		1.50	4.50	0.27	3.00

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
M-14		4.50	21.00	0.70	16.50
M-14		21.00	30.00	0.33	9.00
M-14		30.00	100.50	0.74	70.50
M-14	incl.	30.00	39.00	0.54	9.00
M-14	incl.	39.00	49.50	0.82	10.50
M-14	incl.	49.50	55.50	0.59	6.00
M-14	incl.	55.50	66.00	0.71	10.50
M-14	incl.	66.00	100.50	0.79	34.50
M-14		100.50	112.50	0.30	12.00
M-15		3.50	26.00	0.72	22.50
M-15	incl.	3.50	12.00	0.60	8.50
M-15	incl.	12.00	26.00	0.81	14.00
M-15		26.00	47.00	0.38	21.00
M-16		66.5	74.7	0.18	8.20
M-16		74.7	81.5	0.64	6.80
M-16		81.5	89	0.33	7.50
M-16		89.00	180.50	0.80	91.50
M-16		180.50	191.00	0.29	10.50
M-17		3.40	12.50	0.20	9.10
M-17		12.50	29.00	0.45	16.50
M-17		29.00	113.00	0.97	84.00
M-17	incl.	29.00	44.00	0.77	15.00
M-17	incl.	44.00	113.00	1.01	69.00
M-17	incl.	102.50	111.50	1.45	9.00
M-17		113.00	121.10	0.18	8.10
M-17		121.10	126.50	0.36	5.40
M-18		4.10	41.00	0.71	36.90
M-18	incl.	4.10	15.50	0.67	11.40
M-18	incl.	15.50	32.00	0.81	16.50
M-18	incl.	32.00	41.00	0.59	9.00
M-18		41.00	57.50	0.41	16.50
M-18	incl.	44.00	57.50	0.45	13.50
M-18		57.00	77.00	0.13	20.00
M-19		60.50	69.50	0.36	9.00
M-19		69.50	156.50	0.94	87.00
M-19	incl.	134.00	156.50	1.23	22.50
M-19		156.50	174.50	0.33	18.00
M-19		156.50	174.50	0.33	18.00
M-20		5.00	90.50	0.98	85.50
M-20	incl.	5.00	30.50	0.65	25.50
M-20	incl.	30.50	42.50	0.42	12.00
M-20	incl.	42.50	75.50	1.55	33.00
M-20	incl.	75.50	83.00	0.33	7.50
M-20	incl.	83.00	90.50	0.97	7.50
M-20		90.50	105.50	0.36	15.00
M-21		3.50	18.50	0.42	15.00
M-21		18.50	36.50	0.26	18.00
M-22		68.00	69.50	0.17	1.50

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
M-22		69.50	153.50	0.84	84.00
M-22	incl.	69.50	95.00	0.85	25.50
M-22	incl.	83.00	92.00	1.10	9.00
M-22	incl.	95.00	108.50	0.34	13.50
M-22	incl.	108.50	126.50	1.41	18.00
M-22	incl.	126.50	134.00	0.46	7.50
M-22	incl.	134.00	143.00	1.17	9.00
M-22	incl.	143.00	153.50	0.52	10.50
M-22		153.50	164.00	0.34	10.50
M-22		164.00	168.50	0.14	4.50
M-23		1.70	8.00	0.34	6.30
M-23		8.00	30.50	0.73	22.50
M-23		30.50	38.00	0.30	7.50
M-23		38.00	68.70	0.45	30.70
M-23		68.70	77.00	0.95	8.30
M-23		77.00	95.00	0.40	18.00
M-24		12.50	35.00	0.31	22.50
M-25		108.50	111.50	0.33	3.00
M-25		111.50	123.50	0.80	12.00
M-25		123.50	137.00	0.61	13.50
M-26		48.50	77.00	0.82	28.50
M-26	incl.	48.50	54.30	0.54	5.80
M-26	incl.	54.30	74.00	0.94	19.70
M-26	incl.	74.00	77.00	0.55	3.00
M-26		77.00	110.00	0.33	33.00
M-26		110.00	114.50	0.68	4.50
M-26		114.50	132.50	0.30	18.00
M-27		2.00	14.00	0.70	12.00
M-27		14.00	35.00	0.35	21.00
M-37		132.50	233.00	0.86	100.50
M-37	incl.	132.50	141.50	0.60	9.00
M-37	incl.	141.50	159.50	0.90	18.00
M-37	incl.	159.50	164.00	0.58	4.50
M-37	incl.	164.00	219.50	0.98	55.50
M-37	incl.	192.50	215.00	1.11	22.50
M-37	incl.	219.50	224.00	0.46	4.50
M-37	incl.	224.00	227.00	1.04	3.00
M-37	incl.	227.00	233.00	0.46	6.00
M-38		198.50	215.00	0.19	16.50
M-38		215.00	237.50	0.85	22.50
M-38		237.50	245.00	0.26	7.50
M-39		132.50	135.50	0.15	3.00
M-39		135.50	141.50	0.56	6.00
M-39		141.50	147.50	0.29	6.00
M-39		200.00	208.80	0.17	8.80
M-39		208.50	212.00	0.37	3.50
M-39		212.00	215.00	0.68	3.00
M-39		215.00	224.00	0.40	9.00

DDH ID		From (m)	To (m)	V2O5 (%)	Interval (m)
M-39		224.00	229.50	0.09	5.50
M-39		229.50	249.50	0.79	20.00
M-39	incl.	229.50	233.00	0.62	3.50
M-39	incl.	233.00	249.50	0.84	16.50
M-39	incl.	233.00	237.50	0.99	4.50
M-39	incl.	237.50	240.50	0.42	3.00
M-39	incl.	240.50	249.50	0.90	9.00
M-39		249.50	258.50	0.28	9.00
M-40		215.00	218.00	0.83	3.00
M-40		218.00	224.00	0.35	6.00
M-41		104.00	117.50	0.27	13.50
M-41		117.50	212.00	0.87	94.50
M-41	incl.	153.50	161.00	1.06	7.50
M-41	incl.	188.00	210.00	1.05	22.00
M-41		212.00	216.50	0.41	4.50
M-41		216.50	219.50	0.98	3.00
M-41		219.50	224.00	0.41	4.50
M-42		182.00	190.00	0.38	8.00
M-42		195.50	206.00	0.23	10.50
M-42		206.00	291.50	0.71	85.50
M-42		291.50	294.50	0.30	3.00

Analytical results from the 2009 exploration program were given to our consulting engineering firm AGP Mining Consultants Inc. to calculate a vanadium pentoxide resource.  Based on the favourable resource calculation results, we conducted additional drilling between April 2010 and July, 2010. This program involved diamond drilling with accompanying lithological, structural and geotechnical logging, specific gravity determination, point load tests and metallurgical sampling. All work was carried out under a well-supervised Quality Assurance and Quality Control programs.   The primary aim of this drilling was to delineate additional reserves at the Jaky and Manga targets, as well as targeting an additional target, the Mainty. A total of 8,952 meters of diamond drilling was completed in 46 holes.  Selected drill holes were oriented with point load test and orientation measurements recorded.

Drill hole results from the exploration program completed through April 2010 to July 2010 are as follows:

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

All drill core assays have been received and AGP Mining Consultants Inc. was retained to undertake a resource calculation update for the Manga and Jaky Zones, as well as a new resource estimate for the Mainty Zone.

Metallurgy

Various metallurgical scoping test programs have been completed since 2009, covering physical and chemical pre-concentration processes, acid and alkaline leaching (atmospheric and pressure), alkaline salt roasting and high definition mineralogical characterisation.  Mineralogical characterisation of several silicate samples has revealed a unique deportment of vanadium at Green Giant.  Vanadium bearing minerals include clays, micas, oxides, and sulphides.  The vanadium deportment for three recent silicate composites is summarized below.

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

Phase 3 Alkaline Leach Results – Summary

PL	V205 Extraction	Roasting	Grind K80	Feed % Solids	Na2CO3 Kg/t	Na2CO3 g/L	0C	Hours
10	80.6	Pre-roast – 1,000 [0]C / 3 h	105	10	n/r	100	240	4
11	82.0	Pre-roast – 1,100 [0]C / 3 h	105	10	n/r	100	240	4
18	75.3	Pre-roast – 1,000 [0]C / 3 h	105	10	147	50	220	4
20	64.0	Pre-roast – 1,100 [0]C / 3 h	105	30	71	50	220	4

As the project develops, further scoping work is essential to allow optimization of the roast and leach conditions for both silicate and oxide samples from all zones.  The metallurgical processes tested would undoubtedly benefit from higher head grades.  It is therefore important that future metallurgical programs asses the influence of higher feed vanadium concentrations.

Resource Calculations

During November 2010, AGP Mining Consultants estimated the mineral resources for the Green Giant Property in Madagascar.  The mineral deposits on the property have been divided into three separate zones, which are referred to as the Jaky, Manga, and Mainty deposits.  This mineral resource estimate utilized approximately 18,832 m of diamond drill hole data from the 2008, 2009, and 2010 drill program and was supplemented by approximately 5,928 m of trench data from the 2008 and 2009 exploration programs.  No additional work was carried out on the Jaky deposit; therefore, the resources are merely restated from the NI43-101 report dated June 18, 2010.

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

The vanadium deposits on the Green Giant property are split into two separate categories: oxide and primary.  The following resource values were determined at a 0.5% V2O5 cut-off.  Within the oxide and primary zones of the Jaky, Manga, and Mainty deposits, the total Indicated resource is 49.5 Mt at 0.693% V2O5, containing 756.3 Mlb of vanadium pentoxide.  The total Inferred resource is 9.7 Mt at a grade of 0.632% V2O5, containing 134.5 Mlb of vanadium pentoxide.  Since no additional work was conducted, mineral resources at the property were classified using logic consistent with the CIM definitions referred to in NI 43-101 guidelines.  This independent mineral resource estimate and review conducted by AGP Mining Consultants supports the disclosure by our company of the mineral resource statement for the Jaky, Manga, and Mainty deposit dated November 30, 2010.

Future Programs

The property merits an exploration program consisting of exploratory and infill diamond drilling over vanadium-bearing zones identified by diamond drilling and trenching completed in 2008, 2009 and 2010.  The goal of the program would be to upgrade inferred resources to indicated resources and to delineate additional indicated resources.  A 6,000 metre, 31-hole drill program will employ one Boart Longyear diamond drill to verify additional mineralized zones previously confirmed through trenching and/or prospecting. This program is anticipated to begin during the fourth quarter of 2011.

Our company’s Canadian National Instrument 43-101 compliant resource estimate confirmed that a significant amount of vanadium has been discovered in the mineralized zones that account for a very small portion (2.55 kilometers) of the overall 18-kilometre trend of vanadium mineralization.  To date, 131 diamond drill holes and 151 trenches, totaling 38,643 meters have been completed on the property.  Management hopes to complete, but cannot guarantee, a NI 43-101 compliant preliminary economic assessment (scoping) during late 2011 or early 2012.

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

SAGAR PROPERTY

Property Description and Location

The Sagar Property comprises 219 blocks of claims in the Territory of Nunavik, Province of Québec, Canada.  The approximate centre of exploration activity is circa 56°22’ N latitude and circa 68° 00’ W longitude.  Details on the individual claims are available on-line at the Government of Québec’s Ministère des Resources Naturelles et de la Faune GESTIM website at https://gestim.mines.gouv.qc.ca.  This property can be accessed by air.

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

Agreement

On May 2, 2006, the Company signed a letter of intent with Virginia Mines Inc. ("Virginia") for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  Virginia had the right and option to sell the remaining 25% interest in the property.  This agreement was subject to a 2% NSR.  Virginia had previously acquired a 100% interest in the property, subject to a 1% NSR on certain claims, and a 0.5% NSR on other claims.  Virginia has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, the Company issued 2,000,000 common shares, 2,000,000 now expired share purchase warrants and incurred exploration expenditures greater than $2,000,000 on the property before September 1, 2008.

Further, on February 28, 2007 Virginia exercised its option to sell its remaining 25% interest on the property to the Company for 1,000,000 common shares valued at $1,219,000 and 1,000,000 now expired share purchase warrants.  As a result of these agreements, the Company now owns a 100% interest in this property.

We are currently up to date with all obligations required to maintain the property in good standing.

FERDERBER

Property Description and Location

Our company acquired a 100% undivided right, title and interest in and to 19 mining claims (0036315, 0036316, 0036317, 0036318, 0036319, 0036320, 0036321, 0036322, 0036323, 0036324, 0036325, 0036326, 0036327, 0030649, 0030650, 0030640, 0030638, 0030612, 0030613) held by Mr. Peter Ferderber, covering an area of approximately 64 hectares located in the Central Labrador Trough Region of Québec, 13 of which are contiguous to our company’s Sagar Property.  This property can be accessed by air.  In consideration of our company receiving a 100% interest in these claims, subject to any NSR royalties, our company paid CAD$6,000, and issued 150,000 common shares and 75,000 now expired common share purchase warrants.  Mr. Ferderber retained a 1% NSR on this property and agreed that our company shall have a first right of refusal to purchase the 1% NSR should Mr. Ferderber elect to sell the royalty.

We are currently up to date with all obligations required to maintain the property in good standing.

Sagar and Ferderber Property Geological Highlights

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

Potential Future Programs

In light of empirical observations collected during the course of 2007 exploration activities, other targets have been identified which could prove to be volumetrically more significant than the source of the Mistamisk Boulder Field.  In order of priority, management believes future exploration on the Sagar Property should focus on the discovery of:

•

Gold and uranium mineralization at redox boundaries along major faults. This work should focus on the intersection between the Romanet fault and the reducing lithologies of the Dunphy and Lace Lake formations.

•

Unconformity associated polymetallic uranium-style mineralization at the Archean basement contact.  The ‘Kilo’ soil anomaly should be targeted for this exploration due to the anomalous soil, RC, and DDH geochemistry, as well as the numerous coincident geophysical anomalies.

•

Iron-Oxide Copper Gold (IOCG) mineralization.  This work should focus on the east-west structure bisecting the Romanet Horst.  In particular, the area to the southwest of the Lac Plisse showing should be drill tested as it has coincident gravity and magnetic highs, and has an anomalous IOCG-related geochemical signature for RC, soil, and water geochemical data. Additionally, the DDH geochemistry and alteration mineralogy observed from holes in the ‘Alpha’ soil target area should be re-examined in the context of IOCG mineralization.

•

Source mineralization for the Mistamisk Boulder Field. The anomalous Alpha, Delta, and Kilo soil targets, as well as A, B, and E RC targets identified during the course of the 2007 exploration program should be examined to ascertain the source mineralization for the Mistamisk Boulder Field.

Other Expenses

Management anticipates spending approximately $350,000 - $450,000 in ongoing general office and administrative expenses and professional fees per quarter for the next twelve months.  The overall general and administration expenses will vary in direct proportion with the level of activity relating to future acquisitions and exploration programs.

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

You should carefully consider the following risk factors together with the other information contained in this Report, and in prior reports pursuant to the  Securities  Exchange Act of 1934, as amended and the Securities Act of 1933,  as  amended.  If any of the  risks  factors  actually  occur,  our business,  financial  condition  or results of  operations  could be  materially adversely  affected.  Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline.  There have been no material changes to the risk factors previously  discussed in Item 1A of the Company's prior year Form 10-K for the year ended June 30, 2010, including but not limited, to the following:

The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern.  Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception.  Since our inception, up to June 30, 2011, we had accumulated net losses of $52,073,840.  If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations.  If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Our common shares have been subject to penny stock regulation in the United States of America.

Our common shares have been subject to the provisions of Section 15(g) and Rule 15g-9 of the (US) Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule.  Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.  The Commission generally defines penny stock to be any equity security that has a market price less than US$5.00 per share, subject to certain exceptions.  Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; issued by a registered investment company; excluded from the definition on the basis of price (at least US$5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission. If our common shares are deemed to be “penny stock”, trading in common shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a shareholder’s ability to buy and sell our common shares.

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

Our primary exploration efforts are in the African country of Madagascar, where there is uncertainty with regard to its leader’s commitment to democratic elections.

The timing of democratic elections in Madagascar remains uncertain.  To date, our company has not been placed under any constraints or experienced any disruptions in our exploring efforts due to the political situation in Madagascar.  Depending on future actions taken by the transitional government in Madagascar, our company and its business operations could be impacted.

A roadmap has approved by the Madagascar government and was signed on September 17, 2011.  The African Union has endorsed this roadmap.  This roadmap provides a path for democratic elections in Madagascar.  However, at the date of this report, these elections have not taken place.

As the roadmap has not been fully implemented, the EU has extended its suspension of development assistance to Madagascar (with the continuing exception for humanitarian aid).  President Rajoelina of the transitional authority is pressing ahead with his plans for early elections, and has stated that they will go ahead with or without international support.  The timing for these elections remains unclear.  We are actively monitoring the political climate in Madagascar and continue to hold meetings with representatives of the government and the Ministry of Mines.

As the roadmap has not been fully implemented, the granting or changing of mining permits within their country has been suspended.  Our company has continued to pay taxes in Madagascar with respect to mining permits on its land holdings.  These payments have been acknowledged and accepted by the Madagascar government.

Any adverse developments to the political situation in Madagascar could have a material effect on our company’s business, results of operations and financial condition.

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

Because we are quoted on the OTCQB instead of a national securities exchange in the United States, our U.S. investors may have more difficulty selling their stock or experience negative volatility on the market price of our stock in the United States.

Our common shares commenced trading on June 16, 2011 in Canada on the Toronto Stock Exchange (“TSX”).  Prior to this, from May 5, 2010 to June 15, 2011, our common shares traded in Canada on the TSX – Venture Exchange.

In the United States, our common shares are currently quoted on the OTCQB.  The OTCQB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks.  There is a greater chance of volatility for securities that trade on the OTCQB as compared to a national securities exchange in the United States, such as the New York Stock Exchange, the NASDAQ Stock Market or the NYSE Amex.  This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions.  U.S. investors in our common shares may experience high fluctuations in the market price and volume of the trading market for our securities.  These fluctuations, when they occur, have a negative effect on the market price for our common shares.  Accordingly, our U.S. shareholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common shares improves.

In addition, our common shares are listed on the Frankfurt Exchange under the symbol YE5.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) could have a material adverse effect on our business & operating results.

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

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.  Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls.  Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  The volatility in our share price is attributable to a number of factors.  First our common shares are sporadically and thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  Secondly, we are a speculative or “risky” investment due to our limited operating history, lack of profits to date and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.  Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;  manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

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

We depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business.  The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations.  Specifically, we rely J.A. Kirk McKinnon, our Chief Executive Officer, and Richard E. Schler, our Vice-President and Chief Financial Officer.   We do not maintain key man life insurance on any of these people.   Should we lose any or all of their services and we are unable to replace their services with equally competent and experienced personnel, our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

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

Exploration for minerals is a speculative venture involving substantial risk.  We cannot provide investors with any assurance that our claims and properties contain commercially exploitable reserves.  The exploration work that we intend to conduct on our claims or properties may not result in the discovery of commercial quantities of vanadium, gold uranium, or other minerals.  Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  In such a case, we would be unable to complete our business plan.

We are a mineral exploration company with a limited operating history and expect to incur operating losses for the foreseeable future.

We are a mineral exploration company.  We have not earned any revenues and we have not been profitable.  Prior to completing exploration on our claims, we may incur increased operating expenses without realizing any revenues from those claims.  There are numerous difficulties normally encountered by mineral exploration companies, and these companies experience a high rate of failure.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates.  We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations.

Because of the speculative nature of mineral property exploration, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

Exploration for minerals is a speculative venture involving substantial risk.  We cannot provide investors with any assurance that our claims and properties contain commercially exploitable reserves.  The exploration work that we intend to conduct on our claims or properties may not result in the discovery of commercial quantities of vanadium, gold, uranium or other minerals.  Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot, or may elect not, to insure against.  We currently have no such insurance, but our management intends to periodically review the availability of commercially reasonable insurance coverage.  If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all our assets.

If we confirm commercial concentrations of vanadium, gold, uranium or other minerals on our claims and interests, we can provide no assurance that we will be able to successfully bring those claims or interests into commercial production.

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

Because access to most of our properties is often restricted by inclement weather or proper infrastructure, our exploration programs are likely to experience delays.

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

The profitability of a mineral exploration project could be significantly affected by changes in the market price of the relevant minerals.  Recently, the price of vanadium has increased due to the markets in China as well as the expanded uses including large-scale power storage application.  With respect to the market prices of gold, its price has increased significantly over the past several months.  Demand for gold can also be influenced by economic conditions, attractiveness as an investment vehicle and the relative strength of the U.S. dollar and local investment currencies.  The market price of uranium has increased due in large measure to projections as to the number of new nuclear energy plants that will be constructed in China, the United States and other jurisdictions.  A number of other factors affect the market prices for other minerals. The aggregate effect of the factors affecting the prices of various minerals is impossible to predict with accuracy.  Fluctuations in mineral prices may adversely affect the value of any mineral discoveries made on the properties with which we are involved, which may in turn affect the market price and liquidity of our common shares and our ability to pursue and implement our business plan.  In addition, the price of vanadium has in the past fluctuated significantly on a month-to-month and year-to-year basis.

Because from time to time we hold a significant portion of our cash reserves in Canadian dollars, we may experience losses due to foreign exchange translations.

From time to time we hold a significant portion of our cash reserves in Canadian dollars.  Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in translation gains or losses in U.S. dollar terms.  If there was a significant decline in the Canadian dollar versus the U.S. dollar, our converted Canadian dollar cash balances presented in U.S. dollars on our balance sheet would significantly decline.  If the US dollar significantly declines relative to the Canadian dollar our quoted US dollar cash position would significantly decline as it would be more expensive in US dollar terms to pay Canadian dollar expenses.  We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations.  Such foreign exchange declines could cause us to experience losses.

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

To the extent that climate change increases the risk of natural disasters or other disruptive events in the areas in which we operate, we could be harmed.  While we maintain rudimentary business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, our plans may not fully protect us from all such disasters or events.

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

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS OF OUR BUSINESS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. – DESCRIPTION OF PROPERTY

The Company’s executive offices are currently located at 520–141 Adelaide Street West, Toronto, Ontario, Canada M5H 3L5. These offices are leased on a month-to-month basis, and the Company’s monthly rental payments are  approximately CAD$5,000.

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

ITEM 4. – REMOVED AND RESERVED

Removed and reserved.

PART II

ITEM 5. - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of September 23, 2011, there were 146,197,178 common shares issued and outstanding and 63,005,695 common shares underlying outstanding options and warrants to purchase, or securities convertible into, our common shares. Our common shares are quoted on the OTCQB under the symbol “ENZR”, the TSX under the symbol “EGZ” and the Frankfurt Stock Exchange under the symbol “YE5”.   On September 22, 2011 the last reported sale price for our common shares on the OTCQB and TSX was US$0.23 and CAD$0.21 per share, respectively.  The table below sets forth the high and low closing sale prices of our common shares for the fiscal quarters indicated as reported on the OTCQB and TSX.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	OTCQB (US$)		TSX / TSX-V1 (CAD$)
Period	High	Low	High	Low
Fiscal year ended June 30, 2012
First quarter ended September 30, 2011 (through September 22, 2011)	$0.37	$0.20	$0.35	$0.20
Fiscal year ended June 30, 2011
First quarter ended September 30, 2010	$0.33	$0.18	$0.34	$0.185
Second quarter ended December 31, 2010	$0.50	$0.195	$0.51	$0.20
Third quarter ended March 31, 2011	$0.585	$0.39	$0.63	$0.38
Fourth quarter ended June 30, 2011	$0.45	$0.30	$0.42	$0.285
Fiscal year ended June 30, 2010
First quarter ended September 30, 2009	$0.68	$0.14	N/A	N/A
Second quarter ended December 31, 2009	$0.64	$0.39	N/A	N/A
Third quarter ended March 31, 2010	$0.48	$0.29	N/A	N/A
Fourth quarter ended June 30, 2010	$0.45	$0.20	$0.49	$0.22
Fiscal year ended June 30, 2009
First quarter ended September 30, 2008	$0.15	$0.06	N/A	N/A
Second quarter ended December 31, 2008	$0.10	$0.02	N/A	N/A
Third quarter ended March 31, 2009	$0.10	$0.04	N/A	N/A
Fourth quarter ended June 30, 2009	$0.22	$0.05	N/A	N/A
Fiscal year ended June 30, 2008
First quarter ended September 30, 2007	$0.65	$0.29	N/A	N/A
Second quarter ended December 31, 2007	$0.44	$0.18	N/A	N/A
Third quarter ended March 31, 2008	$0.23	$0.12	N/A	N/A

Fourth quarter ended June 30, 2008	$0.17	$0.10	N/A	N/A

[1] Our common shares commenced trading on the TSX Venture Exchange ("TSX-V") on May 5, 2010. We graduated to the TSX on June 16, 2011.

Holders

As of September 23, 2011, there were approximately 2,565 holders of record of common shares.

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

Equity Compensation Plan Information

The following table sets forth certain information as of June 30, 2011 for (i) all compensation plans previously approved by the Company's security holders and (ii) all compensation plans not previously approved by the Company's security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	7,630,000	$0.15	5,080,000

On April 21, 2009, the Company re-priced the 7,630,000 outstanding stock options by amending the exercise price ranging between $0.55 to $0.85 per share to $0.15 per share.

All options reported above were issued under the Company's amended 2006 Stock Option Plan.

Recent Issuances of Unregistered Securities

During the year ended June 30, 2011 and since July 1, 2009, the Company issued the following unregistered securities:

On August 17, 2009, the Company issued 2,250,000 shares of common stock to directors, officers and consultants as compensation for services rendered at a fair value of $382,500. The shares were valued at $0.17 per share.

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

On March 15, 2010, the Company closed a private placement of 21,666,667 units for gross proceeds of $6,500,000 (the “2010 Offering”).  Each unit consists of one common share and one common share purchase warrant.  Each warrant entitles the holder the right to purchase one common share at an exercise price of $0.50 for a period of three years following the later of March 15, 2010 or the date of listing on the TSX-V (May 5, 2010).  The expiry of the warrants may be accelerated by the Company if the shares of common stock trade at a price greater than $0.75 at any time after 9 months from March 15, 2010 for a period of 21 consecutive days on the OTC Bulletin Board ("OTCBB") or the TSX-V, provided that the Company has filed, and had declared effective, the Registration Statement (as defined below).

The units were issued together with listing and filing rights, which rights could have been converted into an escalating number of shares of common stock if the Company did not complete its TSX-V listing or file a resale registration statement for the securities issued in connection with the 2010 Offering (the “Registration Statement”) by certain specific dates.  The Company was listed on the TSX-V on May 5, 2010 and its Registration Statement was declared effective by the Securities Exchange Commission on November 10, 2010.  Therefore the rights have expired.

As consideration for their services in connection with the brokered offerings, two agents ( “Agents”) were (i) paid a cash commission of 6% of the gross proceeds of the brokered offerings, (ii) issued 870,000 Class A broker warrants, and (iii) issued 870,000 Class B broker warrants. Each Class A broker warrant entitles the holder to acquire one common share at an exercise price of US$0.30 until March 15, 2012.  Each Class B broker warrant entitles the holder to acquire one common share at an exercise price of US$0.50 at any time after a corresponding number of Class A broker warrants have been exercised by the Agent and on or before May 5, 2013.

In addition, an Agent was issued 400,000 shares of common stock and 400,000 Class C broker warrants for certain advisory services in connection with the brokered offerings. Each Class C broker warrant entitles the holder to acquire one common share at an exercise price of US$0.30 until March 15, 2013.

On May 5, 2010, the common stock of the Company commenced trading on the TSX-V.  A total of 12,060,000 common shares, 4,435,000 warrants and 3,025,000 stock options controlled by “Principals” (as defined in the Corporate Finance Manual of the TSX-V) and certain non-Principals are subject to TSX-V surplus escrow requirements applicable to a “Tier 2 Issuer” and will be released from escrow as follows: 5% of the original number of escrowed stock at the time of listing, 5% of the original number of escrowed securities 6 months after the listing date (November 4, 2010), 10% of the original number of escrowed securities 12 months after the listing date (May 4, 2010), 10% of the original number of escrowed securities 18 months after the listing date (November 4, 2011), 15% of the original number of escrowed securities 24 months after the listing date (May 4, 2012), 15% of the original number of escrowed securities 30 months after the listing date (November 4, 2012) and 40% of the original number of escrowed securities 36 months after the listing date (May 4, 2013).

On June 16, 2011, the Company graduated from the TSX-V to the Toronto Stock Exchange ("TSX").  The Company's ticker symbol "EGZ" remains the same.  As a result of this graduation, the escrowed shares release dates have been revised.  There was no effect for the 20% of the Company's escrowed shares released up to June 16, 2011.  Upon commencement of trading on the TSX, 40% of the original number of escrowed securities were released.  The remaining and final 40% of the escrowed securities will be released on November 4, 2011.

On December 17, 2010, the Company issued 200,000 shares of common stock valued at $90,000 pursuant to a contract with a party to provide advisory services in China.

During January and February 2011, the Company closed a private placement of 30,936,654 units for gross proceeds of $13,921,495.  Each unit consisted of one common share and one half of one common share purchase warrant.  Each of the 15,468,327 warrants issued entitles the holder the right to purchase one common share at an exercise price of $0.75 for a period of two years from the date of issue.  In connection with the private placement, the Company paid finders’ fees consisting of a cash fee of 6% to certain eligible finders totaling $704,115, TSX-V fees totaling $38,411 and compensation warrants equal to 6% of the eligible units sold totaling 1,564,700. Each full compensation warrant entitles the holder to acquire one unit of the Company at $0.45 per unit and expire on February 25, 2013.

During the year ended June 30, 2011, the Company issued a total of 4,549,500 shares of common stock for consideration of $886,500.  This common stock was issued pursuant to the exercise of several share purchase warrants.

The Offering of such shares of our common stock and common stock purchase warrants to the Investors was effected in reliance on the exemptions for sales of securities not involving a public offering, in reliance upon Regulation S of the Securities Act of 1933, as amended (the “Securities Act”), based on the following: (a) the Investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the Investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the Investors acknowledged that all securities being issued were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.  The Investors, in conjunction with the issuance of common shares and common stock purchase warrants pursuant to Rule 903(a) and (b)(3) of Regulation S represented to us that they were not a “U.S. Person”. We did not engage in a distribution of this offering in the United States. The Investors represented its intention to acquire the securities for investment only and not with a view towards distribution. Appropriate legends have been affixed to the stock certificate issued to the Investors in accordance with Regulation S.

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

Issuer Repurchases of Equity Securities

None

ITEM 6. – SELECTED FINANCIAL DATA

Omitted.  Refer to the financial statements included within this report.

ITEM 7. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein.  Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-K for the years ended June 30, 2011 and June 30, 2010, as well as the “Business” and “Risk Factors” sections of this Annual Report on Form 10-K.  The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-K, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

-the political instability in Madagascar; and

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

Plan of Operation

Our plan of operations for the period until the end of the calendar year ending December 31, 2011 (to the end of the Company’s second quarter 2012) is to complete the following objectives within the time periods specified, subject to our obtaining the necessary funding and/or permits for continued exploration of the mineral properties. The following table, although subject to revision and although assurances can be provided that the objectives will be reached, summarizes the anticipated exploration expenditures on our current properties for the period until December 31, 2011.

Estimated Exploration Budget

Our plan is to incur approximately $1,500,000 - $2,000,000 on exploration up to December 31, 2010 on our Green Giant property and approximately $10,000 on other projects.

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

RESULTS OF OPERATIONS

We have had no operating revenues from inception on March 1, 2004 through to the year ended June 30, 2011. Our activities have been financed from the proceeds of securities subscriptions.  From inception, on March 1, 2004, to June 30, 2011, we raised net aggregate proceeds of $37,464,105 from private offerings of our securities and $886,500 through the exercise of common share purchase warrants.

For the period from inception, March 1, 2004, to June 30, 2011, we incurred a loss before income taxes of $52,073,840.  Expenses included $18,667,956 in mineral property and exploration costs. These costs charged to operations were for the acquisition of the Madagascar properties, Sagar Properties in Canada, and other abandoned properties.  This amount includes ancillary costs related to the mineral properties.  We also incurred $3,698,195 in professional fees since inception.  In addition, since inception, we have recorded general and administrative expenses of $5,038,784 which includes rental costs, travel and office expenses; stock based compensation valued at $19,037,563, a foreign exchange translation gain of $971,695, donated services and expenses of $18,750, and total other income (including interest) of $1,059,473.

Liquidity and Capital Resources

As at June 30, 2011, we had cash on hand of $4,536,275 plus $8,031,076 invested in dual currency deposits.  Our working capital was $12,052,743.

We hold a significant portion of cash reserves in Canadian dollars.  Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in translation gains or losses in US dollar terms.  If there was to be a significant decline in the Canadian dollar against the US Dollar, the US dollar value of that Canadian dollar cash position presented on the company’s balance sheet would also significantly decline.  If the US Dollar significantly declines relative to the Canadian dollar our quoted US dollar cash position would also significantly decline. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations.  Such foreign exchange declines could cause us to experience losses.

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

•

For the year ended June 30, 2011, we raised net proceeds of $13,178,708 through the issuance of 30,936,654 common shares and 15,468,328 common share purchase warrants and $886,500 through the exercise of common share purchase warrants.

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

On March 15, 2010, the Company closed a private placement of 21,666,667 units for gross proceeds of $6,500,000 (the “2010 Offering”).  Each unit consists of one common share and one common share purchase warrant.  Each warrant entitles the holder the right to purchase one common share at an exercise price of $0.50 for a period of three years following the later of March 15, 2010 or the date of listing on the TSX-V (May 5, 2010).  The expiry of the warrants may be accelerated by the Company if the shares of common stock trade at a price greater than $0.75 at any time after 9 months from March 15, 2010 for a period of 21 consecutive days on the OTC Bulletin Board ("OTCBB") or the TSX-V, provided that the Company has filed, and had declared effective, the Registration Statement (as defined below).

The units were issued together with listing and filing rights, which rights could have been converted into an escalating number of shares of common stock if the Company did not complete its TSX-V listing or file a resale registration statement for the securities issued in connection with the 2010 Offering (the “Registration Statement”) by certain specific dates.  The Company was listed on the TSX-V on May 5, 2010 and its Registration Statement was declared effective by the Securities Exchange Commission on November 10, 2010.  Therefore the rights have expired.

As consideration for their services in connection with the brokered offerings, two agents ( “Agents”) were (i) paid a cash commission of 6% of the gross proceeds of the brokered offerings, (ii) issued 870,000 Class A broker warrants, and (iii) issued 870,000 Class B broker warrants. Each Class A broker warrant entitles the holder to acquire one common share at an exercise price of US$0.30 until March 15, 2012.  Each Class B broker warrant entitles the holder to acquire one common share at an exercise price of US$0.50 at any time after a corresponding number of Class A broker warrants have been exercised by the Agent and on or before May 5, 2013.

In addition, an Agent was issued 400,000 shares of common stock and 400,000 Class C broker warrants for certain advisory services in connection with the brokered offerings. Each Class C broker warrant entitles the holder to acquire one common share at an exercise price of US$0.30 until March 15, 2013.

All of these shares were issued to non-US investors.  The Offering of such shares of our common stock and common stock purchase warrants to the Investors was effected in reliance on the exemptions for sales of securities not involving a public offering, in reliance upon Regulation S of the Securities Act of 1933, as amended (the “Securities Act”), based on the following: (a) the Investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the Investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the Investors acknowledged that all securities being issued were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.  The Investors, in conjunction with the issuance of common shares and common stock purchase warrants pursuant to Rule 903(a) and (b)(3) of Regulation S represented to us that they were not a “U.S. Person”. We did not engage in a distribution of this offering in the United States. The Investors represented its intention to acquire the securities for investment only and not with a view towards distribution. Appropriate legends have been affixed to the stock certificate issued to the Investors in accordance with Regulation S.

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

During January and February 2011, the Company closed a private placement of 30,936,654 units for gross proceeds of $13,921,495.  Each unit consisted of one common share and one half of one common share purchase warrant.  Each of the 15,468,327 warrants issued entitles the holder the right to purchase one common share at an exercise price of $0.75 for a period of two years from the date of issue.  In connection with the private placement, the Company paid finders’ fees consisting of a cash fee of 6% to certain eligible finders totaling $704,115, TSX-V fees totaling $38,411 and compensation warrants equal to 6% of the eligible units sold totaling 1,564,700. Each full compensation warrant entitles the holder to acquire one unit of the Company at $0.45 per unit and expire on February 25, 2013.

During the year ended June 30, 2011, the Company issued a total of 4,549,500 shares of common stock for consideration of $886,500.  This common stock was issued pursuant to the exercise of several share purchase warrants.

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

In addition to paying certain expenses in Canadian dollars, our company is also required, from time to time, to pay expenses in South African Rand, Australian Dollars and Madagascar Ariary.   Therefore our company is subject to risks relating to movements in those currencies.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

CRITICAL ACCOUNTING POLICIES

Principals of Consolidation and Basis of Presentation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and are expressed in US dollars.   The accompanying consolidated financial statements include the accounts of Energizer Resources Inc. and its wholly-owned subsidiaries, Uranium Star (Mauritius) Ltd., THB Ventures Ltd, Energizer Resources Madagascar Sarl and Energizer Resources Minerals Sarl.  All inter-company balances and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  On an ongoing basis, management evaluates its judgments and estimates in relation to assets, liabilities, revenue and expenses. Management uses historical experience and other factors it believes to be reasonable as the basis for its judgments and estimates.  Actual results could differ from those estimates.   The consolidated financial statements include estimates which, by their nature, are uncertain. The impacts of such estimates are pervasive throughout these consolidated financial statements, and may require accounting adjustments based on future occurrences.  Revisions to accounting estimates are recognized in the period in which the estimate is revised and the revision affects current and future periods.

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

When it has been determined that a mineral property can be economically developed as a result of establishing probable and proven reserves, the costs then incurred to develop such property will be capitalized.  Such costs will be amortized using the units of production method over the estimated life of the probable reserve. If the properties are abandoned or the carrying value is determined to be in excess of possible future recoverable amounts the Company will write off the appropriate amount.

Financial Instruments

The fair value of cash and cash equivalents, amounts receivable, marketable securities, dual currency deposits and accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The Company's exploration operations are primarily in Madagascar but also in Canada, which result in exposure to market risks from changes in foreign currency rates.  Financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.

Foreign Currency Translation

The Company's functional and reporting currency is United States Dollars.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC Topic-830, "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the consolidated statement of operations.

Stock Based Compensation

The Company has a stock option plan as described in note 8.  All stock-based awards granted, including those granted to directors not acting in their capacity as directors, are accounted for using the fair value based method.  The fair value of stock options granted is recognized as an expense within the income statement and a corresponding increase in shareholder equity.  Any consideration paid by eligible participants on the exercise of stock options is credited to capital stock.  The additional paid in capital amount associated with stock options is transferred to capital stock upon exercise.

RECENT ACCOUNTING PRONOUNCEMENTS

The following are recent accounting pronouncements, which may have an impact on the Company's future financial statements.  FASB has issued the following pronouncements:

•

“Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency Market in Which the Underlying Equity Security Traded” (“ASU 2010-13”) was issued during April 2010.  ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability.  A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability.  ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after July 1, 2011.

•

"Intangibles - Goodwill and Other (Topic 350):  When to perform Step 2 of Goodwill Impairment Test for Reporting Units With Zero or Negative Carrying Amounts" ("ASU 2010-28") was issued during December 2010.  ASU 2010-28 provides guidance on the two-step test for goodwill impairment.  When testing for goodwill impairment, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). ASU 2010-28 addresses questions about entities with reporting units with zero or negative carrying amounts.

•

"Business Combinations (Topic 805):  Disclosure of Supplementary Pro Forma Information for Business Combinations"  ("ASU 2010-29") was issued during December 2010.  ASU 2010-29 addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.

•

"Fair value measurement (Topic ): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs:  ("ASU 2011-04") was issued during May 2011.  ASU 2011-04 is a collaboration between FASB and the International Accounting Standards Board to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards (IFRSs). ASU 2011-04 explains how to measure fair value. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.

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

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. - CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, given the size of our company and its finance department, that our disclosure controls and procedures were effective as of June 30, 2011.

Management’s report on internal control over financial reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment.  Based on this evaluation, we have concluded that, as of June 30, 2011, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as described below.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age, and position of each executive officer and director the Company as at September 23, 2011.

Name	Age	Position
J.A. Kirk McKinnon	68	Chief Executive Officer, Chairman and Director
Richard E. Schler	58	Vice-President, Chief Financial Officer and Director
Craig Scherba	39	Vice President, Exploration and Director
John Sanderson	76	Vice Chairman and Director
V. Peter Harder	59	Director
Quentin Yarie	46	Director

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

J.A. Kirk McKinnon (Brampton, Canada)

Mr. McKinnon has served as the Company’s Chairman and Chief Executive Officer since October 1, 2009 and a director since April 2006. Mr. McKinnon has also served as the Company’s President and Chief Executive Officer from April 2006 to September 30, 2009. He brings over 25 years of senior management experience to the Company.  Mr. McKinnon is currently President and CEO of MacDonald Mines Exploration Ltd., Red Pine Exploration Inc.  and Honey Badger Exploration Inc., all of which are resource exploration companies trading on the TSX headquartered in Toronto, Canada. Previously, Mr. McKinnon held senior management positions with several high profile Canadian corporations, including Nestle Canada. Mr. McKinnon is well-versed in business management and he has been very successful in raising funds in the capital markets. Mr. McKinnon’s qualifications to serve as a director of the Company include his over 25 years of senior management experience.

Richard E. Schler, MBA (Toronto, Canada)

Mr. Schler has served as the Company’s Vice President and Chief Financial Officer since October 1, 2009 and a director since April 2006. Mr. Schler was the Company’s Chief Operating Officer and Chief Financial Officer from February 2009 to September 30, 2009 and served as the Company’s Vice President and Chief Financial Officer from April 2006 to January 2009. He is also currently serving as Chief Operating Officer and Chief Financial Officer of MacDonald Mines Exploration Ltd., Red Pine Exploration Inc. and Honey Badger Exploration Inc., all of which are resource exploration companies trading on the TSX headquartered in Toronto, Canada. Before joining these companies, Mr. Schler held various senior management positions with noted corporations. He also has over 25 years of experience in the manufacturing sector. Mr. Schler is very experienced in financial management and business operations. Together with Mr. McKinnon, they have been very successful in raising funds in the capital markets. Mr. Schler’s qualifications to serve as a director of the Company include his many years of financial management and business operations experience.

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

Mr. Harder is also a director of Power Financial Corporation (TSX: PWF), IGM Financial Corporation (TSX: IGM), Telesat Canada, Northland Power Inc. (TSX: NPI), Timberwest Forest Company and Pinetree Capital Limited (TSX: PNP).  Mr. Harder is also a member of a Board of Governors of the University of Ottawa, The United Church Foundation and other charitable organizations.

Mr. Harder was appointed a Trudeau Foundation Mentor for 2009-2010. He also serves as the Chair of the National Arts Centre’s Governance, Nominating, and Ethics Committee. In 2008, Peter was elected the President of the Canada China Business Council (CCBC). He is also a member of the International Institute for Strategic Studies (IISS).  Mr. Harder’s qualifications to serve as a director of the Company include his many years of experience as a director and senior policy advisor.

Craig Scherba, P.Geol. (Oakville, Canada)

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

Quentin Yarie, P.Geol. (Toronto, Canada)

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

Audit Committee and Audit Committee Financial Expert

The Company has an audit committee and is comprised of John Sanderson, Peter Harder and Quentin Yarie, all of whom are financially literate.  Messers Sanderson, Harder and Yarie are independent directors as they do not have any involvement in the day to day operations of the Company. The audit committee is a key component of the Company’s commitment to maintaining a higher standard of corporate responsibility.

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

Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended June 30, 2011, beneficial owners and executives complied with Section 16(a) filing requirements applicable to them.

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

ITEM 11. - EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth certain summary information concerning the compensation paid or accrued during each of our last two completed fiscal years to our principal executive officer and two other most highly compensated executive officers who received compensation in excess of $100,000 for the fiscal year ended June 30, 2011 (collectively, the “Named Executive Officers”):

	Annual Compensation			Long Term Compensation
				Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation ($)
J.A. Kirk McKinnon, CEO and Director	2011	261,810 (1)	--	--	--	--	--	--
	2010	134,178 (4)	--	80,750 (2)	--	--	--	512,469 (6)

Richard E. Schler, Vice-President, CFO and Director	2011	189,490 (1)	--	--	--	--	--	--
	2010	129,953 (4)	--	76,500 (2)	--	--	--	488,218 (6)

Julie Lee Harrs, Former President, COO and Director (2)	2011	202,126 (1)	--	--	--	--	--	--
	2010	93,252 (5)	--	340,000 (3)	--	--	--	429,698 (6)

(1)

Consulting fees paid and accrued for the fiscal year ended June 30, 2011.

(2)

Shares valued at $0.17 per share based on quoted market price issued to these individuals and/or to companies controlled by them.

(3)

Shares valued at $0.68 per share based on quoted market price.

(4)

Consulting fees paid and accrued for fiscal year ended June 30, 2010.

(5)

Consulting fees paid and accrued for 11 months to June 30, 2010.

(6)

Stock options valued between $0.35 to $0.40 per option, using the Black-Scholes option pricing model.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table provides information regarding the outstanding equity awards held by our Named Executive Officers (“NEO”) as of June 30, 2011.

Name	Option Awards
	No. of Securities Underlying Unexercised Options Exercisable (#)	No. of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
J.A. Kirk McKinnon, NEO	280,000 425,000 720,000 975,000 225,000 1,150,000	--	0.15 0.15 0.15 0.15 0.352 0.395	July 28, 2011 Nov. 26, 2011 March 4, 2012 July 11, 2012 Sep 2, 2013 May 11, 2014
Richard E. Schler, NEO	690,000 875,000 200,000 1,100,000	--	0.15 0.15 0.352 0.395	March 4, 2012 July 11, 2012 Sep 2, 2013 May 11, 2014
Julie Lee Harrs (formerly a NEO)	1,100,000	--	0.395	May 11, 2014

Aggregated Option Exercises and Fiscal Year-End Option Values

On March 9, 2006, the Company filed a Form S-8 registration statement in connection with its newly adopted 2006 Stock Option Plan (the “2006 Plan”) allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares. On December 18, 2006, February 16, 2007, July 11, 2007, September 29, 2009 and May 3, 2011, the 2006 Plan was amended to increase the stock option pool by a total of 20,000,000 additional common shares. No stock options were granted during the year ended June 30, 2011 The Company granted a further 7,000,000 stock options on May 11, 2010 which will expire on May 11, 2014.

The following table summarizes the continuity of the Company’s stock options:

	Number of Shares	Weighted average exercise price ($)
Outstanding, June 30, 2009	7,630,000	0.15
Granted	8,505,000	0.40
Exercised	(2,000,000)	0.15
Expired / Cancelled	(515,000)	0.42
Outstanding June 30, 2010	13,620,000	0.30
Granted	1,100,000	0.25
Expired / Cancelled	(590,000)	0.57
Outstanding, June 30, 2011	14,130,000	0.29

Additional information regarding options outstanding as at June 30, 2011 is as follows:

Exercise price	Outstanding			Exercisable
	Number of shares	Weighted average remaining life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.15	365,000	0.08	$0.15	365,000	$0.15
$0.15	650,000	0.41	$0.15	650,000	$0.15
$0.15	1,920,000	0.68	$0.15	1,920,000	$0.15
$0.15	2,695,000	1.03	$0.15	2,695,000	$0.15
$0.35	750,000	2.18	$0.35	750,000	$0.35
$0.40	6,650,000	2.87	$0.40	6,650,000	$0.40
$0.25	1,100,000	3.31	$0.25	1,100,000	0.25
Total/Average	14,130,000	2.11	$0.28	14,130,000	$0.28

Long-Term Incentive Plan Awards Table

There are no Long-Term Incentive Plans in place at this time.

Pension Benefits Table

None.

Nonqualified Deferred Compensation Table

None.

All Other Compensation Table

None

Perquisites Table

None

Potential Payments Upon Termination Or Change In Control Table

None

Employment Agreements

Currently, the Company does not have an employment agreement or consulting agreement with Messrs. McKinnon and Schler but the Company has agreed to pay them a monthly stipend.  Mr. McKinnon and Mr. Schler receive approximately CAD$15,000 per month, although the compensation varies from month to month depending on various factors.  In consultation with legal counsel, the Company intends to execute consulting arrangements with all key personnel in the near future and will publish such consulting agreements pursuant to the requirements of, and within the time frame required by, the Securities Exchange Act of 1934, as amended.

Compensation of Directors

Directors who are also Named Executive Officers or officers of the Company are remunerated for their services rendered as officers of the Company. Directors who are not also officers of the Company or do not otherwise provide services to the Company receive only stock based compensation in the form of common shares and stock options for their services as directors of the Company. Appended in the table below are compensation award to directors other than Named Executive Officers for the fiscal year ended June 30, 2011. The Company also reimburses our non-employee directors for expenses incurred in connection with their service on our Board of Directors. No additional amounts are payable to our directors for committee participation or special assignments. The compensation paid to directors who provide services to the Company in other capacities has been previously reported under “Summary Compensation”.

The following table summarizes compensation paid to or earned by our directors who are not Named Executive Officers for their service as directors of our company during the fiscal year ended June 30, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Craig Scherba, Director	71,048	--	--	--	--	--	71,048
John Sanderson, Director	--	--	--	--	--	--	--
Quentin Yarie, Director	--	--	--	--	--	--	--
Peter Harder, Director	--	--	--	--	--	--	--
Richard Quesnel, (former Director) (1)	--	--	231,800	--	--	--	231,800

(1)

Richard Quesnel was appointed as a director of the Company on October 21, 2011 and resigned April 18, 2011.  As incentive for becoming a director, the Company awarded him 1,100,000.  The Black-Scholes value of these stock options was calculated to be $231,800.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFITICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common shares as of  September 23, 2011, by: (i) each person who is known by the Company to own beneficially more than 5% of our common shares; (ii) each director of the Company; (iii) each of the Named Executive Officers; and (iv) all directors and executive officers of the Company as a group.

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

The “Number of Common Shares Beneficially Owned” in calculated based on total shares held plus warrants held (plus stock options entitled to exercise).  The aggregate of these items, which totals 209,202,873, will be used as the denominator for the percentage calculation below.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares Beneficially Owned(1)
Consolidated Thompson Iron Mines Limited 1155 University Street, Suite 508 Montréal, Québec H3B 2A7	13,333,334	6.37%
Dundee Corporation 1 Adelaide Street East, Suite 2800 Toronto, Ontario M5C 2V9	11,896,450	5.69%
J.A. Kirk McKinnon, Chairman, CEO & Director 46 Ferndale Crescent Brampton, Ontario, Canada L6W 1E9(2)(9)	9,275,000	4.43%
Richard E. Schler, Vice President, CFO & Director 80 Greybeaver Trail, Toronto, Ontario, Canada M1C 4N5(3)(9)	7,765,000	3.71%
John Sanderson, Director 1721 – 27th Street West Vancouver, BC, Canada, V7H 4K9(5) (8) (9)	600,000	0.29%
Quentin Yarie, Director 520 – 141 Adelaide Street West Toronto, Ontario, Canada M5H 3L5(5) (8) (9)	875,000	0.42%
Peter Harder, Director 5538 Pattapiece Crescent Manotick, Ontario K4M 1C5(6) (8) (9)	950,000	0.45%
Craig Scherba, Director 1480 Willowdown Road, Oakville, ON L6L 1X3(7)(9)	600,000	0.29%
All directors and executive officers as a group (6 persons) (9)	20,065,000	9.59%

(1) Denominator used for calculation is 209,202,873.  Based on total issued and outstanding common shares of 146,197,178 plus warrants outstanding of 44,565,695 plus stock options outstanding of 18,440,000 as of September 23, 2011.

 (2) Includes 1,000,000 warrants and 3,700,000 common shares held in “Badger Resources Inc.”, a related company. These warrants are exercisable until April 26, 2013 at a price of $0.15 per share. Also includes 350,000 common shares and 4,225,000 stock options held directly exercisable between $0.15 to $0.57 per share with expiry dates between July 28, 2011 and July 1, 2016.

(3) Includes 900,000 warrants and 3,600,000 common shares held in “Sarmat Resources Inc.”, a related company. These warrants are exercisable until April 26, 2013 at a price of $0.15 per share. Also includes 3,2,65,000 stock options held directly exercisable between $0.15 to $0.57 per share with expiry dates between March 4, 2012 to July 1, 2016.

(4) Includes 325,000 common shares and 275,000 stock options exercisable between $0.30 to $0.57 per share with expiry dates between September 2, 2013 to July 1, 2016.

(5) Includes 325,000 common shares and 550,000 stock options exercisable between $0.30 to $0.57 per share with expiry dates between September 2, 2013 to July 1, 2016.

(6) Includes 125,000 warrants, 325,000 common shares and 475,000 stock options exercisable between $0.30 to $0.57 per share with expiry dates between September 2, 2013 to July 1, 2016.

(7) Includes 600,000 stock options exercisable between $0.30 to $0.57 per share with expiry dates between May 11, 2014 to July 1, 2016.

(8) Members of the Audit Committee.

(9) Parties whose shareholdings are a part of the total of “All directors and executive officers as a group (6 persons)”.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

Description of Capital Structure

General

Our authorized capital stock consists of 350,000,000 shares of common stock, par value $ 0.001.

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

The following directors were independent under the independence standards of both the Toronto Stock Exchange and the NYSE Amex during the past fiscal year:  Quentin Yarie, Peter Harder and John Sanderson.

Given the size of the Company, the only formal committee in place is an audit committee.  The following independent directors serve on the audit committee:  John Sanderson, Peter Harder Schler and Quentin Yarie.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Commission.  Our Commission filings are available to the public over the Internet at the Commission’s website at http://www.sec.gov.  The public may also read and copy any document we file with the Commission at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  We maintain a website at http://www.energizerresources.com, however, information contained on our website is not part of this annual report on Form 10-K.

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

ITEM 14.  - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended June 30, 2011

Audit Fees:  The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-K; and our quarterly reports on Form 10-Q during the fiscal year ending June 30, 2011 was $50,925 CAD.

Audit Related Fees:  The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended June 30, 2011 were $24,690 CAD.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended June 30, 2011 was $nil.

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

Auditor Independence

Our Board of Directors considers that the work done for us in the year ended June 30, 2011 by MSCM LLP Chartered Accountants is compatible with maintaining MSCM LLP, Chartered Accountants.

Auditor’s Time on Task

All of the work expended by MSCM LLP, Chartered Accountants on our June 30, 2011 audit was attributed to work performed by MSCM LLP, Chartered Accountant’s full-time, permanent employees.

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

Dated:  September 26, 2011

By:

        /s/ J A Kirk McKinnon

Name:  J A Kirk McKinnon

Title:  President, Chief Executive Officer and Director

Dated:  September 26, 2011

By:

        /s/ Richard E. Schler

Name:  Richard E. Schler

Title:  Vice-President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ J A Kirk McKinnon	Chairman, Chief Executive Officer, Director	September 26, 2011
J A Kirk McKinnon

/S/ Richard E. Schler	Vice-President, Chief Financial Officer,	September 26, 2011
Richard Schler	Director

/S/ John Sanderson	Director	September 26, 2011
John Sanderson

/S/ Quentin Yarie	Director	September 26, 2011
Quentin Yarie

/S/ Peter Harder	Director	September 26, 2011
Peter Harder

/S/ Craig Scherba	Director	September 26, 2011
Craig Scherba

ENERGIZER RESOURCES INC.

(An Exploration Stage Company)

Consolidated Financial Statements

For the year ended June 30, 2011

(Expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Energizer Resources Inc.

We have audited the accompanying consolidated balance sheets of Energizer Resources Inc. as of June 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended and accumulated for the period from March 1, 2004 (Date of Inception) to June 30, 2011. Energizer Resources Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energizer Resources Inc. as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended and accumulated for the period from March 1, 2004 (Date of Inception) to June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

Signed:  “MSCM LLP”

Chartered Accountants

Licensed Public Accountants

Toronto, Ontario

September 22, 2011

701 Evans Avenue, 8th Floor, Toronto ON  M9C 1A3, Canada    T (416) 626-6000   F (416) 626-8650   MSCM.CA

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	June 30, 2011	June 30, 2010

Assets
Current Assets:
Cash and cash equivalents (note 4)	$ 4,536,275	$ 2,505,480
Dual currency deposits (note 4)	8,031,076	-
Amounts receivable and prepaid expenses	135,392	68,996
Marketable securities	40,403	28,559
Tax credits recoverable	12,073	244,632

Total current assets	12,755,219	2,847,667

Equipment (note 5)	6,667	15,556

Total assets	$ 12,761,886	$ 2,863,223

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities:
Accounts payable and accrued liabilities (note 6)	$ 689,857	$ 413,121
Derivative liability (note 4)	12,619	-

Total liabilities	702,476	413,121

Stockholders' Equity
Common stock ,350,000,000 shares authorized, $0.001 par value,
146,197,178 issued and outstanding (June 30, 2010-110,511,024) (note 8)	146,197	110,510
Additional paid-in capital	63,998,735	49,563,403
Donated capital	20,750	20,750
Accumulated comprehensive loss	(32,432)	(44,276)
Accumulated deficit during exploration stage	(52,073,840)	(47,200,285)

Total stockholders' equity	12,059,410	2,450,102

Total liabilities and stockholders' equity	$ 12,761,886	$ 2,863,223

The accompanying notes are an integral part of these consolidated financial statements.

Going concern (note 1)

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)

	March 1, 2004 (date of	For the	For the
	inception) to	year ended	year ended
	June 30, 2011	June 30, 2011	June 30, 2010

Revenues	$ -	$ -	$ -

Expenses
Mineral exploration expense	18,667,956	2,172,223	5,309,724
General and administrative (note 6)	5,038,784	1,543,064	1,010,438
Professional and consulting fees	3,698,195	1,248,696	879,224
Stock-based compensation (note 8 and 9)	19,037,563	237,710	3,649,142
Impairment loss on mineral properties	7,588,508	-	100,000
Foreign currency translation (gain)	(971,695)	(226,268)	(238,831)
Donated services and expenses	18,750	-	-
Depreciation	55,252	8,889	8,889

Total expenses	53,133,313	4,984,314	10,718,586

Net loss from operations	(53,133,313)	(4,984,314)	(10,718,586)

Other Income:
Investment income	755,620	110,759	9,997
Other income	303,853	-	-

Net loss	(52,073,840)	(4,873,555)	(10,708,589)

Unrealized (loss) gain from investments in
marketable securities	(38,276)	11,844	4,810

Comprehensive loss	$ (52,112,116)	$ (4,861,711)	$ (10,703,779)

Net loss per share - basic and diluted (note 12)		$ (0.04)	$ (0.12)

Weighted average shares outstanding - basic and diluted		126,983,413	93,027,873

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

March 1, 2004 (date of		For the	For the
	inception) to	year ended	year ended
	June 30, 2011	June 30, 2011	June 30, 2010
Operating Activities
Net loss	$ (52,073,840)	$ (4,873,555)	$ (10,708,589)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	55,252	8,889	8,889
Donated services and expenses	20,750	-	-
Non-cash proceeds received	(74,000)	-	-
Accrued interest not yet received	(18,456)	(18,456)	-
Impairment loss on mineral properties	7,588,508	-	100,000
Stock-based compensation	19,037,563	237,710	3,649,142
Issuance of shares and warrants for services rendered	168,100	168,100	-
Change in operating assets and liabilities:
Amounts receivable and prepaid expenses	(135,392)	(66,396)	51,334
Accounts payable and accrued liabilities	690,683	276,736	258,541
Taxes recoverable	(257,259)	(12,627)	138,734
Non-cash component of marketable securities	337	-	337
Government grants received	245,186	245,186	-
Net cash used in operating activities	(24,752,568)	(4,034,413)	(6,501,612)

Financing Activities
Proceeds from issuance of common stock, net	37,464,105	13,178,708	6,330,915
Exercise of warrants	886,500	886,500	-
Net cash provided by financing activities	38,350,605	14,065,208	6,330,915

Investing Activities
Mineral property acquisition costs	(999,844)	-	(100,000)
Purchase of property and equipment	(61,918)	-	-
Investment in dual currency deposits	(8,000,000)	(8,000,000)	-

Net cash used in investing activities	(9,061,762)	(8,000,000)	(100,000)

Increase (decrease) in cash and cash equivalents	4,536,275	2,030,795	(270,697)
Cash and cash equivalents - beginning of period	-	2,505,480	2,776,177

Cash and cash equivalents - end of period	$ 4,536,275	$ 4,536,275	$ 2,505,480

Non-cash investing and financing activities:
Issuance of common stock for mineral properties	$ 3,840,500	$ -	$ -
Issuance of common stock for services	5,811,125	90,000	722,500

Supplemental Disclosures:
Interest received	$ 755,620	$ 110,759	$ 9,997
Interest paid	-	-	-
Income taxes paid	-	-	-
The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period from March 1, 2004 (Date of Inception) to June 30, 2011
(Expressed in US Dollars)
							Deficit
							Accumulated
			Additional Accumulated		Common		During the
			Paid-In Comprehensive		Stock	Donated	Exploration
	Shares	Amount	Capital	Income (loss)	Subscribed	Capital	Stage	Total
	#	$		$ $		$ $		$

Balance - March 1, 2004 (Date of Incorporation)	-	-	-	-	-	-	-	-
Issuance of common shares for cash-at $0.01/share	7,500,000	7,500	17,500	-	-	-	-	25,000
Issuance of common shares for cash-at $0.05/share	2,085,000	2,085	32,665	-	-	-	-	34,750
Issuance of common stock for mineral property	7,500,000	7,500	(5,800)	-	-	-	-	1,700
Donated services and expenses	-	-	-	-	-	5,000	-	5,000
Net loss for period	-	-	-	-	-	-	(9,991)	(9,991)

Balance - June 30, 2004	17,085,000	17,085	44,365	-	-	5,000	(9,991)	56,459

Donated services and expenses	-	-	-	-	-	9,000	-	9,000
Net loss for the year	-	-	-	-	-	-	(38,500)	(38,500)

Balance - June 30, 2005	17,085,000	17,085	44,365	-	-	14,000	(48,491)	26,959

Issuance of common shares for cash-at $0.20/share	2,265,000	2,265	448,235	-	-	-	-	450,500
Issuance of shares to exercise stock options	255,000	255	114,495	-	-	-	-	114,750
Issuance of common shares for mineral properties:
-at $0.101/share	300,000	300	30,000	-	-	-	-	30,300
-at $0.85/share	2,000,000	2,000	1,698,000	-	-	-	-	1,700,000
Issuance of common shares for services-at $0.60/share	5,550,000	5,550	3,324,450	-	-	-	-	3,330,000
Common stock subscribed	-	-	-	-	255,000	-	-	255,000
Fair value of warrants issued	-	-	1,925,117	-	-	-	-	1,925,117
Stock-based compensation	-	-	2,228,626	-	-	-	-	2,228,626
Donated services and expenses	-	-	-	-	-	6,750	-	6,750
Net loss for the year	-	-	-	-	-	-	(9,595,317)	(9,595,317)

Balance - June 30, 2006	27,455,000	27,455	9,813,288	-	255,000	20,750	(9,643,808)	472,685

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period from March 1, 2004 (Date of Inception) to June 30, 2011
(Expressed in US Dollars)
Deficit
Accumulated
		Additional Accumulated		Common		During the
		Paid-In Comprehensive		Stock	Donated	Exploration
Shares	Amount	Capital	Income (loss)	Subscribed	Capital	Stage	Total
#	$		$ $		$ $		$
Continued from prior page:
Issuance of common shares for mineral properties
-at $0.82/share	500,000	500	409,500	-	-	-	-	410,000
Cancellation of common stock subscribed	-	-	-	-	(25,000)	-	-	(25,000)
Stock-based compensation	-	-	5,193,315	-	-	-	-	5,193,315
Issuance of common shares for mineral properties
-at $0.69/share	150,000	150	103,350	-	-	-	-	103,500
Issuance of common shares for mineral properties
-at $1.22/share	1,000,000	1,000	1,219,000	-	-	-	-	1,220,000
Fair value of warrants issued	-	-	2,941,961	-	-	-	-	2,941,961
Issuance of common shares for services-at $0.41/share	1,450,000	1,450	596,675	-	-	-	-	598,125
Issuance of shares to exercise stock options	343,119	343	507,157	-	-	-	-	507,500
Private placement common shares subscribed	460,000	460	229,540	-	(230,000)	-	-	-
Issuance of common shares for cash-at $0.50/share	34,600,000	34,600	17,265,400	-	-	-	-	17,300,000
Commission	891,850	891	807,824	-	-	-	-	808,715
Cost of issue	-	-	(3,843,798)	-	-	-	-	(3,843,798)
Net loss for the year	-	-	-	-	-	-	(14,390,122)	(14,390,122)

Balance - June 30, 2007	66,849,969	66,849	35,243,212	-	-	20,750	(24,033,930)	11,296,881

Issuance of shares to exercise of warrants	561,388	561	207,152	-	-	-	-	207,713
Issuance of common shares for mineral properties
-at $0.30/share	1,250,000	1,250	373,750	-	-	-	-	375,000
Fair value of warrants issued	-	-	60,560	-	-	-	-	60,560
Issuance of common shares for services-at $0.20/share	2,975,000	2,975	592,025	-	-	-	-	595,000
Stock-based compensation	-	-	1,827,270	-	-	-	-	1,827,270
Accumulated comprehensive loss	-	-	-	(22,952)	-	-	-	(22,952)
Net loss for the year	-	-	-	-	-	-	(9,202,295)	(9,202,295)

Balance - June 30, 2008	71,636,357	71,635	38,303,969	(22,952)	-	20,750	(33,236,225)	5,137,177

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period from March 1, 2004 (Date of Inception) to June 30, 2011
(Expressed in US Dollars)

							Deficit
							Accumulated
			Additional Accumulated		Common		During the
			Paid-In Comprehensive		Stock	Donated	Exploration
	Shares	Amount	Capital	Income (loss)	Subscribed	Capital	Stage	Total
	#	$		$ $		$ $		$

Continued from prior page:

Balance - June 30, 2008	71,636,357	71,635	38,303,969	(22,952)	-	20,750	(33,236,225)	5,137,177
Issuance of common shares for services-at $0.10/share	2,500,000	2,500	247,500	-	-	-	-	250,000
Issuance of common shares for services-at $0.08/share	1,600,000	1,600	126,400	-	-	-	-	128,000
Issuance of common shares for services-at $0.10/share	6,800,000	6,800	673,200	-	-	-	-	680,000
Commission	408,000	408	(408)	-	-	-	-	-
Stock-based compensation	750,000	750	131,174	-	-	-	-	131,924
Incremental value of stock options on repricing	-	-	128,328	-	-	-	-	128,328
Accumulated comprehensive loss	-	-	-	(26,134)	-	-	-	(26,134)
Net loss for the year	-	-	-	-	-	-	(3,255,471)	(3,255,471)

Balance - June 30, 2009	83,694,357	83,693	39,610,163	(49,086)	-	20,750	(36,491,696)	3,173,824

Issuance of common shares for services-at $0.17/share	2,250,000	2,250	380,250	-	-	-	-	382,500
Stock-based compensation	-	-	2,813,517	-	-	-	-	2,813,517
Issuance of common shares for services-at $0.68/share	500,000	500	339,500	-	-	-	-	340,000
Fair value of warrants issued	-	-	113,125	-	-	-	-	113,125
Cost of issue	-	-	(469,085)	-	-	-	-	(469,085)
Private placement common share subscribed	21,666,667	21,667	6,478,333	-	-	-	-	6,500,000
Commission	400,000	400	(400)	-	-	-	-	-
Issuance of shares to exercise stock options	2,000,000	2,000	298,000	-	-	-	-	300,000
Accumulated comprehensive gain	-	-	-	4,810	-	-	-	4,810
Net loss for the year	-	-	-	-	-	-	(10,708,589)	(10,708,589)

Balance - June 30, 2010	110,511,024	110,510	49,563,403	(44,276)	-	20,750	(47,200,285)	2,450,102

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period from March 1, 2004 (Date of Inception) to June 30, 2011
(Expressed in US Dollars)

							Deficit
							Accumulated
			Additional Accumulated		Common		During the
			Paid-In Comprehensive		Stock	Donated	Exploration
	Shares	Amount	Capital	Income (loss)	Subscribed	Capital	Stage	Total
	#	$		$ $		$ $		$
Continued from prior page:

Private placement common shares subscribed	30,936,654	30,936	13,890,559	-	-	-	-	13,921,495
Fair value of warrants issued	-	-	78,100	-	-	-	-	78,100
Cost of issue	-	-	(742,787)	-	-	-	-	(742,787)
Issuance of common shares for services-at $0.45/share	200,000	200	89,800	-	-	-	-	90,000
Issuance of shares to exercise warrants	4,549,500	4,551	881,950	-	-	-	-	886,501
Stock-based compensation	-	-	237,710	-	-	-	-	237,710
Accumulated comprehensive gain	-	-	-	11,844	-	-	-	11,844
Net loss for the year	-	-	-	-	-	-	(4,873,555)	(4,873,555)

Balance - June 30, 2011	146,197,178	146,197	63,998,735	(32,432)	-	20,750	(52,073,840)	12,059,410

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc. (An Exploration Stage Company) Notes to Consolidated Financial Statements For the year ended June 30, 2011 (Expressed in US Dollars)

1. Exploration Stage Company and Going Concern

Energizer Resources Inc. (formerly Uranium Star Corp.) (the "Company") was incorporated in the State of Nevada, United States of America on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008. The Company is an Exploration Stage Company, as defined by ASC Topic-915, "Development Stage Entities" whose principal business is the acquisition and exploration of mineral resources. During fiscal 2008, the Company incorporated Uranium Star (Mauritius) Ltd., a Mauritius subsidiary and Energizer Resources Madagascar Sarl (formerly Uranium Star Madagascar Sarl), a Madagascar subsidiary. In fiscal 2009, the Company incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl (formerly Uranium Star Minerals Sarl), a Madagascar subsidiary, which holds the Madagascar properties. The Company has not yet fully determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to generate revenue from mining operations or pay dividends and is unlikely to do so in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at June 30, 2011, the Company has accumulated losses of $52,073,840. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies Principals of Consolidation and Basis of Presentation

These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and are expressed in US dollars. These consolidated financial statements include the accounts of Energizer Resources Inc. and its wholly-owned subsidiaries, Uranium Star (Mauritius) Ltd., THB Ventures Ltd, Energizer Resources Madagascar Sarl and Energizer Resources Minerals Sarl. All inter-company balances and transactions have been eliminated on consolidation. The Company's fiscal year end is June 30.

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, management evaluates its judgments and estimates in relation to assets, liabilities, revenue and expenses. Management uses historical experience and other factors it believes to be reasonable as the basis for its judgments and estimates. Actual results could differ from those estimates. The consolidated financial statements include estimates which, by their nature, are uncertain. The impacts of such estimates are pervasive throughout these consolidated financial statements, and may require accounting adjustments based on future occurrences. Revisions to accounting estimates are recognized in the period in which the estimate is revised and the revision affects current and future periods.

Areas where significant estimates and assumptions are used include: the valuation of shares, warrants and stock options issued, the valuation recorded for impairment on property expenditures, the valuation recorded for future income taxes, and the valuation on the balance representing derivatives and dual currency deposits.

Comprehensive Income (Loss)

ASC Topic-220, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income, its components and accumulated balances. As at June 30, 2011, the Company's only component of other comprehensive income is unrealized losses on marketable securities.

Energizer Resources Inc. (An Exploration Stage Company) Notes to Consolidated Financial Statements For the year ended June 30, 2011 (Expressed in US Dollars)

2. Significant Accounting Policies - continued Basic and Diluted Net Income (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC Topic-260, "Earnings per Share". ASC Topic-260 requires presentation of basic and diluted earnings per share (EPS) on the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the "if converted" method for convertible instruments. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Basic and diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti-dilutive.

Cash and Cash Equivalents

Cash and cash equivalents include money market investments that are readily convertible to known amounts of cash and have a original maturity of less than or equal to 90 days. Cash and cash equivalents do not include dual currency deposits which are discussed within the "financial instruments" section of this note.

Marketable Securities

The Company classifies and accounts for debt and equity securities in accordance with ASC Topic-320, "Accounting for Certain Investments in Debt and Equity Securities". The Company has classified all of its marketable securities as available for sale, thus securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, are included as a separate component of stockholders’ equity, “Accumulated Comprehensive Loss.”

Equipment

Exploration equipment is stated at cost, less accumulated depreciation, and consists of exploration equipment. Depreciation is computed on a straight-line basis over 5 years.

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

When it has been determined that a mineral property can be economically developed as a result of establishing probable and proven reserves, the costs then incurred to develop such property will be capitalized. Such costs will be amortized using the units of production method over the estimated life of the probable reserve. If the properties are abandoned or the carrying value is determined to be in excess of possible future recoverable amounts the Company will write off the appropriate amount.

Energizer Resources Inc. (An Exploration Stage Company) Notes to Consolidated Financial Statements For the year ended June 30, 2011 (Expressed in US Dollars)

2. Significant Accounting Policies - continued

Foreign Currency Translation

The Company's functional and reporting currency is United States Dollars. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC Topic-830, "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the consolidated statement of operations.

Stock-Based Compensation

The Company has a stock option plan as described in note 8. All stock-based awards granted, including those granted to directors not acting in their capacity as directors, are accounted for using the fair value based method. The fair value of stock options granted is recognized as an expense within the income statement and a corresponding increase in shareholder equity. Any consideration paid by eligible participants on the exercise of stock options is credited to capital stock. The additional paid in capital amount associated with stock options is transferred to capital stock upon exercise.

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

Management does not believe unrecognized tax benefits will significantly change within one year of the balance sheet date. Interest and penalties related to income tax matters are recognized in income tax expense. As of June 30, 2011, there was no accrued interest or penalties related to uncertain tax positions.

Long Lived Assets

In accordance with the ASC Topic-360, "Accounting for Impairment or Disposal of Long Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Government grants

The Company makes periodic applications for financial assistance under available government incentive programs and tax credits related to the mineral property expenditures. The Company recognizes government assistance on an accrual basis when all requirements to earn the assistance have been completed and receipt is reasonably assured. Government grants are recognized on the balance sheet under tax credits recoverable and accrued as a reduction of mineral exploration expenses. Government grants relating to mineral expenditures are reflected as a reduction of the cost of the property. Government grants relating to operating expenses are reflected as a reduction of the expense.

Energizer Resources Inc. (An Exploration Stage Company) Notes to Consolidated Financial Statements For the year ended June 30, 2011 (Expressed in US Dollars)

2. Significant Accounting Policies - continued Financial Instruments

The fair value of cash and cash equivalents, amounts receivable, marketable securities, dual currency deposits and accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's exploration operations are primarily in Madagascar but also in Canada, which result in exposure to market risks from changes in foreign currency rates. Financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.

Fair Value of Financial Instruments Hierarchy

ASC Topic–820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 includes marketable securities such as listed equities and U.S. government treasury securities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using industry-standard models or other valuation methodologies. These models consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, current market and contractual prices for the underlying instruments as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include over the counter forwards, options and repurchase agreements.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers' needs. At each balance sheet date, the Company performs an analysis of all instruments subject to ASC Topic–820 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

As of June 30, 2011, the marketable securities that the Company held were Level 1 and the dual currency deposits were Level 2 within the fair value hierarchy.

Subsequent Events

The Company adopted ASC Topic-855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of this standard did not have a material impact on these consolidated financial statements.

Energizer Resources Inc. (An Exploration Stage Company) Notes to Consolidated Financial Statements For the year ended June 30, 2011 (Expressed in US Dollars)

3. Recent Accounting Pronouncements Affecting The Company

The following are recent accounting pronouncements which may have an impact on the Company's future financial statements. FASB has issued the following pronouncements:

  “Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency Market in Which the Underlying Equity Security Traded” (“ASU 2010-13”) was issued during April 2010. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU
  2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or afterJuly 1, 2011.
  "Intangibles - Goodwill and Other (Topic 350): When to perform Step 2 of Goodwill Impairment Test for Reporting Units With Zero or Negative Carrying Amounts" ("ASU 2010-28") was issued during December 2010. ASU 2010-28 provides guidance on the two-step test for goodwill impairment. When testing for goodwill impairment, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). ASU 2010-28 addresses questions about entities with reporting units with zero or negative carrying amounts.
  "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations" ("ASU 2010-29") was issued during December 2010. ASU 2010-29 addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.
  "Fair value measurement (Topic ): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs: ("ASU 2011-04") was issued during May 2011. ASU
  2011-04 is a collaboration between FASB and the International Accounting Standards Board to developcommon requirements for measuring fair value and for disclosing information about fair valuemeasurements in accordance with US GAAP and International Financial Reporting Standards (IFRSs).ASU 2011-04 explains how to measure fair value. It does not require additional fair value measurementsand is not intended to establish valuation standards or affect valuation practices outside of financialreporting.

The Company is currently evaluating the impact, if any, that the items noted above will have on its consolidated financial statements.

4. Dual Currency Deposits

On June 30, 2011, the Company held a total of $8,000,000 (2010: $Nil) with a Canadian bank in two short term dual currency deposits ("DCD"), each representing $4,000,000. Both DCD's matured during July 2011. The Company contracted to a strike rate in Canadian dollars at the inception of the contract. On the day of maturity, if the spot rate is greater than the contracted strike rate, the Company will receive its money in Canadian dollars. Conversely if the spot rate is less than the contracted strike rate, the Company will receive its money in US dollars. The Company uses this form of deposit to increase the interest rate, and hence its return, on its deposits and because it makes payments to vendors in both US dollars and Canadian dollars. Because of this, the Company is somewhat indifferent as to whether the deposit is returned in Canadian dollars or US dollars. This investment poses a greater risk when compared to investing excess cash in liquid and low risk money market deposits due to the fact that the movement in the underlying foreign exchange rates is uncertain. The following is a summary of the DCD held at year end:

	Notional	Strike	Time to	Fair
	Amount ($)	Price ($)	Maturity	Value ($)	Presentation
USD/CAD DCD	USD 4,014,667	0.9895 USD	5 days	$4,458	Current Liabilities
USD/CAD DCD	USD 4,021,511	0.9945 USD	17 days	$8,161	Current Liabilities
The notional amount above includes interest accrued up to the date of the balance sheet.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the year ended June 30, 2011
(Expressed in US Dollars)

5.	Equipment
			June 30, 2011	June 30, 2010
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
Exploration equipment	$ 44,445	$ 37,778	$ 6,667	$ 15,556

6.	Related Party Transactions and Balances

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making operating and financial decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. Related party transactions that are in the normal course of business and have commercial substance are measured at the exchange amount.

The following are the related party transactions for the year ended June 30, 2011:

a)	The Company incurred a total of $59,410 (June 30, 2010: $59,335) in office administration and rent expense from a company related by common management.

b)	During the year a total of 1,100,000 (June 30, 2010: 5,585,000) stock options valued at $237,710 (June 30, 2010: $2,499,136) were issued to directors, officers and relatives of directors (Note 9).

c)	A total of Nil (June 30, 2010: 2,125,000) shares were issued to directors, officers and relatives of directors for services at a fair value of $Nil (June 30, 2010: $361,250). A further, Nil (June 30, 2010: 250,000) share purchase warrants were issued to a director valued at $Nil (June 30, 2010: $113,125) and are exercisable at $0.58 per share for a period of two years from the date of issuance.

d)	The Company incurred $821,338 (June 30, 2010: $481,629) in administrative, management and consulting fees to directors, officers and relatives of directors.

The following are the related party balances as of June 30, 2011:

a)	Included in accounts payable and accrued liabilities is $168,000 (June 30, 2010: $30,000) due to related parties.

Energizer Resources Inc. (An Exploration Stage Company) Notes to Consolidated Financial Statements For the year ended June 30, 2011 (Expressed in US Dollars)

7. Mineral Properties

Green Giant Property, Madagascar, Africa

On August 22, 2007, the Company entered into a joint venture agreement with Madagascar Minerals and Resources Sarl ("MMR"), a Madagascar incorporated company. The joint venture was established with the Company owning a 75% undivided interest and MMR owning the remaining 25% interest in the Green Giant Property. In order to acquire the 75% interest, the Company paid a total of $765,000, issued 1,250,000 common shares and 500,000 now expired share purchase warrants. On December 10, 2007, the Company issued 1,250,000 common shares valued at $375,000 and 500,000 now expired share purchase warrants. As the Company has not yet determined whether the property has probable or proven reserves, the Company recognized an impairment loss totaling $1,200,560 which represented the total cash paid and the value of common shares and share purchase warrants issued.

The properties in the joint venture are comprised of mineral permits consisting of 36 "squares" with each square representing approximately 6.25 square kilometres. The properties are located in the District of Toliara and are referenced as TN 12306, P(R); TN 12814, P(R); TN 12887 P(R); TN 12888 P(R); TN 13020 P(R); TN 13021 P(R) as issued by the Bureau de Cadastre Minier de Madagascar ("BCMM") pursuant to the Mining Code 1999 (as amended) and its implementing decrees.

On July 9, 2009, the Company entered into an agreement with MMR to acquire the remaining 25% interest for $100,000 and terminated the joint venture with MMR. MMR retains a 2% net smelter return (“NSR”). The NSR on this 25% interest portion can be acquired by the Company for $500,000 in cash or common shares for the first 1% and at a price of $1,000,000 in cash or common shares for the second 1% at the Company's option.

Sagar Property - Romanet Horst, Labrador Trough, Quebec, Canada

On May 2, 2006, the Company signed a letter of intent with Virginia Mines Inc. ("Virginia") for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada. Virginia had the right and option to sell the remaining 25% interest in the property. This agreement was subject to a 2% NSR. Virginia had previously acquired a 100% interest in the property, subject to a 1% NSR on certain claims, and a 0.5% NSR on other claims. Virginia has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000. In order to exercise its option, the Company issued 2,000,000 common shares, 2,000,000 now expired share purchase warrants and incurred exploration expenditures greater than $2,000,000 on the property before September 1, 2008.

Further, on February 28, 2007 Virginia exercised its option to sell its remaining 25% interest on the property to the Company for 1,000,000 common shares valued at $1,219,000 and 1,000,000 now expired share purchase warrants. As a result of these agreements, the Company now owns a 100% interest in this property.

On August 15, 2006, the Company acquired 19 mineral claims contiguous to the Sagar property by paying $5,385, issuing 150,000 common shares valued at $103,500 and 75,000 now expired share purchase warrants.

Energizer Resources Inc. (An Exploration Stage Company) Notes to Consolidated Financial Statements For the year ended June 30, 2011 (Expressed in US Dollars)

8. Common Stock
a)	On August 17, 2009, the Company issued 2,250,000 shares of common stock to directors, officers and consultants as compensation for services rendered at a fair value of $382,500. The shares were valued at $0.17 per share.

b)	On October 5, 2009, the Company issued 500,000 shares of common stock valued at $340,000, and 250,000 share purchase warrants valued at $113,125 to a director. The prevailing market price on the date of issuance was $0.68. The share purchase warrants issued are exercisable at $0.58 per share for a period of two years from date of issuance. The warrants were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate – 2.25%; expected volatility – 172%; dividend yield – NIL; and expected life – 2 years.

c)	On March 15, 2010, the Company closed a private placement of 21,666,667 units for gross proceeds of $6,500,000 (the “2010 Offering”). Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder the right to purchase one common share at an exercise price of $0.50 for a period of three years following the later of March 15, 2010 or the date of listing on the TSX-V (May 5, 2010). The expiry of the warrants may be accelerated by the Company if the shares of common stock trade at a price greater than $0.75 at any time after 9 months from March 15, 2010 for a period of 21 consecutive days on the OTC Bulletin Board ("OTCBB") or the TSX-V, provided that the Company has filed, and had declared effective, the Registration Statement (as defined below).

The units were issued together with listing and filing rights, which rights could have been converted into an escalating number of shares of common stock if the Company did not complete its TSX-V listing or file a resale registration statement for the securities issued in connection with the 2010 Offering (the “Registration Statement”) by certain specific dates. The Company was listed on the TSX-V on May 5, 2010 and its Registration Statement was declared effective by the Securities Exchange Commission on November 10, 2010. Therefore the rights have expired.

As consideration for their services in connection with the brokered offerings, two agents ( “Agents”) were (i) paid a cash commission of 6% of the gross proceeds of the brokered offerings, (ii) issued 870,000 Class A broker warrants, and (iii) issued 870,000 Class B broker warrants. Each Class A broker warrant entitles the holder to acquire one common share at an exercise price of US$0.30 until March 15, 2012. Each Class B broker warrant entitles the holder to acquire one common share at an exercise price of US$0.50 at any time after a corresponding number of Class A broker warrants have been exercised by the Agent and on or before May 5, 2013.

In addition, an Agent was issued 400,000 shares of common stock and 400,000 Class C broker warrants for certain advisory services in connection with the brokered offerings. Each Class C broker warrant entitles the holder to acquire one common share at an exercise price of US$0.30 until March 15, 2013.

d)	On March 31, 2010, 2,000,000 stock options were exercised for gross proceeds of $300,000.

Energizer Resources Inc. (An Exploration Stage Company) Notes to Consolidated Financial Statements For the year ended June 30, 2011 (Expressed in US Dollars)

8. Common Stock - continued
e)	On May 5, 2010, the common stock of the Company commenced trading on the TSX-V. A total of 12,060,000 common shares, 4,435,000 warrants and 3,025,000 stock options controlled by “Principals” (as defined in the Corporate Finance Manual of the TSX-V) and certain non-Principals are subject to TSX-V surplus escrow requirements applicable to a “Tier 2 Issuer” and will be released from escrow as follows: 5% of the original number of escrowed stock at the time of listing, 5% of the original number of escrowed securities 6 months after the listing date (November 4, 2010), 10% of the original number of escrowed securities 12 months after the listing date (May 4, 2010), 10% of the original number of escrowed securities 18 months after the listing date (November 4, 2011), 15% of the original number of escrowed securities 24 months after the listing date (May 4, 2012), 15% of the original number of escrowed securities 30 months after the listing date (November 4, 2012) and 40% of the original number of escrowed securities 36 months after the listing date (May 4, 2013).

On June 16, 2011, the Company graduated to the Toronto Stock Exchange ("TSX"). The Company's ticker symbol "EGZ" remains the same. As a result of this graduation, the escrowed shares release dates have been revised. There was no effect for the 20% of the Company's escrowed shares released up to June 16, 2011. Upon commencement of trading on the TSX, 40% of the original number of escrowed securities were released. The remaining and final 40% of the escrowed securities will be released on November 4, 2011.

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

The share purchase warrants were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate – 1.54%; expected volatility – 172%; dividend yield – NIL; and expected life – 4 years.

h)	On October 20, 2010 the Company cancelled 590,000 stock options to directors, officers and consultants of the Company.

i)	On October 21, 2010, the Company issued 1,100,000 stock options to a director of the Company valued at $237,710. The stock options, which vested immediately, were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate – 1.54%; expected volatility – 172%; dividend yield – NIL; and expected life – 4 years.

j)	On December 17, 2010 the Company issued 200,000 shares of common stock valued at $90,000 pursuant to a contract with a party to provide advisory services in China.

k)	During January and February 2011, the Company closed a private placement of 30,936,654 units for gross proceeds of $13,921,495. Each unit consisted of one common share and one half of one common share purchase warrant. Each of the 15,468,327 warrants issued entitles the holder the right to purchase one common share at an exercise price of $0.75 for a period of two years from the date of issue. In connection with the private placement, the Company paid finders’ fees consisting of a cash fee of 6% to certain eligible finders totaling $704,115, TSX-V fees totaling $38,411 and compensation warrants equal to 6% of the eligible units sold totaling 1,564,700. Each full compensation warrant entitles the holder to acquire one unit of the Company at $0.45 per unit and expire on February 25, 2013.

l)	During the year ended June 30, 2011, the Company issued a total of 4,549,500 shares of common stock for consideration of $881,950. This common stock was issued pursuant to the exercise of several share purchase warrants.

Energizer Resources Inc. (An Exploration Stage Company) Notes to Consolidated Financial Statements For the year ended June 30, 2011 (Expressed in US Dollars) 9. Stock Options

On March 8, 2006, the Company filed a Form S-8 Registration Statement in connection with its adopted 2006 Stock Option Plan ("the "2006 Plan") allowing for the direct award of stock or granting of stock options to acquire up to a total of 2,000,000 shares of common stock. During December 2006, February 2007, September 2009, September 2010 and April 2011, the Stock Option Plan was amended to increase the stock option pool by an additional 20,000,000 common stock.

The following table summarizes the continuity of the Company's stock options:

	Number	Weighted-Average
	of Options	Exercise Price ($)

Outstanding and exercisable, June 30, 2009	7,630,000	0.15
Granted	8,505,000	0.40
Exercised	(2,000,000)	0.15
Expired / Cancelled	(515,000)	0.42

Outstanding and exercisable, June 30, 2010	13,620,000	0.30
Granted	1,100,000	0.25
Expired / Cancelled	(590,000)	0.57
Outstanding and exercisable, June 30, 2011	14,130,000	0.29

Additional information regarding options outstanding and exercisable as at June 30, 2011 is as follows:

Exercise	Number of	Expiry
Price ($)	Stock Options	Date
0.15	365,000	July 28, 2011
0.15	650,000	November 26, 2011
0.15	1,920,000	March 4, 2012
0.15	2,695,000	July 11, 2012
0.35	750,000	September 2, 2013
0.40	6,650,000	May 11, 2014
0.25	1,100,000	October 21, 2014

0.28	14,130,000

The following were the Black-Scholes pricing model assumptions used to value the stock options issued:

	June 30, 2011	June 30, 2010

Risk-free interest rate	1.84%	2.25% - 2.75%
Expected dividend yield	0.00%	0.00%
Expected volatility	172%	147% - 158%
Expected option life (in years)	4.00	4.00

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the year ended June 30, 2011
(Expressed in US Dollars)

10.	Warrants

The following table summarizes the continuity of the Company's warrants:
	Number	Exercise
	of Warrants	Price ($)

Outstanding, June 30, 2009	8,408,000	0.23
Granted	24,056,667	0.49
Exercised	(575,000)	1.00
Outstanding, June 30, 2010	31,889,667	0.41
Granted	17,737,028	0.20
Exercised	(4,549,500)	0.30
Expired / Cancelled	(511,500)	0.20
Outstanding, June 30, 2011	44,565,695	0.55

At June 30, 2011, the following share purchase warrants were outstanding:

Exercise	Number of	Expiry
Price ($)	Warrants	Date
0.58	250,000	September 29, 2011
0.30	696,000	March 15, 2012
0.75	15,468,328	January 28, 2013 - February 25, 2013
0.45	1,564,700	February 25, 2013
0.50	870,000	March 15, 2013
0.30	400,000	March 15, 2013
0.15	3,650,000	April 26, 2013
0.50	21,666,667	May 5, 2013

	44,565,695

The following were the Black-Scholes pricing model assumptions used to value the warrants issued:

	June 30, 2011	June 30, 2010

Risk-free interest rate	1.54%	2.25%
Expected dividend yield	0.00%	0.00%
Expected volatility	172%	172%
Expected option life (in years)	2.00	2.00

Energizer Resources Inc. (An Exploration Stage Company) Notes to Consolidated Financial Statements For the year ended June 30, 2011 (Expressed in US Dollars) 11. Income Taxes

The following table reconciles the expected income tax recovery at the Canadian Federal and Provincial statutory tax rate of 29.3% (2009: 32.5%) to the amount recognized in the Statement of Operations:

	June 30, 2011	June 30, 2010

Net loss	$ (4,873,555)	$ (10,708,589)

Expected tax recovery	$ (1,427,952)	$ (3,480,291)
Permanent differences	615,830	2,396,134
Tax rate changes and other adjustments	59,674	682,087
Increase in valuation allowance	852,930	567,783
Share issue costs	(217,637)	(165,713)
Expiry of non capital losses	117,155	-

Income tax recovery reflected in the Statement of Operations	$ -	$ -

The Company's income tax (recovery) is allocated as follows:
Current tax expense	$ -	$ -
Future tax recovery	$ -	$ -

The Company’s future income tax assets and liabilities as at June 30, 2011 and June 30, 2010 are as follows:

	June 30, 2011	June 30, 2010

Non-capital losses	$ 1,952,256	$ 1,264,819
Undeducted share issue costs	235,277	147,587
Marketable securities	3,706	5,187
Undeducted resource and other tax pools	1,103,691	1,024,373

	3,294,930	2,441,966
Less: valuation allowance	(3,294,930)	(2,441,966)

Net future income tax (liability) asset	$ -	$ -

At June 30, 2011, the Company had non capital losses of approximately $15,556,530 available to offset future taxable income. These losses expire as follows:

2012	$ 1,714,818
2013	2,886,412
2014	3,146,277
2027	1,124,081
2028	1,089,979
2029	1,102,306
2030	1,864,839
2031	2,627,818
$ 15,556,530

Energizer Resources Inc. (An Exploration Stage Company) Notes to Consolidated Financial Statements For the year ended June 30, 2011 (Expressed in US Dollars)

12. Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common stock outstanding. Diluted EPS and the weighted average number of shares of common stock exclude all potentially dilutive shares since their effect is anti-dilutive. As at June 30, 2011, there were a total of 58,695,695 (June 30, 2010: 45,509,667) potentially dilutive stock options and warrants outstanding.

13. Subsequent Event

Stock Options

On July 1, 2011 the Company issued a total of 5,175,000 stock options to directors, officers and consultants. These stock options will expire on July 1, 2016 and have an exercise price of $0.30 per share.

Consent of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Energizer Resources Inc.

We hereby provide our consent to the incorporation by reference, in this Annual Report on Form 10-K of Energizer Resources Inc. of our report dated September 21, 2011 relating to the consolidated financial statements of Energizer Resources Inc. for the period from July 1, 2010 through June 30, 2011.

Signed:  “MSCM LLP”

Chartered Accountants

Licensed Public Accountants

Toronto, Ontario

September 27, 2011

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

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

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

Dated:   September 26, 2011

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

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

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

Dated:   September 26, 2011

   /s/ Richard E. Schler

Richard E. Schler, Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the annual report of Energizer Resources Inc. (the "Company") on Form 10-K for the period ending June 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J A Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  September 26, 2011

/s/ J A Kirk McKinnon

J A Kirk McKinnon, Chief Executive Officer

Exhibit 32.2

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the annual report of Energizer Resources Inc. (the "Company") on Form 10-K for the period ending June 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard E. Schler, Chief Financial Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  September 26, 2011

   /s/ Richard E. Schler

Richard E. Schler, Chief Financial Officer