Form 10-Q
period 2011-09-30
Energizer Resources, Inc.
filed 2011-11-14
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51151

ENERGIZER RESOURCES INC.
 (Name of registrant in its charter)

Minnesota	20-0803515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 – 141 Adelaide Street West, Toronto, Ontario M5H 3L5
(Address of principal executive offices)
_______________________

(416) 364-4911
(Issuer’s telephone number)
_______________________
Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $0.001 par value per share
(Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of November 10, 2011, there were 146,197,178 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes  ☐    No   ☒

Energizer Resources Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited) including:	3
	Consolidated Balance Sheets
	Consolidated Statements of Operations and Comprehensive Loss
	Consolidated Statements of Cash Flows
	Notes to the Consolidated Financial Statements
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	16
Item 3	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1a	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Removed and Reserved	45
Item 5	Other information	45
Item 6.	Exhibits	45

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART 1

FINANCIAL INFORMATION
As used in this annual report, “we”, “us”, “our”, “Energizer Resources”, “Energizer”, “Company” or “our company” refers to Energizer Resources Inc. and all of its subsidiaries.

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General
The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending June 30, 2012.

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “CAD$” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the noon exchange rate as reported by the Bank of Canada on the applicable date.

ENERGIZER RESOURCES INC.
(An Exploration Stage Company)

Consolidated Interim Financial Statements

For the three month period ended September 30, 2011

(Expressed in US Dollars)

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	September 30, 2011 (Unaudited)	June 30, 2011 (Audited)

Assets
Current Assets:
Cash and cash equivalents (note 5)	$4,771,586	$4,536,275
Dual currency deposits (note 5)	5,946,086	8,031,076
Amounts receivable and prepaid expenses	127,752	135,392
Marketable securities	30,020	40,403
Tax credits recoverable	11,157	12,073

Total current assets	10,886,601	12,755,219
Equipment (note 4)	4,445	6,667

Total assets	$10,891,046	$12,761,886

Liabilities and Stockholders’ Equity

Liabilities
Current Liabilities:
Accounts payable and accrued liabilities (note 6)	$643,348	$689,857
Derivative liability (note 5)	31,078	12,619

Total liabilities	674,426	702,476

Stockholders’ Equity
Common stock, 350,000,000 shares authorized, $0.001 par value, 146,197,178 issued and outstanding (June 30, 2011 - 146,197,178) (note 8)	146,197	146,197
Additional paid in capital	65,363,383	63,998,735
Donated capital	20,750	20,750
Accumulated comprehensive loss	(42,814)	(32,432)
Accumulated deficit during exploration stage	(55,270,896)	(52,073,840)

Total stockholders’ equity	10,216,620	12,059,410

Total liabilities and stockholders’ equity	$10,891,046	$12,761,886

The accompanying notes are an integral part of these consolidated interim financial statements.

Going concern (note 1)

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)

	March 1, 2004 (date of inception) to	For the three months ended September 30,
	September 30, 2011	2011	2010

Revenues	$-	$-	$-

Expenses
Mineral exploration expense (note 7)	19,644,333	976,377	816,884
General and administrative (note 6)	5,402,406	363,622	266,726
Professional and consulting fees	4,014,728	316,533	277,802
Stock-based compensation (note 6, 8 and 9)	20,402,211	1,364,648	—
Impairment loss on mineral properties	7,588,508	—	—
Foreign currency translation loss (gain)	(764,196)	207,499	(36,039)
Donated services and expenses	18,750	—	—
Depreciation	57,474	2,222	2,222
Total expenses	56,364,214	3,230,901	1,327,595

Net loss from operations	(56,364,214)	(3,230,901)	(1,327,595)

Other Income:
Investment income	789,465	33,845	16
Other income	303,853	—	—

Net loss	(55,270,896)	(3,197,056)	(1,327,579)
Unrealized (loss) gain from investments in
marketable securities	(48,658)	(10,382)	10,106

Comprehensive loss	$(55,319,554)	$(3,207,438)	$(1,317,473)

Net loss per share - basic and diluted (note 11)	$	$(0.02)	(0.01)

Weighted average shares outstanding - basic and diluted		146,197,178	110,511,024

The accompanying notes are an integral part of these consolidated interim financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Interim Statements of Cash Flows
(Expressed in US Dollars)

	March 1, 2004 (date of inception) to	For the three months ended September 30,
	September 30, 2011	2011	2010
Operating Activities
Net loss	$(55,270,896)	$(3,197,056)	$(1,327,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	57,474	2,222	2,222
Donated services and expenses	20,750	—	—
Non-cash proceeds received	(74,000)	—	—
Dual currency deposits	112,566	131,022	—
Impairment loss on mineral properties	7,588,508	—	—
Stock-based compensation	20,402,211	1,364,648
Issuance of shares and warrants for services rendered	168,100	—	78,100
Change in operating assets and liabilities:
Amounts receivable and prepaid expenses	(127,752)	7,640	40,199
Accounts payable and accrued liabilities	644,174	(46,509)	(18,298)
Taxes recoverable	(256,342)	917	5,648
Non-cash portion of marketable securities	337	—	(8,513)
Government grants received	245,186	—	—

Net cash used in operating activities	(26,489,684)	(1,737,116)	(1,228,221)

Financing Activities
Proceeds from issuance of common stock, net	37,464,105	—	—
Exercise of warrants	886,500	—	—

Net cash provided by financing activities	38,350,605	—	—

Investing Activities
Mineral property acquisition costs	(999,844)	—	—
Purchase of property and equipment	(61,918)	—	—
Investment in dual currency deposits	(22,070,500)	(14,070,500)	-
Redemption of dual currency deposits	16,042,927	16,042,927	-

Net cash provided by (used in) investing activities	(7,089,335)	1,972,427	—

Increase (decrease) in cash and cash equivalents	4,771,586	235,311	(1,228,221)
Cash and cash equivalents - beginning of period	—	4,536,275	2,505,480

Cash and cash equivalents - end of period	$4,771,586	$4,771,586	$1,277,259

Non-cash investing and financing activities:
Issuance of common stock for mineral properties	$3,840,500	$—	$—
Issuance of common stock for services	5,811,125	—	—

Supplemental Disclosures:
Interest received	$789,466	$149,968	$—
Interest paid	—	—	—
Income taxes paid	—	—	—

The accompanying notes are an integral part of these consolidated interim inancial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
For the three month period ended September 30, 2011
(Expressed in US Dollars)

1. Exploration Stage Company and Going Concern

Energizer Resources Inc. (the "Company") was incorporated in the State of Nevada, United States of America on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008.  The Company is an Exploration Stage Company, as defined by ASC Topic-915, "Development Stage Entities".  The Company's principal business is the acquisition and exploration of mineral resources.  During fiscal 2008, the Company incorporated Energizer Resources (Mauritius) Ltd (formerly Uranium Star (Mauritius) Ltd.), a Mauritius subsidiary and Energizer Resources Madagascar Sarl, a Madagascar subsidiary.  During fiscal 2009, the Company incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl, a Madagascar subsidiary, which holds the Madagascar properties.  The Company has not yet fully determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has yet to generate revenue from mining operations or pay dividends and is unlikely to do so in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As at September 30, 2011, the Company has accumulated losses of $55,270,896.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  These consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  Significant Accounting Policies

Principals of Consolidation and Basis of Presentation
These consolidated interim financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and are expressed in US dollars.   These consolidated interim financial statements include the accounts of Energizer Resources Inc. and its wholly‑owned subsidiaries, Energizer Resources (Mauritius) Ltd., THB Ventures Ltd, Energizer Resources Madagascar Sarl and Energizer Resources Minerals Sarl.  All inter‑company balances and transactions have been eliminated on consolidation.  The Company's fiscal year end is June 30.

Consolidated Interim Financial Statements
These unaudited consolidated interim financial statements have been prepared on the same basis as the annual financial statements and should be read in conjunction with those annual financial statements filed on Form 10-K for the year ended June 30, 2011.  In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
For the three month period ended September 30, 2011
(Expressed in US Dollars)

2. Significant Accounting Policies

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.  Level 2 includes those financial instruments that are valued using industry☐standard models or other valuation methodologies.  These models consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, current market and contractual prices for the underlying instruments as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.  Instruments in this category include over the counter forwards, options and repurchase agreements.

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

As of September 30, 2011, cash and cash equivalents and marketable securities that the Company held were Level 1 and the dual currency deposits (note 5) were Level 2 within the fair value hierarchy.

3. Recent Accounting Pronouncements Affecting The Company

The following are recent accounting pronouncements which may have an impact on the Company's future consolidated financial statements.  FASB has issued the following pronouncements:

•
“Fair value measurement (Topic 802): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs:  (“ASU 2011_04”) was issued during May 2011.  ASU 2011_04 is a collaboration between FASB and the International Accounting Standards Board to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards (IFRSs). ASU 2011_04 explains how to measure fair value. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. In May 2011, the FASB issued further guidance on fair value measurements and disclosures which requires the categorization by level for items that are only required to be disclosed at fair value and information about transfers between Level 1 and Level 2. In addition, the update provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The guidance requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance is effective for interim and annual periods beginning after December 15, 2011.

•
“Comprehensive Income (Topic 220): Presentation of Comprehensive Income”: (“ASU 2011_05”) was issued during June 2011. FASB issued guidance regarding the presentation of Comprehensive Income within financial statements. The guidance is effective for interim and annual periods beginning after December 15, 2011.

The Company is evaluating the impact, if any, these pronouncements will have on its consolidated financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
For the three month period ended September 30, 2011
(Expressed in US Dollars)

4. Equipment

	Cost	Accumulated Depreciation	September 30, 2011 Net Book Value	June 30, 2011 Net Book Value

Exploration equipment	$44,445	$40,000	$4,445	$6,667

5. Dual Currency Deposits

The Company invests in dual currency deposits ("DCD").  As of September 30, 2011 there were two outstanding DCD's.  One was contracted with a base currency of Canadian dollars while the other was contracted with a base currency of US dollars.  The Company contracted to a strike rate in the Canadian dollars at the inception of the contract.  On the day of maturity, if the spot rate is greater than the contracted strike rate, the Company will receive Canadian dollars.  Conversely if the spot rate is less than the contracted strike rate, the Company will receive its money in US dollars.  The Company uses this form of deposit to increase the interest rate, and hence its return, on its deposits and because it makes payments to vendors in both US dollars and Canadian dollars.  Because of this, the Company is somewhat indifferent as to whether the deposit is returned in Canadian dollars or US dollars.  This investment poses a greater risk when compared to investing excess cash in liquid and low risk money market deposits due to the fact that the movement in the underlying foreign exchange rates is uncertain.  The following is a summary of the DCD held at September 30, 2011:

	Notional Amount ($)	Strike Price ($)	Time to Maturity	Fair Value ($)		Presentation

USD/CAD DCD	USD $3,039,822	1.0383 CAD per USD	26 days		$31,078	Current Liabilities
CAD/USD DCD	CAD $3,014,778	0.9650 CAD per USD	0 days	$	nil	Current Liabilities

The notional amount above includes interest accrued up to the date of the balance sheet.  The CAD/USD DCD noted above settled on September 30, 2011 however as per the contract the Company did not receive the cash until October 2011.

6. Related Party Transactions and Balances

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making operating and financial decisions. Parties are also considered to be related if they are subject to common control or common significant influence.  Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. Related party transactions that are in the normal course of business and have commercial substance are measured at the exchange amount. The following are the related party transactions for the three month period ended September 30, 2011:

a)	The Company incurred a total of $15,000 (September 30, 2010: $13,960) in office administration and rent expense from a company related by common management.
b)	3,000,000 (September 30, 2010: Nil) stock options valued at $791,100 (September 30, 2010: $Nil) were issued to directors, officers and relatives of directors (Note 9).
c)	The Company incurred $239,281 (September 30, 2010: $171,254) in administrative, management and consulting fees to directors, officers and relatives of directors.

The following are the related party balances as of September 30, 2011:
a)	Included in accounts payable and accrued liabilities is $233,000 (June 30, 2011: $168,000) due to related parties.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
For the three month period ended September 30, 2011
(Expressed in US Dollars)

7. Mineral Properties

Green Giant Property, Madagascar, Africa
On August 22, 2007, the Company entered into a joint venture agreement with Madagascar Minerals and Resources Sarl ("MMR"), a Madagascar incorporated company.  The joint venture was established with the Company owning a 75% interest and MMR owning a 25% interest in the Green Giant Property.  In order to acquire the 75% interest, the Company paid a total of $765,000, issued 1,250,000 common shares and 500,000 now expired share purchase warrants.  Further, on December 10, 2007, the Company issued 1,250,000 common shares valued at $375,000 and 500,000 now expired share purchase warrants.  As it has not yet determined whether the property has probable or proven reserves, during fiscal 2008 the Company recognized an impairment loss totaling $1,200,560 which represented the total cash paid and the value of common shares and share purchase warrants issued.

On July 9, 2009, the Company entered into an agreement with MMR to acquire the remaining 25% interest for $100,000.  At this point the joint venture with MMR was terminated.  MMR retains a 2% net smelter return (“NSR”).  The NSR on this 25% portion can be acquired by the Company for $500,000 in cash or common shares for the first 1% and at a price of $1,000,000 in cash or common shares for the second 1% at the Company's option.

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

The Company has incurred exploration expenditures of $7,363,663 as at September 30, 2011.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
For the three month period ended September 30, 2011
(Expressed in US Dollars)

8. Common Stock

a)
On July 2, 2010, the Company issued 500,000 common share purchase warrants to a party who assisted the Company in listing its common stock on the TSX Venture Exchange. These warrants were valued at $78,100. The share purchase warrants were valued using the Black_Scholes pricing model with the following assumptions:  risk free interest rate – 1.54%; expected volatility – 172%; dividend yield – NIL; and expected life – 4 years.

b)	On October 20, 2010 the Company cancelled 590,000 stock options to directors, officers and consultants of the Company.

c)
On October 21, 2010, the Company issued 1,100,000 stock options to a director of the Company valued at $237,710. The stock options, which vested immediately, were valued using the Black_Scholes pricing model with the following assumptions: risk free interest rate – 1.54%; expected volatility – 172%; dividend yield – NIL; and expected life – 4 years.

d)	On December 17, 2010 the Company issued 200,000 shares of common stock valued at $90,000 pursuant to a contract with a party to provide advisory services in China.

e)
During January and February 2011, the Company closed a private placement of 30,936,654 units for gross proceeds of$13,921,495. Each unit consisted of one common share and one half of one common share purchase warrant. Each of the15,468,327 warrants issued entitles the holder the right to purchase one common share at an exercise price of $0.75 for aperiod of two years from the date of issue.  In connection with the private placement, the Company paid finders’ fees consisting of a cash fee of 6% to certain eligible finders totaling $704,115, TSX_V fees totaling $38,411 and compensation warrants equal to 6% of the eligible units sold totaling 1,564,700. Each full compensation warrant entitles the holder to acquire one unit of the Company at $0.45 per unit and expire on February 25, 2013.

f)
During the year ended June 30, 2011, the Company issued a total of 4,549,500 shares of common stock for consideration of $881,950. This common stock was issued pursuant to the exercise of several share purchase warrants.

g)
On July 1, 2011, the Company issued 5,175,000 stock options to directors, officers and consultants of the Company valued at $1,364,648. The stock options were valued using the Black_Scholes pricing model with the following assumptions: risk free interest rate – 1.95%; expected volatility – 137%; dividend yield – NIL; and expected life – 5 years. These options vest on the grant date.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
For the three month period ended September 30, 2011
(Expressed in US Dollars)

9. Stock Options

On March 9, 2006, the Company filed a Form S‑8 registration statement in connection with its newly adopted 2006 Stock Option Plan (the “2006 Plan”) allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares. On December 18, 2006, February 16, 2007, July 11, 2007, September 29, 2009 and May 3, 2011, the 2006 Plan was amended to increase the stock option pool by a total of 20,000,000 additional common stock.  The following table summarizes the continuity of the Company's stock options, all of which vest on the grant date:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding and exercisable, June 30, 2010	13,620,000	0.30
Granted	1,100,000	0.25
Exercised	-	-
Expired / Cancelled	(590,000)	0.57

Outstanding and exercisable, June 30, 2011	14,130,000	0.29
Granted	5,175,000	0.30
Expired / Cancelled	(865,000)	0.20

Outstanding and exercisable, September 30, 2011	18,440,000	0.29

Additional information regarding options outstanding and exercisable as at September 30, 2011 is as follows:

Exercise	Number of	Expiry
Price ($)	Stock Options	Date

0.15	650,000	November 26, 2011
0.15	1,920,000	March 4, 2012
0.15	2,395,000	July 11, 2012
0.35	750,000	September 2, 2013
0.40	6,450,000	May 11, 2014
0.25	1,100,000	October 21, 2014
0.30	5,175,000	July 1, 2016

0.29	18,440,000

The following were the Black☐Scholes pricing model assumptions used to value the stock options issued:

	September 30, 2011	June 30, 2011

Risk☐free interest rate	1.95%	1.84%
Expected dividend yield	0.00%	0.00%
Expected volatility	137%	172%
Expected option life (in years)	5.00	4.00

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
For the three month period ended September 30, 2011
(Expressed in US Dollars)

10. Stock Options

The following table summarizes the continuity of the Company's warrants:

	of Warrants Exercise	Number Price ($)

Outstanding, June 30, 2010	31,889,667	0.41
Granted	17,737,028	0.70
Exercised	(4,549,500)	0.19
Expired / Cancelled	(511,500)	0.20

Outstanding, June 30, 2011	44,565,695	0.55
Expired / Cancelled	(250,000)	0.58

Outstanding, September 30, 2011	44,315,695	0.55

At September 30, 2011, the following share purchase warrants were outstanding:

Exercise Price ($)	Number of Warrants	Expiry Date

0.30	696,000	March 15, 2012
0.75	15,468,328	January 28, 2013 _February 25, 2013
0.45	1,564,700	February 25, 2013
0.50	870,000	March 15, 2013
0.30	400,000	March 15, 2013
0.15	3,650,000	April 26, 2013
0.50	21,666,667	May 5, 2013

	44,315,695

The following were the Black☐Scholes pricing model assumptions used to value the warrants issued:

	September 30, 2011	June 30, 2011

Risk☐free interest rate	☐	1.54%
Expected dividend yield	☐	0.00%
Expected volatility	☐	172%
Expected option life (in years)	☐	2.00

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
For the three month period ended September 30, 2011
(Expressed in US Dollars)

11. Stock Options

Basic and diluted loss per share is computed using the weighted average number of common stock outstanding.  Diluted EPS and the weighted average number of shares of common stock exclude all potentially dilutive shares since their effect is anti‑dilutive.  As at September 30, 2011, there were a total of 62,755,695 (June 30, 2011: 58,695,695) potentially dilutive stock options and warrants outstanding.

12. Subsequent Events

Heads of Agreement Signed With Malagasy Minerals Inc.
On October 5, 2011, the Company entered into a Heads Of Agreement (“HOA”) for an industrial minerals exploration and development joint venture with Malagasy Minerals Limited (“Malagasy”) (Australian Stock Exchange: MGY). The new land position covers an area totalling 2,119 research permits and 827.7 square kilometres.  This land portfolio is mainly adjacent to the south and east of the Company's Green Giant Property in the country of Madagascar.  The Company will manage all operations undertaken by the new joint venture company ("JV Co").

Under the terms of the HOA, the Company paid Malagasy $250,000 on execution of the HOA.  In addition the Company will, upon signing of definitive agreements and the successful completion of the due diligence review, pay a further $2,000,000 and issue 7,500,000 of the Company's shares.

JV Co will be formed and owned 75% by the Company and 25% by Malagasy.  The JV Co will have the right to explore for a defined group of industrial minerals within this land position.  The Company will manage all operations undertaken by the JV Co.  JV Co will enter into sub-leasing arrangements with Malagasy and its subsidiaries.  Malagasy will retain title to the research permits until the Company or the JV Co has notified Malagasy of its intention to proceed with a mining operation. Upon such notification, both companies will seek to obtain the relevant mining (exploitation) permit(s).

The HOA provides Malagasy with a free carried interest in JV Co until the delivery of a Bankable Feasibility Study (“BFS”). Upon the delivery of a BFS, Malagasy will be required to contribute its 25% interest in the development and mining operations.   Should either parties interest subsequently fall below a 10% interest, their position will be diluted to a 2% NSR.

The industrial minerals within the agreements are as follows:   Vanadium, Lithium, Aggregates, Alunite, Barite, Bentonite, Vermiculite, Carbonatites, Corundum, Dimensional stone (excluding labradorite), Feldspar (excluding labradorite), Fluorspar, Granite, Graphite, Gypsum, Kaolin, Kyanite, Limestone/Dolomite, Marble, Mica, Olivine, Perlite, Phosphate, Potash –Potassium minerals, Pumice Quartz, Staurolite, Zeolites.

The HOA, and any transactions contemplated by the HOA, remain subject to both company’s obtaining any and all applicable regulatory approvals, including those of the TSX.

 Stock Options
On October 24, 2011 the Company issued a total of 1,850,000 stock options to directors, officers and consultants.  These stock options, which vest on the grant date, will expire on October 24, 2016 and have an exercise price of $0.20 per share.

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

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with the our Financial Statements and Notes to Financial Statements included in our fiscal 2011 Annual Report on Form 10-K (for the year ended June 30, 2011) filed with the Securities and Exchange Commission on September 28, 2011.  Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2011

Our financial statements have been prepared in accordance with United States generally accepted accounting principles. We urge you to read this report in conjunction with the risk factors described herein.

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

We have not had any bankruptcy, receivership or similar proceeding since incorporation. Except as described below, there have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

Summary of Our Business
We are an exploration stage company engaged in the search for vanadium, uranium, gold and other minerals. We have an interest in properties located in the African country of Madagascar and Canada (Province of Québec).  None of the properties in which we hold an interest has known mineral reserves of any kind at this time.  As such, the work programs planned by us are exploratory in nature.

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

Further details regarding our properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on our company’s Green Giant Property (formerly the Three Horses Property in Madagascar) and our Segar property in Northern Quebec can be found on the Company’s website: www.energizerresources.com (which website is expressly not incorporated by reference into this filing) or in the Company’s filings on www.sedar.com (which website is expressly not incorporated by reference into this filing). The websites referred to above are expressly not incorporated by reference into this filing.

Milestones
Madagascar Properties
Green Giant Property, Madagascar
On August 22, 2007, we acquired a 75% interest in approximately 225 sq. kilometres of mineral research permits in the District of Toliara, Madagascar. This interest is held by a limited liability company that was formed under the laws of Madagascar which held a 75% interest in the property.  The remaining 25% interest was held by Madagascar Minerals and Resources sarl.  On July 9, 2009, our company acquired the remaining 25% interest in the Madagascar property and now holds a 100% interest in the property.

Exploration programs have been carried out in the first quarter of 2007 and the first half of 2008 on the Green Giant Property as well as the Ianapera Coal Property located to the north of the Green Giant Property.  Drilling of 31 holes (4,073 meters) was carried out during 2008. Vanadium mineralization of potential economic consequence was intersected in a number of holes.  In the first half of 2009 a series of 56 trenches were established, using mechanical excavators, over an 18 kilometre strike length of the property. Analytical results provided by XRF instrumentation indicated significant widths of vanadium mineralization in the majority of the trenches. We then proceeded to drill 54 diamond drill holes (8,931 meters) in the latter half of 2009 to delineate a vanadium resource on the property.  A further 46 diamond drill holes (8,952 meters) were emplaced on the property in 2010 to further enhance the resource delineation. A consulting engineering group has been retained to start preliminary economic assessments of the property. Metallurgical and mineralogical work is also being carried out.

Joint Venture Ground, Madagascar
On October 5, 2011, we entered into a Heads Of Agreement (“HOA”) for an industrial minerals exploration and development joint venture with Malagasy Minerals Limited (“Malagasy”) (Australian Stock Exchange: MGY). The new land position covers an area comprising of 2,119 claims and totals 827.7 square kilometres.  This land portfolio is mainly adjacent to the south and east of the Company's Green Giant Property.  We will manage all operations undertaken by the joint venture company.

Canadian Properties
Sagar Property – Romanet Horst, Labrador Trough, Québec, Canada
On May 2, 2006, we signed a letter of intent for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  The vendor had the right and option to sell the remaining 25% interest in the property.  This agreement was subject to a NSR (“net smelter return”).  The vendor had previously acquired a 100% interest in the property, subject to a 1% NSR on certain claims, and a 0.5% NSR on other claims.  A drill program was completed for the Sagar Property in 2007. A total of 164 reverse circulation drill holes (2,625 meters) and 5,610 meters of diamond drill holes (46) were completed.  Additionally, in excess of 3,500 soil samples were collected and analyzed. Target areas on the Sagar Property have shown anomalous gold, copper and uranium mineralization. Future exploration activity will be designed to identify the potential source area of the Mistamisk Boulder Field, as well as other potential sources of gold and uranium mineralization.

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

Employees
As of September 30, 2011, we had nil total employees and nil full-time employees. We engage consultants to serve as officers and to perform professional and administrative functions of our company.

MADAGASCAR PROPERTIES

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

Agreements
Green Giant Property
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
(ii) a payment of $750,000 within 15 days of the properties vesting in the joint venture; and
(iii) the issuance of 1,250,000 of our common shares and 500,000 now expired common share purchase warrants. Each common share purchase warrant was exercisable at $1.00 per share for a period of 2 years from the date of issuance.

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

Joint Venture Ground, Madagascar
On October 5, 2011, we entered into a Heads Of Agreement (“HOA”) for an industrial minerals exploration and development joint venture with Malagasy Minerals Limited (“Malagasy”) (Australian Stock Exchange: MGY). The new land position covers an area totalling 2,119 research permits and 827.7 square kilometres.  This land portfolio is mainly adjacent to the south and east of our Green Giant Property in the country of Madagascar.  We will manage all operations undertaken by the new joint venture company ("JV Co").

Under the terms of the HOA, we paid Malagasy $250,000 on execution of the HOA.  In addition we will, upon signing of definitive agreements and the successful completion of the due diligence review, pay a further $2,000,000 and issue 7,500,000 of the our common shares to Malagasy.

JV Co will be formed and owned 75% by our company and 25% by Malagasy.  The JV Co will have the right to explore for a defined group of industrial minerals within this land position.  We will manage all operations undertaken by the JV Co.  JV Co will enter into sub-leasing arrangements with Malagasy and its subsidiaries.  Malagasy will retain title to the research permits until our company or the JV Co has notified Malagasy of its intention to proceed with a mining operation. Upon such notification, both companies will seek to obtain the relevant mining (exploitation) permit(s).

The HOA provides Malagasy with a free carried interest in JV Co until the delivery of a Bankable Feasibility Study (“BFS”). Upon the delivery of a BFS, Malagasy will be required to contribute its 25% interest in the development and mining operations.   Should either parties interest subsequently fall below a 10% interest, their position will be diluted to a 2% NSR.

The industrial minerals within the agreements are as follows:   Vanadium, Lithium, Aggregates, Alunite, Barite, Bentonite, Vermiculite, Carbonatites, Corundum, Dimensional stone (excluding labradorite), Feldspar (excluding labradorite), Fluorspar, Granite, Graphite, Gypsum, Kaolin, Kyanite, Limestone/Dolomite, Marble, Mica, Olivine, Perlite, Phosphate, Potash –Potassium minerals, Pumice Quartz, Staurolite, Zeolites.

The HOA, and any transactions contemplated by the HOA, remain subject to both company’s obtaining any and all applicable regulatory approvals, including those of the TSX.  No assurances can be provided as the future profitability of the joint venture.

Historical Exploration Programs
The Green Giant Property consists of 576 squares, covering an area of approximately 225 square kilometers, and displays extensive gossans outcroppings at surface.  An examination of part of this property revealed several large areas covered with gossanous boulders, which are believed to overlie massive sulphide mineralization.  Phases of the exploration projects have been managed by Craig Scherba, one of our company’s consultant geologists.

We conducted a first phase of exploration from September to November 2007 that included the following activities:
●	Stream Sediment sampling of all stream on the property area
●	Detailed Geological mapping over selected startigraphic horizons
●	Reconnaissance geological mapping over the entire property
●	Soil sampling over selected target areas
●	Prospecting over selected target areas.
●	Limited trenching over selected targets
●	Construction of a cinder block base camp
●	Construction of a one kilometer long surfaced airstrip
●	Repair and surfacing of the access road from base camp to the airstrip
●	Airborne geophysical surveying over the Green Giant Property by Fugro Airborne Surveys Ltd

During March 2008 to June 2008 a full field exploration program following up on the airborne geophysical survey and results of the 2007 exploration program was implemented.  This exploration consisted of the following:
●	Infill stream sediment sampling
●	Detailed Geological mapping over selected stratigraphic horizons
●	Prospecting over selected target areas
●	Grid emplacement over selected target areas
●	Ground-based magnetometer and frequency domain EM surveys
●	Soil sampling over selected target areas

After reviewing the analytical data from the March 2008 to June 2008 program, additional exploration was conducted from July 2008 to September 2008 in preparation for a drill program.  This exploration consisted of the following:
●	Infill stream sediment sampling
●	Detailed Geological mapping over selected stratigraphic horizons
●	Prospecting over selected target areas with the aid of a mobile XRF analyzer

Based on compiled analytical results obtained from the various exploration programs, a drill program was initiated on the property from September 2008 to November 2008. This exploration program consisted of the following:
●	Prospecting over selected target areas with the aid of a mobile XRF analyzer
●	Ground-based scintillometer surveying over selected target areas
●	Diamond drilling of 31 holes over 4,073 metres

The discovery of potentially significant vanadium mineralization from prior programs resulted in the initiation of resource delineation drill program during September to December 2009. This program consisted of the following:
●	XRF soil sample analyses (8,490 samples) on lines 200 meters apart and covering 18 kilometre strike length
●	Scintillometer surveying (112 line kilometres) on lines 200 meters apart over an 18 kilometre strike length
●	Trenching (140 trenches for 17,105 meters)
●	Diamond drilling of 54 diamond drill holes over 8,931 meters

The 2009 exploration program resulted in the delineation of two vanadium pentoxide (V2O5) deposits (named the Jaky and Manga) on the property, characterized by two separate categories:  oxide and primary. Within the oxide and primary zone of the Jaky and Manga deposits, the total indicated resources was calculated to be 21.74 Mt at 0.759% V2O5 containing 363.8 Mlb of vanadium pentoxide.  The total inferred resources was calculated to be 4.15 Mt at a grade of 0.655% V2O5 containing 59.8 Mlb of vanadium pentoxide.  Based on these results, we conducted an additional exploration program on the property from April 2010 to July 2010. This program consisted of the following activities:
●	Diamond drilling of 46 diamond drill holes over 8,952 meters
●	Prospecting over selected target areas with the aid of a mobile XRF analyzer (20 grab samples)
●	Geologic mapping over the Manga and Mainty deposits at 1:5000 scale
●	ERT ground geophysical survey (5.64 km)
●	MAG ground geophysical survey (169.53 km)
●	Gradient Array EM ground geophysical survey (128.82 km)

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

Analytical results from the 2009 exploration program were provided to the consulting engineering firm AGP Mining Consultants Inc. in order to calculate a vanadium pentoxide resource.  Based on the favourable resource calculation results, we conducted additional drilling between April 2010 and July, 2010. This program involved diamond drilling with accompanying lithological, structural and geotechnical logging, specific gravity determination, point load tests and metallurgical sampling. All work was carried out under a well-supervised Quality Assurance and Quality Control programs.   The primary aim of this drilling was to delineate additional reserves at the Jaky and Manga targets, as well as targeting an additional target, the Mainty. A total of 8,952 meters of diamond drilling was completed in 46 holes.  Selected drill holes were oriented with point load test and orientation measurements recorded.

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

Phase 3 Alkaline Leach Results – Summary
PL	V205 Extraction	Roasting	Grind K80	Feed % Solids	Na2CO3 Kg/t	Na2CO3 g/L	0C	Hours
10	80.6	Pre-roast – 1,000 0C / 3 h	105	10	n/r	100	240	4
11	82.0	Pre-roast – 1,100 0C / 3 h	105	10	n/r	100	240	4
18	75.3	Pre-roast – 1,000 0C / 3 h	105	10	147	50	220	4
20	64.0	Pre-roast – 1,100 0C / 3 h	105	30	71	50	220	4

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

Future Programs
The property merits an exploration program consisting of exploratory and infill diamond drilling over vanadium-bearing zones identified by diamond drilling and trenching completed in 2008, 2009 and 2010.  The goal of the program would be to upgrade inferred resources to indicated resources and to delineate additional indicated resources.  A 6,000 metre, 31-hole drill program will employ one Boart Longyear diamond drill to verify additional mineralized zones previously confirmed through trenching and/or prospecting.  This program is anticipated to begin during November 2011 and possibly extend into 2012.

Our company’s Canadian National Instrument 43-101 compliant resource estimate confirmed that a significant amount of vanadium has been discovered in the mineralized zones that account for a very small portion (2.55 kilometers) of the overall 18-kilometre trend of vanadium mineralization.  To date, 131 diamond drill holes and 151 trenches, totaling 38,643 meters have been completed on the property.  Management hopes to complete, but cannot guarantee, a NI 43-101 compliant preliminary economic assessment (scoping) during late 2011 or, more likely, early 2012.

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

Agreement
On May 2, 2006, we signed a letter of intent with Virginia Mines Inc. ("Virginia") for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  Virginia had the right and option to sell the remaining 25% interest in the property.  This agreement was subject to a 2% NSR.  Virginia had previously acquired a 100% interest in the property, subject to a 1% NSR on certain claims, and a 0.5% NSR on other claims.  Virginia has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, we issued 2,000,000 of our common shares to Virginia, 2,000,000 now expired share purchase warrants and incurred exploration expenditures greater than $2,000,000 on the property before September 1, 2008.

Further, on February 28, 2007 Virginia exercised its option to sell its remaining 25% interest on the property to us for 1,000,000 of our common shares valued at $1,219,000 and 1,000,000 now expired share purchase warrants.  As a result of these agreements, we now own a 100% interest in this property.

We are currently up to date with all obligations required to maintain the property in good standing.

FERDERBER
Property Description and Location
Our company acquired a 100% undivided right, title and interest in and to 19 mining claims (0036315, 0036316, 0036317, 0036318, 0036319, 0036320, 0036321, 0036322, 0036323, 0036324, 0036325, 0036326, 0036327, 0030649, 0030650, 0030640, 0030638, 0030612, 0030613) held by Mr. Peter Ferderber, covering an area of approximately 64 hectares located in the Central Labrador Trough Region of Québec, 13 of which are contiguous to our company’s Sagar Property.  This property can be accessed by air.  In consideration of our company receiving a 100% interest in these claims, subject to any NSR royalties, our company paid CAD$6,000, and issued 150,000 of our common shares and 75,000 now expired common share purchase warrants.  Mr. Ferderber retained a 1% NSR on this property and agreed that our company shall have a first right of refusal to purchase the 1% NSR should Mr. Ferderber elect to sell the royalty.

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

●
Gold and uranium mineralization at redox boundaries along major faults. This work should focus on the intersection between the Romanet fault and the reducing lithologies of the Dunphy and Lace Lake formations.

●
Unconformity associated polymetallic uranium-style mineralization at the Archean basement contact. The’Kilo’ soil anomaly should be targeted for this exploration due to the anomalous soil, RC, and DDH geochemistry, as well as the numerous coincident geophysical anomalies.

●
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

●
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

Cautionary Note
Due to the nature of our business, we anticipate incurring operating losses for the foreseeable future.  We base this expectation, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing, profitable mines.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include, but are not limited to:
-	our ability to raise additional funding as required;
-	the market price for vanadium;
-	the market price for gold;
-	the market price for uranium;
-	the market price for other minerals which we may find;
-	ongoing joint ventures
-	the results of our proposed exploration programs on our mineral properties; and
-	our ability to find joint venture partners for the development of our property interests.

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

RESULTS OF OPERATIONS
We have had no operating revenues from inception on March 1, 2004 through to the quarter ended September 30, 2011. Our activities have been financed from the proceeds of securities subscriptions.  From inception, on March 1, 2004, to September 30, 2011, we raised net aggregate proceeds of $37,464,105 from private offerings of our securities and $886,500 through the exercise of common share purchase warrants.

For the period from inception, March 1, 2004, to September 30, 2011, we incurred a loss before income taxes of $55,270,896.  Expenses included $19,644,333 in mineral property and exploration costs. These costs include acquisition costs relating to the Madagascar properties, Sagar properties in Canada, and other abandoned properties.  This amount includes ancillary costs related to the mineral properties.  We also incurred $4,014,728 in professional fees since inception.  In addition, since inception, we have recorded general and administrative expenses of $5,402,406 which includes rental costs, travel and office expenses; stock based compensation valued at $20,402,211, a foreign exchange translation gain of $764,196, donated services and expenses of $18,750, and total other income (including interest) of $1,093,318.

On October 5, 2011, we entered into a Heads Of Agreement (“HOA”) for an industrial minerals exploration and development joint venture with Malagasy Minerals Limited (“Malagasy”) (Australian Stock Exchange: MGY). The new land position covers an area totalling 2,119 research permits and 827.7 square kilometres.  This land portfolio is mainly adjacent to the south and east of our Green Giant Property.  We will manage all operations undertaken by a new joint venture company ("JV Co").

Under the terms of the HOA, we paid Malagasy $250,000 on execution of the HOA.  In addition, we will, upon signing of definitive agreements and the successful completion of the due diligence review, pay $2,000,000 and 7,500,000 of our common shares to Malagasy.

Liquidity and Capital Resources

As at September 30, 2011, we had cash on hand of $4,771,586 plus $5,946,086 invested in dual currency deposits.  Our working capital was $10,212,175.

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

Capital Financing
●	From inception to June 30, 2004, we raised $59,750 through the issuance of 9,585,000 common shares.
●	For the year ended June 30, 2005, we did not raise any capital from new financings.
●	For the year ended June 30, 2006, we raised $795,250 through the issuance of 2,750,000 common shares and 2,265,000 share purchase warrants.
●	For the year ended June 30, 2007, we raised $17,300,000 through the issuance of 34,600,000 common shares and 29,000,250 share purchase warrants.
●	For the year ended June 30, 2008, we did not raise any capital from new financings.
●	For the year ended June 30, 2009, we raised $680,000 through the issuance of 6,800,000 common shares and 3,400,000 share purchase warrants.
●	For the year ended June 30, 2010, we raised $6,500,000 through the issuance of 21,666,667 common shares and 21,666,667 share purchase warrants.
●	For the year ended June 30, 2011, we raised net proceeds of $13,178,708 through the issuance of 30,936,654 common shares and 15,468,328 common share purchase warrants and $886,500 through the exercise of common share purchase warrants.
●	For the period from July 1, 2011 through September 30, 2011, we did not raise any capital from new financings.

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

On December 17, 2010 we issued 200,000 shares of common stock valued at $90,000 pursuant to a contract with a party to provide advisory services in China.

During January and February 2011, we closed a private placement of 30,936,654 units for gross proceeds of $13,921,495.  Each unit consisted of one common share and one half of one common share purchase warrant.  Each of the 15,468,327 warrants issued entitles the holder the right to purchase one common share at an exercise price of $0.75 for a period of two years from the date of issue.  In connection with the private placement, we paid finders’ fees consisting of a cash fee of 6% to certain eligible finders totaling $704,115, TSX-V fees totaling $38,411 and compensation warrants equal to 6% of the eligible units sold totaling 1,564,700. Each full compensation warrant entitles the holder to acquire one unit of our company at $0.45 per unit and expire on February 25, 2013.

During the year ended June 30, 2011, we issued a total of 4,549,500 shares of common stock for consideration of $886,500.  This common stock was issued pursuant to the exercise of several share purchase warrants.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the development and mining of our mining claim.

ITEM 4. - CONTROLS AND PROCEDURES
Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, given the size of our company and its finance department, that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS
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

ITEM 1A. - RISK FACTORS
Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. If any of the risks  described below, or elsewhere in this report on Form 10-Q, or the Company’s other filings with the Securities and Exchange Commission (the "SEC"), were to occur, our financial condition and results of operations could suffer and the trading price of our common stock could decline. Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline.

You should carefully consider the following risk factors together with the other information  contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the  Securities  Exchange Act of 1934, as amended and the Securities Act of 1933,  as  amended.  If any of the  risks  factors  actually  occur,  our business,  financial  condition  or results of  operations  could be  materially adversely  affected.  Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline. There has been no material changes to the risk factors previously discussed in Item 1A of the Company's Form 10-K for the year ended June 30, 2011, including but not limited, to the following:

The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern.
The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern.  Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception.  Since our inception, up to September 30, 2011, we had accumulated net losses of $55,270,896.  If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations.  If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

A roadmap has approved by the Madagascar government and was signed on September 17, 2011.  The African Union has endorsed this roadmap.  This roadmap provides a path for democratic elections in Madagascar.  However, at the date of this report, these elections have not taken place and are unlikely to take place until the latter stages of 2012.

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

As the roadmap has not been fully implemented, the granting and changing of exploration and research mining permits within their country has been suspended.  Our company has continued to pay taxes in Madagascar with respect to mining permits on its land holdings.  These payments have been acknowledged and accepted by the Madagascar government.

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
We depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business.  The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations.  Specifically, we rely on J.A. Kirk McKinnon, our Chief Executive Officer, and Richard E. Schler, our Vice-President and Chief Financial Officer.   We do not maintain key man life insurance on these individuals.   Should we lose any or all of their services and we are unable to replace their services with equally competent and experienced personnel, our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

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

Our Company’s business is impacted by any instability and fluctuations in global financial systems.
The recent credit crisis and related instability in the global financial system, although somewhat abated, has had, and may continue to have, an impact on our company’s business and our company’s financial condition. Our company may face significant challenges if conditions in the financial markets do not continue to improve. Our company’s ability to access the capital markets may be severely restricted at a time when our company wishes or needs to access such markets, which could have a materially adverse impact on our company’s flexibility to react to changing economic and business conditions or carry on our operations.

Until we can validate otherwise, the properties described below have no known mineral reserves of any kind and we are planning programs that are exploratory in nature.
Further details regarding the Company’s properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on the Sagar Property in Northern Québec and on the Green Giant Property in Madagascar, have been filed within the Company’s filings on Sedar at http://www.sedar.com (which website is expressly not incorporated by reference into this filing).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
For the period from July 1, 2010 through September 30, 2011, the Company issued the following unregistered securities:

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

For the period from July 1, 2011 through September 30, 2011, we did not raise any capital from new financings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
There were no defaults upon senior securities during the period ended September 30, 2011.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION
There is no information with respect to which information is not otherwise called for by this form.

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the Commission.  Our Commission filings are available to the public over the Internet at the Commission’s website at http://www.sec.gov.  The public may also read and copy any document we file with the Commission at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  We maintain a website at http://www.energizerresources.com, however, information contained on our website is not part of this report on Form 10-Q.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGIZER RESOURCES INC.

Dated:  November 14, 2011

By:	/s/ J A Kirk McKinnon
Name:J A Kirk McKinnon
Title:President, Chief Executive Officer and Director

Dated:  November 14, 2011

By:	/s/ Richard E. Schler
Name:Richard E. Schler
Title:Vice-President, Chief Financial Officer and Director

Exhibit 31.1

Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

________________________________________________________________

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

(c) Evaluated the effectiveness of the Issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Issuer's internal control over financial reporting that occurred during the Registrant's fiscal quarter ending September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Issuer's internal control over financial reporting.

5.  The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditor and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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

Dated:   November 14, 2011

/s/ J A Kirk McKinnon
J A Kirk McKinnon, Chief Executive Officer

Exhibit 31.2

Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

________________________________________________________________

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

(c) Evaluated the effectiveness of the Issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Issuer's internal control over financial reporting that occurred during the Registrant's fiscal quarter ending September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Issuer's internal control over financial reporting.

5.  The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditor and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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

Dated:   November 14, 2011

/s/ Richard E. Schler
J A Kirk McKinnon, Chief Executive Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the annual report of Energizer Resources Inc. (the "Company") on Form 10-Q for the period ending September 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J A Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: November 14, 2011

/s/ J A Kirk McKinnon
J A Kirk McKinnon, Chief Executive Officer

Exhibit 32.2

CERTIFICATIONS PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the annual report of Energizer Resources Inc. (the "Company") on Form 10-Q for the period ending September 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard E. Schler, Chief Financial Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: November 14, 2011

/s/ Richard E. Schler
J A Kirk McKinnon, Chief Executive Officer