Form 10-Q
period 2011-12-31
Energizer Resources, Inc.
filed 2012-02-14
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  []No  [ X]

As of February 14, 2012, there were 153,697,178 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes      No   [X]

Energizer Resources Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited) including:	3
	Consolidated Balance Sheets
	Consolidated Statements of Operations and Comprehensive Loss
	Consolidated Statements of Cash Flows
	Notes to the Consolidated Financial Statements
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	44
Item 1a	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Removed and Reserved	51
Item 5	Other information	51
Item 6.	Exhibits	52

CERTIFICATIONS

Exhibit 31 – Management certification	54-55

Exhibit 32 – Sarbanes-Oxley Act	56-57

PART 1

FINANCIAL INFORMATION
As used in this annual report, “we”, “us”, “our”, “Energizer Resources”, “Energizer”, “Company” or “our Company” refers to Energizer Resources Inc. and all of its subsidiaries.

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General
The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended December 31, 2011 are not necessarily indicative of the results that can be expected for the year ending June 30, 2012.

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “CAD$” are to Canadian dollars.  United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

ENERGIZER RESOURCES INC.

(An Exploration Stage Company)

Consolidated Unaudited Interim Financial Statements

For the six month period ended December 31, 2011

(Expressed in US Dollars)

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	December 31, 2011	June 30, 2011
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents (note 5)	$6,882,841	$4,536,275
Dual currency deposits (note 5)	-	8,031,076
Amounts receivable and prepaid expenses (note 6)	379,003	135,392
Marketable securities	23,499	40,403
Tax credits recoverable	11,411	12,073

Total current assets	7,296,754	12,755,219
Equipment (note 4)	2,223	6,667

Total assets	$7,298,977	$12,761,886

Liabilities and Stockholders’ Equity
Liabilities
Current Liabilities:
Accounts payable and accrued liabilities (note 6)	$1,504,311	$689,857
Derivative liability (note 5)	-	12,619

Total liabilities	1,504,311	702,476

Stockholders’ Equity
Common stock, 350,000,000 shares authorized, $0.001 par value,
153,697,178 issued and outstanding (June 30, 2011 - 146,197,178) (note 8)	153,697	146,197
Additional paid-in capital	67,459,026	63,998,735
Donated capital	20,750	20,750
Accumulated comprehensive loss	(49,336)	(32,432)
Accumulated deficit during exploration stage	(61,789,471)	(52,073,840)

Total stockholders’ equity	5,794,666	12,059,410

Total liabilities and stockholders’ equity	$7,298,977	$12,761,886

The accompanying notes are an integral part of these consolidated unaudited interim financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Unaudited Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)

	March 1, 2004	For the six months		For the three months
	(date of inception) to	ended December 31,		ended December 31,
	December 31, 2011	2011	2010	2011	2010

Revenues	$-	$-	$-	$-	$-

Expenses
Stock-based compensation
(notes 6,8 and 9)	21,155,354	2,117,791	237,710	753,143	237,710
Mineral exploration expense (note 7)	20,827,807	2,159,851	909,945	1,183,474	93,061
Impairment loss on mineral
properties (note 7)	11,358,637	3,770,129	-	3,770,129	-
General and administrative (note 6)	5,946,884	908,100	607,608	544,478	340,882
Professional and consulting fees	4,378,152	679,957	550,439	363,424	272,638
Depreciation	59,696	4,444	4,444	2,222	2,222
Donated services and expenses	18,750	-	-	-	-
Foreign currency translation (gain)/loss	(867,753)	103,942	(19,325)	(103,557)	16,714

Total expenses	62,877,527	9,744,214	2,290,821	6,513,313	963,227

Net loss from operations	(62,877,527)	(9,744,214)	(2,290,821)	(6,513,313)	(963,227)

Other Income:
Investment income / (loss)	784,203	28,583	36	(5,262)	21
Other income	303,853	-	-	-	-

Net loss	(61,789,471)	(9,715,631)	(2,290,785)	(6,518,575)	(963,206)
Unrealized (loss) gain from investments in
marketable securities	(55,180)	(16,904)	(1,531)	(6,522)	8,575

Comprehensive loss	$(61,844,651)	$(9,732,535)	$(2,292,316)	$(6,525,097)	$(954,631)

Net loss per share - basic and diluted (note 11)		$(0.07)	$(0.02)	$(0.04)	$(0.01)

Weighted average shares outstanding -
basic and diluted		146,890,113	110,595,641	147,583,048	110,680,258

The accompanying notes are an integral part of these consolidated unaudited interim financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Unaudited Interim Statements of Cash Flows
(Expressed in US Dollars)

	March 1, 2004	For the six months
	(date of inception) to	ended December 31,
	December 31, 2011	2011	2010

Operating Activities
Net loss	$(61,789,471)	$(9,715,631)	$(2,290,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	59,696	4,444	4,444
Donated services and expenses	20,750	-	-
Non-cash proceeds received	(74,000)	-	-
Dual currency deposits	85,087	103,543	-
Impairment loss on mineral properties	11,358,637	3,770,129	-
Stock-based compensation	21,155,354	2,117,791	237,710
Issuance of shares and warrants for services rendered	168,100	-	168,100
Change in operating assets and liabilities:
Amounts receivable and prepaid expenses	(379,003)	(243,611)	(24,221)
Accounts payable and accrued liabilities	1,505,137	814,454	(108,032)
Taxes recoverable	(256,597)	662	-
Non-cash portion of marketable securities	337	-	-
Government grants received	245,186	-	-
Unrealized foreign exchange (loss)/gain in
operating assets and liabilities	-	-	(14,217)

Net cash used in operating activities	(27,900,787)	(3,148,219)	(2,027,001)

Financing Activities
Proceeds from issuance of common stock, net	37,464,105	-	79,200
Exercise of warrants	886,500	-	-

Net cash provided by financing activities	38,350,605	-	79,200

Investing Activities
Mineral property acquisition costs	(3,419,973)	(2,420,129)	-
Purchase of property and equipment	(61,918)	-	-
Investment in dual currency deposits	(30,942,400)	(22,942,400)	-
Redemption of dual currency deposits	30,857,314	30,857,314	-

Net cash (used in) provided by investing activities	(3,566,977)	5,494,785	-

Increase (decrease) in cash and cash equivalents	6,882,841	2,346,566	(1,947,801)
Cash and cash equivalents - beginning of period	-	4,536,275	2,505,480

Cash and cash equivalents - end of period	$6,882,841	$6,882,841	$557,679

Non-cash investing and financing activities:
Issuance of common stock for mineral properties	$6,540,500	$1,350,000	$-
Issuance of common stock for services	$5,811,125	$-	$90,000
Issuance of share purchase warrants for services	$78,100	$-	$78,100
Supplemental Disclosures:
Interest received	$817,442	$61,822	$-
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated unaudited interim financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Unaudited Interim Financial Statements
For the six month period ended December 31, 2011
(Expressed in US Dollars)

1.	Exploration Stage Company

Energizer Resources Inc. (the "Company") was incorporated in the State of Nevada, United States of America on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008.  The Company is an Exploration Stage Company, as defined by ASC Topic-915, "Development Stage Entities".  The Company's principal business is the acquisition and exploration of mineral resources.  During fiscal 2008, the Company incorporated Energizer Resources (Mauritius) Ltd. (formerly Uranium Star (Mauritius) Ltd.), a Mauritius subsidiary and Energizer Resources Madagascar Sarl, a Madagascar subsidiary.  During fiscal 2009, the Company incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl, a Madagascar subsidiary, which holds the Madagascar properties.  During fiscal 2012, the Company incorporated Madagascar-ERG Joint Venture (Mauritius) Ltd., a Mauritius subsidiary and is in the process of incorporating ERG Madagascar Sarl, a Madagascar subsidiary.  ERG (Madagascar) Sarl will be 100% owned by Madagascar-ERG Joint Venture (Mauritius) Ltd. which is owned 75% by Energizer Resources (Mauritius) Ltd.  The Company has not yet fully determined whether its properties contain mineral reserves that are economically recoverable.

These audited interim financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has yet to generate revenue from mining operations or pay dividends and is unlikely to do so in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  As at December 31, 2011, the Company has accumulated losses of $61,789,471.  These consolidated unaudited interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

Principals of Consolidation and Basis of Presentation
These consolidated unaudited interim financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and are expressed in US dollars.   These consolidated unaudited interim financial statements include the accounts of Energizer Resources Inc. and its wholly-owned subsidiaries, Energizer Resources (Mauritius) Ltd., THB Ventures Ltd, Energizer Resources Madagascar Sarl and Energizer Resources Minerals Sarl. In addition, these consolidated unaudited interim financial statements include the Company's 75% interest in Madagascar-ERG Joint Venture (Mauritius) Ltd. and its to be formed subsidiary ERG (Madagascar) Sarl.   All inter-company balances and transactions have been eliminated on consolidation.  The Company's fiscal year end is June 30.

Consolidated Unaudited Interim Financial Statements
These consolidated unaudited interim financial statements have been prepared on the same basis as the annual financial statements and should be read in conjunction with those annual financial statements filed on Form 10-K for the year ended June 30, 2011.  In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Unaudited Interim Financial Statements
For the six month period ended December 31, 2011
(Expressed in US Dollars)

2.	Significant Accounting Policies - continued

Fair Value of Financial Instruments Hierarchy
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

Level 2 - Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.  Level 2 includes those financial instruments that are valued using industry-standard models or other valuation methodologies.  These models consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, current market and contractual prices for the underlying instruments as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.  Instruments in this category include dual currency deposits, over the counter forwards, options and repurchase agreements.

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

Cash and cash equivalents and marketable securities that the Company held were in Level 1 and dual currency deposits were in Level 2  within the fair value hierarchy.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Unaudited Interim Financial Statements
For the six month period ended December 31, 2011
(Expressed in US Dollars)

3.	Recent Accounting Pronouncements Affecting The Company

The following are recent accounting pronouncements which may have an impact on the Company's future consolidated financial statements.  FASB has issued the following pronouncements:

•
"Fair value measurement (Topic 802): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs:  ("ASU 2011-04") was issued during May 2011.  ASU 2011-04 is a collaboration between FASB and the International Accounting Standards Board to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards (IFRSs).  ASU 2011-04 explains how to measure fair value. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.

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

•
"Comprehensive Income (Topic 220): Presentation of Comprehensive Income": ("ASU 2011-05") was issued during June 2011. FASB issued guidance regarding the presentation of Comprehensive Income within financial statements.  The guidance is effective for interim and annual periods beginning after December 15, 2011.

•
"Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment": ("ASU 2011-08") was issued during September 2011. FASB issued guidance on how to determine whether goodwill amounts on the balance sheet have been impaired.  The guidance is effective for interim and annual periods beginning after December 15, 2011.

•
"Balance Sheet (Topic 201): Disclosures about Offsetting Assets and Liabilities": ("ASU 2011-11") was issued during December 2011. FASB issued guidance on how to determine whether it is appropriate to offset or net certain assets and liabilities on the balance sheet and the additional disclosure that this entails.   The guidance is effective annual periods beginning on or after January 1, 2013.

•
"Comprehensive Income (Topic 202): Deferral of the Effective date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No 2011-05": ("ASU 2011-12") was issued during December 2011.  FASB provides clarification and guidance relating to the effects of reclassifications of amounts out of accumulated other comprehensive income and into net income.   Like ASU 2011-05, the guidance is effective for interim and annual periods beginning after December 15, 2011.

The Company is evaluating the impact, if any, these pronouncements will have on its consolidated financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Unaudited Interim Financial Statements
For the six month period ended December 31, 2011
(Expressed in US Dollars)

4.	Equipment

			December 31, 2011	June 30, 2011
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Exploration equipment	$44,445	$42,222	$2,223	$6,667

For the six month period ended December 31, 2011, depreciation expense totalled $4,444 (December 31, 2010: $4,444).

5.	Dual Currency Deposits

On December 31, 2011, the Company held a total of $nil (June 30, 2011: $8,000,000) with a Canadian bank in two short term dual currency deposits ("DCD"), each representing $nil (June 30, 2011: $4,000,000).

The Company invests in dual currency deposits ("DCD") under which it contracts to a foreign exchange strike rate at the inception of the contract.  If the spot rate is less than the strike rate on the day of maturity, the Company will receive money in the invested currency.  Conversely, if the spot rate is greater than the strike rate, the Company will receive money in the underlying currency and recognize a foreign exchange loss.  Included in investment income is $25,749 (Dec 31, 2010 - $Nil) related to the dual currency deposit transactions.

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

The following are the related party transactions for the six month period ended December 31, 2011:

a)	The Company incurred a total of $44,550 (December 31, 2010: $48,810) in office administration and rent expense from a company related by common management.

b)
5,860,000 (December 31, 2010: 1,100,000) stock options were issued to related parties during the period with exercise prices between $0.20 and $0.30.  These stock options which were valued at $1,300,059 (December 31, 2010: $237,710) were issued to directors, officers and relatives of directors.

c)	The Company incurred $530,174 (December 31, 2010: $354,048) in administrative, management and consulting fees to directors, officers and relatives of directors.
The following are the related party balances as of December 31, 2011:
a)	Related party balances of $241,000 (June 30, 2011: $90,000) were included in accounts payable and accrued liabilities and $21,000 (June 30, 2011: $Nil) in prepaid expenses.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Unaudited Interim Financial Statements
For the six month period ended December 31, 2011
(Expressed in US Dollars)

7.	Mineral Properties

Green Giant Property, Madagascar, Africa
On August 22, 2007, the Company entered into a joint venture agreement with Madagascar Minerals and Resources Sarl ("MMR"), a Madagascar incorporated company.  The joint venture was established with the Company owning a 75% interest and MMR owning a 25% interest in the Green Giant Property.  In order to acquire the 75% interest, the Company paid a total of $765,000, issued 1,250,000 common shares and 500,000 now expired share purchase warrants.  Further, on December 10, 2007, the Company issued 1,250,000 common shares valued at $375,000 and 500,000 now expired share purchase warrants.  As it has not yet determined whether the property has probable or proven reserves, the Company recognized an impairment loss during fiscal 2008 totaling $1,200,560 which represented the total cash paid and the value of common shares and share purchase warrants issued.

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

Joint Venture Ground, Madagascar, Africa
On December 14, 2011, the Company entered into a Definitive Joint Venture Agreement (“JVA”) with Malagasy Minerals Limited (“Malagasy”) (Australian Stock Exchange: MGY) to acquire a 75% interest to explore and develop a defined group of industrial minerals.  Malagasy will retain its 25% interest. The new land position covers an area totalling 2,119 research permits and 827.7 square kilometres.  This land portfolio is mainly adjacent to the south and east of the Company's Green Giant Property in the country of Madagascar.  Under the terms of the JVA, the Company paid Malagasy a total of $2,261,690  and issued 7,500,000 of the Company's shares valued at $1,350,000.   Malagasy has a  free carried interest until the Company delivers a Bankable Feasibility Study (“BFS”).  Upon the delivery of a BFS, Malagasy will be required to contribute its 25% interest in the development and mining operations.   Should either party's interest subsequently fall below 10%, their position will be diluted to a 2% NSR.  As it has not yet determined whether the property has probable or proven reserves, the Company recognized an impairment loss during fiscal 2012 totaling $3,770,129 which represented the total cash paid and the value of common shares issued as well as legal and other professional fees paid.

The industrial minerals within the agreements are as follows:   Vanadium, Lithium, Aggregates, Alunite, Barite, Bentonite, Vermiculite, Carbonatites, Corundum, Dimensional stone (excluding labradorite), Feldspar (excluding labradorite), Fluorspar, Granite, Graphite, Gypsum, Kaolin, Kyanite, Limestone/Dolomite, Marble, Mica, Olivine, Perlite, Phosphate, Potash -Potassium minerals, Pumice Quartz, Staurolite, Zeolites.

Sagar Property - Romanet Horst, Labrador Trough, Quebec, Canada
On May 2, 2006, the Company signed a letter of intent with Virginia Mines Inc. ("Virginia") for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  Virginia had the right and option to sell the remaining 25% interest in the property.  This agreement was subject to a 2% NSR.  Virginia had previously acquired a 100% interest in the property, subject to a 1% NSR on certain claims, and a 0.5% NSR on other claims.  Virginia has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, the Company issued 2,000,000 common shares, 2,000,000 now expired share purchase warrants and incurred exploration expenditures greater than $2,000,000 on the property before September 1, 2008.  On August 15, 2006, the Company acquired 19 mineral claims contiguous to the property by paying $5,385, issuing 150,000 common shares valued at $103,500 and 75,000 now expired share purchase warrants.

Further, on February 28, 2007 Virginia exercised its option to sell its remaining 25% interest in the property to the Company for 1,000,000 common shares valued at $1,219,000 and 1,000,000 now expired share purchase warrants.  As a result of these agreements, the Company now owns a 100% interest in this property.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Unaudited Interim Financial Statements
For the six month period ended December 31, 2011
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

b)
On October 21, 2010, the Company issued 1,100,000 stock options to a director of the Company valued at $237,710.  The stock options, which vested immediately, were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.54%; expected volatility - 172%; dividend yield - NIL; and expected life - 4 years.

c)	On December 17, 2010, the Company issued 200,000 shares of common stock valued at $90,000 pursuant to a contract with a party to provide advisory services in China.

d)
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

e)
During the year ended June 30, 2011, the Company issued a total of 4,549,500 shares of common stock for consideration of $881,950.  This common stock was issued pursuant to the exercise of several share purchase warrants.

f)
On July 1, 2011, the Company issued 5,175,000 stock options to directors, officers and consultants of the Company valued at $1,364,648.   The stock options were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.95%; expected volatility - 137%; dividend yield - NIL; and expected life - 5 years.  These stock options vested on the grant date.

g)
On October 24, 2011, the Company issued 1,850,000 stock options to directors, officers and consultants of the Company valued at $321,530.   The stock options were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.60%; expected volatility - 133%; dividend yield - NIL; and expected life - 5 years.  These stock options vested on the grant date.

h)
On December 16, 2011, the Company issued 2,365,000 stock options to directors, officers and consultants of the Company valued at $431,613.   The stock options were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.60%; expected volatility - 133%; dividend yield - NIL; and expected life - 5 years.  These stock options vested on the grant date.

i)	On December 16, 2011, the Company issued 7,500,000 shares of common stock at $0.18 per share valued at $1,350,000 as consideration for the Joint Venture Agreement with Malagasy Minerals Ltd.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Unaudited Interim Financial Statements
For the six month period ended December 31, 2011
(Expressed in US Dollars)

9.	Stock Options

On March 9, 2006, the Company filed a Form S-8 registration statement in connection with its newly adopted 2006 Stock Option Plan (the “2006 Plan”) allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares. On December 18, 2006, February 16, 2007, July 11, 2007, September 29, 2009 and May 3, 2011, the 2006 Plan was amended to increase the stock option pool by a total of 20,000,000 additional common shares.  In addition, the Company intends to file a Form S-8 registration statement relating to the additional 5,000,000 common shares approved as the Company's most recent Annual and General Special Meeting held on December 21, 2011.

The following table summarizes the continuity of the Company's stock options, all of which vest on the grant date:

	Number	Weighted-Average
	of Options	Exercise Price ($)

Outstanding and exercisable, June 30, 2010	13,620,000	0.30
Granted	1,100,000	0.25
Cancelled	(590,000)	0.57

Outstanding and exercisable, June 30, 2011	14,130,000	0.29
Granted	9,390,000	0.26
Expired	(1,015,000)	0.15
Cancelled	(3,300,000)	0.31

Outstanding and exercisable, December 31, 2011	19,205,000	0.29

The following is a summary stock options outstanding as of December 31, 2011:

Exercise	Number of	Expiry
Price ($)	Stock Options	Date

0.15	1,920,000	March 4, 2012
0.15	2,395,000	July 11, 2012
0.35	750,000	September 2, 2013
0.40	5,350,000	May 11, 2014
0.30	4,575,000	July 1, 2016
0.20	1,850,000	October 24, 2016
0.21	2,365,000	December 1, 2016

0.29	19,205,000

The following were the Black-Scholes pricing model assumptions used to value the stock options issued:

	December 31, 2011	June 30, 2011

Risk-free interest rate	1.60% to 1.95%	1.84%
Expected dividend yield	0.00%	0.00%
Expected volatility	133% to 137%	172%
Expected option life (in years)	5.00	4.00

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Unaudited Interim Financial Statements
For the six month period ended December 31, 2011
(Expressed in US Dollars)

10.	Warrants

The following table summarizes the continuity of the Company's warrants:

	Number	Exercise
	of Warrants	Price ($)

Outstanding, June 30, 2010	31,889,667	0.41
Granted	17,737,028	0.70
Exercised	(4,549,500)	0.19
Expired	(511,500)	0.20

Outstanding, June 30, 2011	44,565,695	0.55
Expired	(250,000)	0.58

Outstanding, December 31, 2011	44,315,695	0.55

The following is a summary warrants outstanding as of December 31, 2011:

Exercise	Number of	Expiry
Price ($)	Warrants	Date

0.30	696,000	March 15, 2012
0.75	15,468,328	January 28, 2013 - February 25, 2013
0.45	1,564,700	February 25, 2013
0.50	870,000	March 15, 2013
0.30	400,000	March 15, 2013
0.15	3,650,000	April 26, 2013
0.50	21,666,667	May 5, 2013

	44,315,695

The following were the Black-Scholes pricing model assumptions used to value the warrants issued:

	December 31, 2011	June 30, 2011

Risk-free interest rate	-	1.54%
Expected dividend yield	-	0.00%
Expected volatility	-	172%
Expected option life (in years)	-	2.00

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Unaudited Interim Financial Statements
For the six month period ended December 31, 2011
(Expressed in US Dollars)

11.	Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common stock outstanding.  Diluted EPS and the weighted average number of shares of common stock exclude all potentially dilutive shares since their effect is anti-dilutive.  As at December 31, 2011, there were a total of 63,520,695 (December 31, 2010: 46,210,667) potentially dilutive stock options and warrants outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Examples of forward-looking statements include, but are not limited to:  (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "believes," "budget," "target," "goal," "anticipate," "expect," "plan," "outlook," "objective," "may," "project," "intend," "estimate," or similar expressions. Any forward-looking statements herein are subject to certain risks and uncertainties in the business of Energizer Resources Inc. including but not limited to, planned capital expenditures, potential increases in prospective production costs, future cash flows and borrowings, pursuit of potential acquisition opportunities, the possibility that the industry may be subject to future regulatory or legislative actions (including additional taxes, changes in environmental regulation, changes in Madagascar French civil law and traditional Malagasy law,  and disclosure requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act), our financial position, business strategy and other plans, objectives for future operations, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of our Company. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein.  Further, this quarterly report on Form 10-Q should be read in conjunction with the our Financial Statements and Notes to Financial Statements included in our fiscal 2011 Annual Report on Form 10-K for the year ended June 30, 2011, filed with the Securities and Exchange Commission on September 28, 2011.  Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2011.

Our financial statements have been prepared in accordance with United States generally accepted accounting principles. We urge you to read this report in conjunction with the risk factors described herein.

BACKGROUND
Company Overview
Energizer Resources Inc. was incorporated in the State of Nevada with the name Uranium Star Corp on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008. On December 16, 2009, our Company changed its name from Uranium Star Corp to Energizer Resources Inc.  Our fiscal year-end is June 30.

During fiscal 2008, our Company incorporated Energizer Resources (Mauritius) Ltd, a Mauritius subsidiary and Energizer Resources Madagascar Sarl, a Madagascar subsidiary.  During fiscal 2009, our Company incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl, a Madagascar subsidiary, which holds the Madagascar properties. During fiscal 2012, the Company incorporated Madagascar-ERG Joint Venture (Mauritius) Ltd, a Mauritius subsidiary and is in the process of incorporating ERG Madagascar Sarl, a Madagascar subsidiary.  ERG (Madagascar) Sarl will be 100% owned by Madagascar-ERG Joint Venture (Mauritius) Ltd which is owned 75% by Energizer Resources (Mauritius) Ltd.

We have not had any bankruptcy, receivership or similar proceeding since incorporation. Except as described below, there have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

Summary of Our Business
We are an exploration stage company engaged in the search for vanadium, graphite, uranium, gold and other minerals. We have an interest in properties located in the African country of Madagascar and Canada (Province of Québec).  None of the properties in which we hold an interest has known mineral reserves of any kind at this time.  As such, the work programs planned by us are exploratory in nature.

Our executive offices are currently located at 520–141 Adelaide Street West, Toronto, Ontario, Canada M5H 3L5. Our telephone number is (416) 364-4911.  We maintain a website at www.energizerresources.com (which website is expressly not incorporated by reference into this filing).  These offices are leased on a month-to-month basis, and our monthly rental payments are approximately CAD$5,000.

UNTIL WE CAN VALIDATE OTHERWISE, THE PROPERTIES OUTLINED BELOW HAVE NO KNOWN MINERAL RESERVES OF ANY KIND AND WE ARE PLANNING PROGRAMS THAT ARE EXPLORATORY IN NATURE.

Further details regarding our properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on our Company’s Green Giant Property (formerly the Three Horses Property in Madagascar) and our Segar property in Northern Quebec can be found on our Company’s website: www.energizerresources.com (which website is expressly not incorporated by reference into this filing) or in our Company’s filings on www.sedar.com (which website is expressly not incorporated by reference into this filing). The websites referred to above are expressly not incorporated by reference into this filing.

Properties
Madagascar Properties
Green Giant Property, Madagascar
On August 22, 2007, we acquired a 75% interest in approximately 225 sq. kilometres of mineral research permits in the District of Toliara, Madagascar. This interest is held by a limited liability company that was formed under the laws of Madagascar which held a 75% interest in the property.  The remaining 25% interest was held by Madagascar Minerals and Resources Sarl.  On July 9, 2009, our Company acquired the remaining 25% interest in the property.  We now hold a 100% interest in the property.

Joint Venture Ground, Madagascar
On December 14, 2011, as reported in our current report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2011, our Company entered into a Definitive Joint Venture Agreement (“JVA”) with Malagasy Minerals Limited (“Malagasy”) (Australian Stock Exchange: MGY (“MGY”)) to acquire a 75% interest to explore and develop a defined group of industrial minerals.  Our Company will manage the exploration operations for the industrial minerals on this ground.

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

Further details on exploration programs carried out on the properties can be found below.

Competitive Conditions in our Industry
The mineral exploration and mining industry is competitive in all phases of exploration, development and production. We compete with a number of other entities and individuals in the search for, and acquisition of, attractive mineral properties.  As a result of this competition, the majority of which is with companies with greater financial resources than us, our Company may not in the future be able to acquire attractive properties on terms it considers acceptable.  Furthermore, we  compete with other resource companies, many of whom have greater financial resources and/or more advanced properties that are better able to attract equity investments and other capital.  Factors beyond our control may affect the marketability of minerals mined or discovered by our Company.

Employees
As of December 31, 2011, we had nil total employees and nil full-time employees. We engage consultants to serve as officers and to perform professional, geological and administrative functions of our Company.

MADAGASCAR PROPERTIES

Green Giant Property Description and Location
The Green Giant Property is comprised of 6 mineral permits. The properties are located in the District of Toliara and are referenced as TN 12,306,P(R); TN 12,814, P(R); TN 12,887 P(R); TN 12,888 P(R); TN 13,020 P(R); TN 13,021 P(R) as issued by the Bureau de Cadastre Minier de Madagascar (“BCMM”) pursuant to the Mining Code 1999 (as amended) and its implementing decrees. The total land position is 225 sq. kilometers.  This property can be accessed by both air and road.

Joint Venture Property Description and Location
The Joint Venture Property is comprised of a portion of or all of 39 mineral permits. The properties are located in the District of Toliara and are referenced as TN 3,432,P(R); TN 5,394, P(R); TN 13,064 P(R); TN 13,811 P(R); TN 14,619 P(R); TN 14,620 P(R); TN 14,622 P(R); TN 14,623 P(R); TN 16,747 P(R); TN 16,753 P(R); TN 19,003 P(R); TN 19,851 P(R); TN 19,932 P(R); TN 19,934 P(R); TN 19,935 P(R); TN 21,059 P(R); TN 21,060 P(R); TN 21,061 P(R); TN 21,062 P(R); TN 21,063 P(R); TN 21,064 P(R); TN 24,864 P(R); TN 25,605 P(R); TN 25,606 P(R); TN 28,340 P(R); TN 28,346 P(R); TN 28,347 P(R); TN 28,348 P(R); TN 28,349 P(R); TN 28,352 P(R); TN 28,353 P(R); TN 29,020 P(R); TN 31,734 P(R); TN 31,735 P(R); TN 38,323 P(R); TN 38,324 P(R); TN 38,325 P(R); TN 38,392 P(R); and TN 38,469 P(R) as issued by the Bureau de Cadastre Minier de Madagascar (“BCMM”) pursuant to the Mining Code 1999 (as amended) and its implementing decrees.  The total land position is 827.7 sq. kilometers.  This property can be accessed by both air and road.

Agreements
Green Giant Property
On August 22, 2007, we entered into a joint venture agreement with Madagascar Minerals and Resources Sarl (“MMR” or “Madagascar Minerals”), a company incorporated under the laws of Madagascar.  The joint venture was operated through a Madagascar limited liability company in which our Company held 75% undivided interest and MMR held the remaining 25% undivided interest.

The consideration paid to MMR to acquire the 75% stake in the joint venture consisted of:  (i) cash consideration totaling $765,000; and (ii) the issuance of 1,250,000 of our common shares and 500,000 now expired common share purchase warrants.

On July 9, 2009, our Company entered into an agreement to acquire the remaining 25% interest of the Green Giant Property for $100,000.  On acquisition of the remaining 25%, the joint venture was terminated.  MMR retains a 2% NSR.  Our Company can acquire the NSR on this 25% interest portion at a price of $500,000 in cash or common shares for the first 1% and at a price of $1,000,000 in cash or common shares for the second 1% at our option.

Joint Venture Ground, Madagascar, Africa
On December 14, 2011, our Company entered into a Definitive Joint Venture Agreement (“JVA”) with MGY to acquire a 75% interest to explore and develop a defined group of industrial minerals (as noted below).  Malagasy retains a 25% interest in the exploration and development of the define group of industrial minerals.  The new land position covers an area totalling 2,119 research permits and 827.7 square kilometres.  This land portfolio is mainly adjacent to the south and east of the Green Giant Property.  Under the terms of the JVA, our Company paid MGY a total of $2,261,690  and issued 7,500,000 of our Company's shares.   MGY has a free carried interest until our Company delivers a Bankable Feasibility Study (“BFS”). Upon the delivery of a BFS, MGY will be required to contribute its 25% interest in the development and mining operations.   Should either party’s interest subsequently fall below a 10% interest, their position will be diluted to a 2% NSR.

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

During January 2012, our Company signed a formal agreement with South Africa's DRA Mineral Projects is a world-leading process engineering and mining project development management firm, for the development of our projects in Madagascar.  Specific focus will be on the development of vanadium and graphite minerals.  This partnership provides our Company the ability to both build and manage a mining operation.

Madagascar Historical Exploration Programs
The Green Giant Property displays extensive gossans outcroppings at surface.  An examination of part of this property revealed several large areas covered with gossanous boulders, which are believed to overlie massive sulphide mineralization.  Phases of the exploration projects have been managed by Craig Scherba, one of our Company’s outside consultant geologists.

We conducted a first phase of exploration from September to November 2007 that included the following activities:
•	Stream Sediment sampling of all stream on the property area
•	Detailed Geological mapping over selected startigraphic horizons
•	Reconnaissance geological mapping over the entire property
•	Soil sampling over selected target areas
•	Prospecting over selected target areas.
•	Limited trenching over selected targets
•	Construction of a cinder block base camp
•	Construction of a one kilometer long surfaced airstrip
•	Repair and surfacing of the access road from base camp to the airstrip
•	Airborne geophysical surveying conducted by Fugro Airborne Surveys Ltd

During March 2008 to June 2008, a full field exploration program following up on the airborne geophysical survey and results of the 2007 exploration program was implemented.  This exploration consisted of the following:
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

Based on compiled analytical results obtained from the various exploration programs, a drill program was initiated on the property from September 2008 to November 2008. This exploration program consisted of the following:
•	Prospecting over selected target areas with the aid of a mobile XRF analyzer
•	Ground-based scintillometer surveying over selected target areas
•	Diamond drilling of 31 holes over 4,073 meters

Based on positive early indications of the presence of potentially economic grades and volumes of vanadium on the property, another exploration program was initiated on the Green Giant Property during the spring of 2009.  The program (completed between April 2009 and July 2009) consisted of an extensive X-Ray Fluorescence analysis (XRF) soil sampling program coupled with mechanical trenching and scintillometer surveys over known areas of vanadium enrichment and new areas, defined by the soil XRF survey.

The discovery of potentially significant vanadium mineralization from prior programs resulted in the initiation of resource delineation drill program during September 2009 to December 2009. This program consisted of the following:
•	XRF soil sample analyses (8,490 samples) on lines 200 meters apart and covering 18 kilometre strike length
•	Scintillometer surveying (112 line kilometres) on lines 200 meters apart over an 18 kilometre strike length
•	Trenching (140 trenches for 17,105 meters)
•	Diamond drilling of 54 diamond drill holes over 8,931 meters
•

The exploration programs to date resulted in the delineation of two vanadium pentoxide (V2O5) deposits (named the Jaky and Manga), characterized by two separate categories:  oxide and primary. Within the oxide and primary zone of the Jaky and Manga deposits, the total indicated resources was calculated to be 21.74 Mt at 0.759% V2O5 containing 363.8 Mlb of vanadium pentoxide.  The total inferred resources was calculated to be 4.15 Mt at a grade of 0.655% V2O5 containing 59.8 Mlb of vanadium pentoxide.

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

In 2011, the identification of graphite as a potential credit to our Company’s NI 43-101 compliant vanadium resources in the Manga, Jaky and Mainty zones led our Company’s geologists to conduct a reconnaissance exploration program (Phase I program) on the properties in September, 2011.  The goal of this exploration program was to delineate new graphitic trends, and compare them to those associated with vanadium mineralization. This program consisted of the following activities:
•	Diamond drilling of 10 holes over 1,157.5 meters
•	Trenching (16 trenches for 1,912 meters)
•	Prospecting over selected target areas

An additional reconnaissance exploration program was conducted from November 2011 to December, 2011 (Phase II program). The purpose of this program was to ascertain the industrial mineral potential on the Joint Venture Property, in addition to further drill testing of graphitic trends on the Green Giant Property in advance of Madagascar’s rainy season. This program consisted of the following activities:
•	Diamond drilling of 20 holes over 2,842 meters
•	Prospecting over selected target areas
•	EM31 ground geophysical survey over selected target areas (160.5 km)

2008 Diamond Drilling Program
Diamond drilling completed in 2008 on the Green Giant Property tested a series of gossans and EM conductors, however no Volcanic Massive Sulphide (VMS) mineralization of significance was encountered.  Drilling did confirm the presence of a series of mineral occurrences highly enriched in vanadium and a number of associated anomalous elements, which were first seen in stream sediment sampling programs.  Due to this unexpected result, the focus of exploration shifted to vanadium mineralization part way through the 2008 drill program.

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

The primary aim of the September to December 2009 drill program was to delineate reserves at the Jaky and Manga targets.  A total of 8,931 meters (4,509 meters in 30 drill holes at the Jaky target and 4,422 meters in 24 drill holes at the Manga target) of diamond drilling was completed.  Selected drill holes were oriented with point load test and orientation measurements recorded.

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

Analytical results from the 2009 exploration program were provided to AGP Mining Consultants (“AGP”), a consulting engineering firm, in order to calculate a vanadium pentoxide resource.  Based on the favourable resource calculation results, our Company conducted additional drilling between April 2010 and July, 2010. This program involved diamond drilling with accompanying lithological, structural and geotechnical logging, specific gravity determination, point load tests and metallurgical sampling.  The primary aim of this drilling was to delineate additional reserves at the Jaky and Manga targets, as well as targeting an additional target, the Mainty. A total of 8,952 meters of diamond drilling was completed in 46 holes.  Selected drill holes were oriented with point load test and orientation measurements recorded.

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

All drill core assays have been received and AGP was retained to undertake a resource calculation update for the Manga and Jaky Zones, as well as a new resource estimate for the Mainty Zone.

Metallurgy
Various metallurgical scoping test programs have been completed since 2009, covering physical and chemical pre-concentration processes, acid and alkaline leaching (atmospheric and pressure), alkaline salt roasting and high definition mineralogical characterisation.  Mineralogical characterisation of several silicate samples has revealed a unique deportment of vanadium on the Green Giant Property.  Vanadium bearing minerals include clays, micas, oxides, and sulphides.  The vanadium deportment for three recent silicate composites is summarized below.

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

Leaching with alkaline lixiviants such as soda ash (Na2CO3) and caustic soda (NaOH) has historically not resulted in high vanadium extractions.  Pressure leaching with soda ash (Phase 2) resulted in 30% to 40% vanadium extraction, which although lower than the acid-based leach results, was significantly higher than atmospheric alkaline leach extractions.  The more selective alkaline lixiviants provide much cleaner leach liquors, with minimal co-extraction of problematic elements.

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

As the project continues to develop, further scoping work is essential to allow optimization of the roast and leach conditions for both silicate and oxide samples from all zones.  The metallurgical processes tested would undoubtedly benefit from higher head grades.  It is therefore important that future metallurgical programs assess the influence of higher feed vanadium concentrations.

Resource Calculations
During November 2010, AGP estimated the mineral resources for the Green Giant Property.  The mineral deposits on the property have been divided into three separate zones, which are referred to as the Jaky, Manga, and Mainty deposits.  This mineral resource estimate utilized approximately 18,832 m of diamond drill hole data from the 2008, 2009, and 2010 drill program and was supplemented by approximately 5,928 m of trench data from the 2008 and 2009 exploration programs.  No additional work was carried out on the Jaky deposit;  therefore, the resources are merely restated from the NI43-101 report dated June 18, 2010.

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

The vanadium deposits on the Green Giant Property are split into two separate categories: oxide and primary.  The following resource values were determined at a 0.5% V2O5 cut-off.  Within the oxide and primary zones of the Jaky, Manga, and Mainty deposits, the total Indicated resource is 49.5 Mt at 0.693% V2O5, containing 756.3 Mlb of vanadium pentoxide.  The total Inferred resource is 9.7 Mt at a grade of 0.632% V2O5, containing 134.5 Mlb of vanadium pentoxide.  Since no additional work was conducted, mineral resources at the property were classified using logic consistent with the CIM definitions referred to in NI 43-101 guidelines.  This independent mineral resource estimate and review conducted by AGP supports the disclosure by our Company of the mineral resource statement for the Jaky, Manga, and Mainty deposit dated November 30, 2010.

2011 Phase I Exploration
The mineralization delineated in our Company’s NI43-101 compliant vanadium resource was found in two types of rocks, silicates and oxides. Petrographic descriptions undertaken on thin sections of selected rocks submitted for metallurgical analysis to Mintek labs of South Africa, identified 17.17% modal graphite from the silicate composite and 15.87% modal graphite from the oxide composite samples.

Three additional composite samples were submitted to Mintek at the conclusion of the 2010 exploration program. The QEMSCAN1 analysis of these head samples quantified a graphite composition of 4.09%, while the head chemical analysis quantified a graphitic carbon content of 3.87%.

The identification of graphite as a potential credit to our Company’s NI 43-101 compliant vanadium resources led our Company’s geologists to conduct a reconnaissance exploration program (Phase I program) on the Green Giant Property in September, 2011, with the goal of delineating new graphitic trends, and comparing them to those associated with vanadium mineralization.

During the course of the Phase I program, surficial graphitic trends were identified on the Green Giant Property.  These graphite trends were visually determined to be of both higher carbon content, and larger flake size than those associated with the NI 43-101 compliant vanadium resource mineralization.  Based on these field observations, our Company initiated an exploration program which included 10 diamond drill holes (totaling 1,157.5 meters), 16 trenches (totaling 2,842 meters), and 132 grab samples collected over two newly identified prospective graphitic units, named the Fondrana and Fotsy zones, bringing the total number of Graphite Zones on the Property to 5.

1 For the QEMSCAN analysis, graphite impregnated polished epoxy grain mounts were prepared and analyzed using Particle Map Analysis (PMA) which provides a statistically robust population of mineral identification based on X-ray chemistry of minerals and modal abundance. Chemical assay values were determined by Mintek using LECO CS200 and Eltra CS2000 analyzers.

2011 Phase II Exploration
Based on the promising results of the Phase I program, our Company launched the Phase II exploration program in November, 2011.  The objective of the program was to enhance exploration efforts on the Green Giant Property through further drill testing of graphitic trends on this property and to apply geophysical techniques to delineate graphite mineralization. The signing of the JV agreement with Malagasy Minerals for the exploration and development of industrial minerals, prompted additional reconnaissance exploration to ascertain the industrial mineral potential of the joint venture property.

Potential Flake Graphite Camp
During the course of the Phase I and II exploration programs, multiple graphitic or graphitic-vanadium trends were identified with the aid of airborne geophysics, and subsequently verified with ground prospecting, and delineated with the use of an EM31-MK2 (EM31) instrument.  In total, 12 new graphite trends have been identified over the Joint Venture Property. This brings the total number of graphite trends identified to date over the Green Giant Property and the Joint Venture Property to 17, with a cumulative strike length in excess of 320 km.  These observations have validated our Company’s belief that southern Madagascar has the potential to host a potential flake graphite camp.

The graphite trends identified to date by our Company have been named the following:  Berenty, Bemelo, Mahasoa, Bepeha, Besavoa, Fondrana, Mainty, Manga, Molo, Bevaro, Jaky, Fotsy, Rano, Seta, Tanantsoa, Vavy and Ampanihy.

Multiple Graphitic Horizons Identified Within Each Zone With EM31
Field observations indicated that each graphitic zone identified, was comprised of multiple ‘stacked’ graphitic horizons. This observation was validated by surveying a number of the zones in detail with an EM31 ground conductivity instrumentation.  In total, 160.5 line kilometers of EM31 surveying was completed over 5 target areas, the Fondrana, Fotsy, Molo, Seta, and Besavoa targets.

The EM31 geophysical tool was invaluable in delineating the extents of the graphitic zones, as well as their continuity. The EM31 has the capability to also identify multiple graphitic horizons within each zone. As an example, the Fotsy zone has a delineated strike length of 6 kilometers, but the EM31 identified at least 4 separate graphite horizons within the zone, for an aggregate strike length of 24 kilometers. The table below summarizes the graphite strike length analysis as determined by EM31 testing over 5 zones:

Zone	Zone Length (km)	Number of Graphite Horizons	Aggregate EM31 Measured Strike Length (km)
Besavoa	3	4	12
Fondrana	1	3	3
Fotsy	6	4	24
Molo	2	5	10
Seta	1.6	2	3.2
Totals	13.6	18	52.2

Structurally ‘Thickened’ Graphite Zone Identified
Our Company’s outside geoscientists have identified a graphitic zone consisting of multi-folded graphitic strata with a surficially exposed strike length of over 2 kilometers. This zone, called Molo, is characterized by resistant ridges of graphitic schist, and abundant graphitic schist float, with fracture-lined vanadium mineralization yielding field XRF values as high as 0.7% V2O5.  Geologic mapping has revealed the individual graphitic ridges to be between 20 and 150 meters in width within this zone. EM31 surveys indicate the graphite mineralization is pervasive in the area, and that the mineralization is not always exposed.  Wide-spaced drilling of 6 diamond drill holes conducted over a strike length of 1.2 kilometers, intersected graphitic mineralization to a vertical depth of 75 meters with down-hole thicknesses between 60 and 150 meters in width. Graphite mineralization intersected in drill core was open along strike, and at depth.

Vanadium Trend Extended On To JV Property by 30 km
The vanadium trend found on the Green Giant Property has now been increased by an additional 30 km on the Joint Venture Property.  This trend was delineated through the analysis of soil samples with a hand-held XRF analyzer at 25 meter station intervals, and 200 meter line spacing. XRF analysis was an invaluable tool in delineating the original Green Giant Property vanadium trend, and enables our Company to make ‘real-time’ exploration decisions based on field results.

In the course of XRF soil analysis on the JV property, a 1.6 kilometer outcrop of graphitic schist, named the Seta zone, was identified adjacent to the vanadium trend. Geologic mapping in the area indicates that this zone is sub-horizontal, and roughly 20 meters in thickness.

Analytical Results
Exploration activities during the course of the Phase I program included 10 diamond drill holes (totaling 1,157.5 meters) 16 trenches (totaling 2,842 meters), and 132 grab samples.  An additional 19 diamond drill holes (totaling 2,701 meters) and 518 grab samples were completed during the course of the Phase II exploration program.  All samples collected during the exploration programs were submitted for graphitic carbon analysis.

To date, only one quarter of drill hole assays, and one fifth of grab sample assays have been received by our Company.  No trench sample analyses have been received.  Of the samples received, diamond drill core assays as high as 21.0% carbon, and grab samples as high as 21.3% carbon have been received, with the most significant intersection being 7.46% carbon over 61.4 meters down-hole length. A summary table of the significant drill hole intercepts is provided below. For a complete assay list, please refer to our Company’s website www.energizerresources.com (which website is expressly not incorporated by reference into this filing).

Hole ID	From (m)	To (m)	Intersection	Hole ID	From (m)	To (m)	Intersection
FOND-01	17.1	78.5	61.4m @ 7.46%C	including	19.4	27	7.6m @ 14.79 %C
				including	32	39	7.0m @ 7.22 %C
				including	57.5	61	3.5m @ 9.95 %C
				including	62.5	77	14.5m @ 10.86 %C
				Including	72.8	74	1.2m @ 21.0%
FOTSY-01	43	45.5	2.5m @ 8.10 %C
FOTSY-01	51.8	62	10.2m @ 4.41%C	including	51.8	54.5	2.7m @ 5.12 %C
				including	57.5	59	1.5m @ 6.20 %C
FOTSY-01	94.5	101.2	6.7m @ 4.3%C
FOTSY-02	10.8	15.11	4.3m @ 6.22 %C
FOTSY-02	23.93	34.7	10.77m @ 6.19%C	including	23.93	25.2	1.3m @ 6.45 %C
				including	26.55	33.4	6.8m @ 7.45 %C
				including	40.15	42.25	2.1m @ 5.95 %C
				including	96.82	98	1.2m @ 6.03 %C
				including	99.5	101	1.5m @ 5.91 %C
FOTSY-03	21.5	31	9.5m @ 5.27%C	including	21.5	22.5	1.0m @ 5.04 %C
				including	24.35	28	3.6m @ 7.30 %C
				including	29.5	31	1.5m @ 5.78 %C
FOTSY-04	33.42	35	1.6m @ 5.37 %C
FOTSY-04	52	55	3.0m @ 7.91 %C
FOTSY-05	11	12	1.0m @ 5.66 %C
FOTSY-05	23.25	33	9.8m @ 12.02 %C
FOTSY-05	43	48	5.0m @ 4.28%C	including	43	44	1.0m @ 5.48 %C
				including	47	48	1.0m @ 5.19 %C
FOTSY-05	54	63	9.0m @ 6.73%C	including	54	58.5	4.5m @ 8.48 %C
				including	60.15	62.35	2.2m @ 7.26 %C
FOTSY-05	73.5	80.5	7.0m @ 6.8%C	including	76.25	80	3.8m @ 9.54 %C
FOTSY-06	8	34	26.0m @ 4.12%C	including	8	11.5	3.5m @ 5.28 %C
				including	19.5	24.75	5.3m @ 5.28 %C
				including	30.5	34	3.5m @ 6.42 %C

Next Steps
It would be appropriate at this time to comment on time lines related to receipt of assays, and the need for metallurgical analysis to fully outline the type and quality of the graphite on the properties.  Our Company believes that after receiving assays it is both prudent and necessary to wait for the metallurgical analysis to fully inform the market of the potential of the graphite identified to date, but it should be noted that we are comfortable in identifying the graphite as flake based on visual observation and cursory testing.  Our Company will endeavor to expedite the metallurgical process throughout its exploration programs.

Future Programs
The Madagascar properties merit an exploration program consisting of exploratory and infill diamond drilling over vanadium-bearing zones identified by diamond drilling and trenching completed in 2008, 2009, 2010 and 2011.  The goal of the program would be to upgrade inferred vanadium resources to indicated resources and to delineate an indicated graphite resource.  A 5,000 meter, 30-hole drill program will employ one diamond drill to verify additional mineralized zones previously confirmed through trenching and/or prospecting.  This program is anticipated to commence during the spring of 2012.

Our Company’s Canadian National Instrument 43-101 compliant resource estimate confirmed that a significant amount of vanadium has been discovered in the mineralized zones that account for a very small portion (2.55 kilometers) of the overall 48-kilometre trend of vanadium mineralization.  To date, 160 diamond drill holes and 167 trenches have been completed on the property.  With the discovery of graphite during the latter half of 2011, management changed the scope of the NI 43-101 compliant preliminary economic assessment (“PEA”/scoping) study, which was scheduled for completion during late 2011/early 2012. Our Company now anticipates a NI 43-101 compliant graphite resource will be available for the Green Giant Property by the end of September 2012.  This information will be incorporated into a revised PEA study, which is expected to be completed by December 2012.

The economic potential of the property rests upon the ability to extract vanadium and graphite using reasonable, potentially economic parameters.  We are carrying out further larger sample tests and more complete mineralogy and metallurgical testing of vanadium and graphite ores to establish the technological and economic parameters of vanadium and graphite processing.  The goal of this work is to identify a potentially economic processing methods to extract both vanadium and graphite, which are known to exist on the property.

SAGAR PROPERTY

Property Description and Location
The Sagar Property comprises 219 blocks of claims in the Province of Québec, Canada.  The approximate centre of exploration activity is circa 56°22’ N latitude and circa 68° 00’ W longitude.  Details on the individual claims are available on-line at the Government of Québec’s Ministère des Resources Naturelles et de la Faune GESTIM website at https://gestim.mines.gouv.qc.ca.  This property can be accessed by air.

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

Agreement
On May 2, 2006, we signed a letter of intent with Virginia Mines Inc. ("Virginia") for an option to acquire a 75% interest in 200 claims located in northern Quebec, Canada.  Virginia had the right and option to sell the remaining 25% interest in the property.  This agreement was subject to a 2% NSR.  Virginia had previously acquired a 100% interest in the property, subject to a 1% NSR on certain claims, and a 0.5% NSR on other claims.  Virginia has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, our Company issued 2,000,000 of our common shares, 2,000,000 now expired share purchase warrants and incurred exploration expenditures greater than $2,000,000 on the property before September 1, 2008.

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

Copper mineralization has been defined in several spots, the most significant being the Dehli-Pacific showing, which has reported 4.2% copper over 7.6 meters within a drill hole that intersected a shear zone along a sediment-gabbro contact.

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

Cautionary Note
Due to the nature of our business, we anticipate incurring operating losses for the foreseeable future.  We base this expectation, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing, profitable mines.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include, but are not limited to:

-	our ability to raise additional funding as required;
-	the market price for vanadium, graphite, gold, uranium and for any other minerals which we may find;
-	ongoing joint ventures;
-	the results of our proposed exploration programs on our mineral properties
-	environmental regulations that may adversely impact cost and operations; and
-	our ability to find joint venture partners, as needed, for the development of our property interests.

If we are successful in completing an equity financing, as necessary, existing shareholders will experience dilution of their interest in our Company.  In the event we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan.  In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource sector.

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

RESULTS OF OPERATIONS
We have had no operating revenues from inception on March 1, 2004 through to the quarter ended December 31, 2011. Our activities have been financed from the proceeds of securities subscriptions.  From inception, on March 1, 2004, to December 31, 2011, we raised net aggregate proceeds of $37,464,105 from private offerings of our securities and $886,500 through the exercise of common share purchase warrants.

For the period from inception, March 1, 2004, to December 31, 2011, we incurred a loss before income taxes of $61,789,471.  Expenses included $32,186,444 in mineral property and exploration costs and impairment losses on mineral properties. These costs include acquisition costs relating to the Madagascar properties, Sagar properties in Canada, and other abandoned properties.  We also incurred $4,378,152 in professional fees since inception.  In addition, since inception we have recorded general and administrative expenses of $5,946,884 which includes rental costs, travel and office expenses; stock based compensation valued at $21,155,354, net foreign exchange translation gains totaling $867,753, donated services and expenses of $18,750, and total other income (including interest) of $1,088,056.

In order to acquire the Joint Venture Property from MGY, our Company paid a total of $2,261,690 and issued 7,500,000 of our common shares, valued at $1,350,000.   Following our Company’s accounting polices of expensing acquisition costs and exploration expenses on mineral properties as incurred, this amount increased the net loss for the period.

Liquidity, Capital Resources and Foreign Currencies

As at December 31, 2011, we had cash on hand of $6,882,841.  Our working capital was $5,792,443.

We hold a significant portion of cash reserves in Canadian dollars.  Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in translation gains or losses in US dollar terms.  If there was to be a significant decline in the Canadian dollar against the US dollar, the US dollar value of that Canadian dollar cash position presented on our Company’s balance sheet would also significantly decline.  If the US dollar significantly declines relative to the Canadian dollar our quoted US dollar cash position would also significantly decline.  Such foreign exchange declines could cause us to experience losses.

In addition to paying certain expenses in Canadian dollars, our Company is also required, from time to time, to pay expenses in South African Rand, Australian Dollars and Madagascar Ariary.   Therefore, our Company is subject to risks relating to movements in those currencies.

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

•	For the period from July 1, 2011 through December 31, 2011, we did not raise any capital from new financings.

We anticipate that additional funding will be in the form of equity financing from the sale of our common shares. However, our Company cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of common shares for additional phases of exploration.  Our management currently believes that debt financing is not an alternative for funding additional phases of exploration.  Currently, we do not have any arrangements in place for any future equity financing.

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

ITEM 4. - CONTROLS AND PROCEDURES
Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, given the size of our Company and its finance department, that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. - RISK FACTORS
Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below.  If any of the risks  described below, or elsewhere in this report on Form 10-Q, or our Company’s other filings with the Securities and Exchange Commission (the "SEC"), were to occur, our financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline.

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the  Securities  Exchange Act of 1934, as amended and the Securities Act of 1933,  as  amended.  If any of the  risks  factors  actually  occur,  our business,  financial  condition  or results of  operations  could be  materially adversely  affected.  Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline. There has been no material changes to the risk factors previously discussed in Item 1A of our Company's Form 10-K for the year ended June 30, 2011, including but not limited, to the following:

The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern.
The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern.  Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception.  Since our inception, up to December 31, 2011, we had accumulated net losses of $61,844,651.  If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations.  If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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
The timing of democratic elections in Madagascar remains uncertain.  To date, our Company has not been placed under any constraints or experienced any disruptions in our exploration efforts due to the political situation in Madagascar.  Depending on future actions taken by the transitional government in Madagascar, our Company and its business operations could be impacted.

A roadmap was signed by the various political factions on September 17, 2011, a government of national unity was formed in November and the transition parliament was re-structured to include opposition members.  The African Union has endorsed this roadmap.  This roadmap provides a path for democratic elections in Madagascar.  However, at the date of this report, these elections have not taken place and are unlikely to take place until the latter stages of 2012, at the earliest.

As the roadmap has not been fully implemented, the EU has extended its suspension of development assistance to Madagascar (with the continuing exception for humanitarian aid).  With UN assistance, the transition government introduced a law with respect to the independent elections commission which was adopted by the transition parliament in January 2012.  Presently, other elections-related laws are being studied by the parliament.   We are actively monitoring the political climate in Madagascar and continue to hold meetings with representatives of the government and the Ministry of Mines.

As the roadmap has not been fully implemented, the granting, transformation or amendment of exploration and research mining permits within the country has been suspended.  Our Company has continued to pay taxes and administrative fees  in Madagascar with respect to all the mining permits we hold.  These payments have been acknowledged and accepted by the Madagascar government.

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
In the United States, our common shares are currently quoted on the OTCQB.  The OTCQB can be highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks.  There is a greater chance of volatility for securities that trade on the OTCQB as compared to a national securities exchange in the United States, such as the New York Stock Exchange, the NASDAQ Stock Market or the NYSE Amex.  This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions.  U.S. investors in our common shares may experience high fluctuations in the market price and volume of the trading market for our securities.  These fluctuations, when they occur, have a negative effect on the market price for our common shares.  Accordingly, our U.S. shareholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common shares improves.

In addition to being quoted on the OTCQB, on June 16, 2011, our common shares commenced trading on the Toronto Stock Exchange (“TSX”).  The TSX is Canada’s national stock exchange.  Prior to this, from May 5, 2010 to June 15, 2011, our common shares traded in on the TSX – Venture Exchange.  Our common shares are also listed on the Frankfurt Exchange under the symbol YE5.

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
Exploration for minerals is a speculative venture involving substantial risk.  We cannot provide investors with any assurance that our claims and properties contain commercially exploitable reserves.  The exploration work that we intend to conduct on our claims or properties may not result in the discovery of commercial quantities of vanadium, graphite, gold uranium, or other minerals.  Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  In such a case, we would be unable to complete our business plan.

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
Exploration for minerals is a speculative venture involving substantial risk.  We cannot provide investors with any assurance that our claims and properties contain commercially exploitable reserves.  The exploration work that we intend to conduct on our claims or properties may not result in the discovery of commercial quantities of vanadium, graphite, gold, uranium or other minerals.  Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

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

If we confirm commercial concentrations of vanadium, graphite, gold, uranium or other minerals on our claims and interests, we can provide no assurance that we will be able to successfully bring those claims or interests into commercial production.
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

Our performance may be subject to fluctuations in market prices of vanadium, graphite, gold, uranium, and  other minerals.
The profitability of a mineral exploration project could be significantly affected by changes in the market price of the relevant minerals.  Recently, the price of vanadium has increased due to the markets in China as well as the expanded uses including large-scale power storage application.  With respect to the market prices of graphite, its price has increased over the past several months.  The price of gold, while recently reaching an all time high has decreased over the past few months.  Demand for gold can also be influenced by economic conditions, attractiveness as an investment vehicle and the relative strength of the U.S. dollar and local investment currencies.  The market price of uranium has increased due in large measure to projections as to the number of new nuclear energy plants that will be constructed in China, the United States and other jurisdictions.  A number of other factors affect the market prices for other minerals. The aggregate effect of the factors affecting the prices of various minerals is impossible to predict with accuracy.  Fluctuations in mineral prices may adversely affect the value of any mineral discoveries made on the properties with which we are involved, which may in turn affect the market price and liquidity of our common shares and our ability to pursue and implement our business plan.  In addition, the price of vanadium has in the past fluctuated significantly on a month-to-month and year-to-year basis.

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
Further details regarding our Company’s properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on the Sagar Property in Northern Québec and on the Green Giant Property in Madagascar, have been filed within our Company’s filings on Sedar at http://www.sedar.com (which website is expressly not incorporated by reference into this filing).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
For the period from July 1, 2010 through December 31, 2011, our Company issued the following unregistered securities:

On July 2, 2010, our Company issued 500,000 common share purchase warrants to a party who assisted our Company in listing its common stock on the TSX Venture Exchange.  These warrants were valued at $78,100.   The share purchase warrants were valued using the Black-Scholes pricing model with the following assumptions:  risk free interest rate – 1.54%; expected volatility – 172%;  dividend yield – NIL; and expected life – 4 years.

On December 17, 2010 our Company issued 200,000 shares of common stock valued at $90,000 pursuant to a contract with a party to provide advisory services in China.

During January and February 2011, our Company closed a private placement of 30,936,654 units for gross proceeds of $13,921,495.  Each unit consisted of one common share and one half of one common share purchase warrant.  Each of the 15,468,327 warrants issued entitles the holder the right to purchase one common share at an exercise price of $0.75 for a period of two years from the date of issue.  In connection with the private placement, our Company paid finders’ fees consisting of a cash fee of 6% to certain eligible finders totaling $704,115, TSX-V fees totaling $38,411 and compensation warrants equal to 6% of the eligible units sold totaling 1,564,700. Each full compensation warrant entitles the holder to acquire one unit of our Company at $0.45 per unit and expire on February 25, 2013.

During the year ended June 30, 2011, our Company issued a total of 4,549,500 shares of common stock for consideration of $881,950.  This common stock was issued pursuant to the exercise of several share purchase warrants.

On December 16, 2011 our Company issued 7,500,000 shares of common stock valued at $1,350,000 as consideration for the Joint Venture Agreement with Malagasy Minerals Ltd.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
There were no defaults upon senior securities during the period ended December 31, 2011.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION
There is no information with respect to which information is not otherwise called for by this form.
WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the Commission.  Our Commission filings are available to the public over the Internet at the Commission’s website at http://www.sec.gov.  The public may also read and copy any document we file with the Commission at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  We maintain a website at http://www.energizerresources.com, (which website is expressly not incorporated by reference into this filing).  Information contained on our website is not part of this report on Form 10-Q.

ITEM 6. – EXHIBITS
Exhibit Number & Description

3.1
Articles of Incorporation of Uranium Star Corp. (now known as Energizer Resources Inc.) (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K as filed with the SEC on May 20, 2008)

3.2
Articles of Amendment to Articles of Incorporation of Uranium Star Corp. changing its name to Energizer Resources Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on July 16, 2010)

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

4.7
Agency Agreement, dated March 15, 2010, between Energizer Resources, Clarus Securities Inc. and Byron Securities Limited (Incorporated by reference to Exhibit 4.6 to the registrant’s current report on Form 8-K filed with the SEC on March 19, 2010)

10.1
Property Agreement effective May 14, 2004 between Thornton J. Donaldson and Thornton J. Donaldson, Trustee for Yukon Resources Corp. (Incorporated by reference to Exhibit 10.1 to the registrant's Form SB-2 registration statement as filed with the SEC on September 14, 2004)

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

99.1
Canadian National Instrument 43-101 Technical Report Update for Green Giant Property, Fotadrevo, Province of Toliara, Madagascar (Incorporated by reference to Exhibit 99.1 to the registrant's report on Form 8-K filed with SEC on July 9, 2010)

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

Dated: February 14, 2012

By:	/s/ J A Kirk McKinnon
Name: J A Kirk McKinnon
Title: President, Chief Executive Officer and Director

Dated: February 14, 2012

By:	/s/ Richard E. Schler
Name: Richard E. Schler
Title: Vice-President, Chief Financial Officer and Director