Form 10-Q
period 2012-03-31
Energizer Resources, Inc.
filed 2012-05-14
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51151

ENERGIZER RESOURCES INC.
(Name of registrant in its charter)

Minnesota	20-0803515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 – 141 Adelaide Street West, Toronto, Ontario M5H 3L5
(Address of principal executive offices)
_______________________

(416) 364-4911
(Issuer’s telephone number)
_______________________
Securities registered under Section 12(b) of the Exchange Act:None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No  ☒

As of May 14, 2012, there were 156,697,178 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes  ☐    No   ☒

Energizer Resources Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited) including:	3
	Consolidated Balance Sheets
	Consolidated Statements of Operations and Comprehensive Loss
	Consolidated Statements of Cash Flows
	Notes to the Consolidated Financial Statements
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	15
Item 3	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	47

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	48
Item 1a	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	55
Item 4.	Mine Safety Disclosures	55
Item 5	Other information	56
Item 6.	Exhibits	56

CERTIFICATIONS

Exhibit 31 – Management certification	58-59

Exhibit 32 – Sarbanes-Oxley Act	60-61

PART 1

FINANCIAL INFORMATION
As used in this annual report, “we”, “us”, “our”, “Energizer Resources”, “Energizer”, “Company” or “our Company” refers to Energizer Resources Inc. and all of its subsidiaries.

ITEM 1.INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General
The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending June 30, 2012.

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “CAD$” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

ENERGIZER RESOURCES INC.
(An Exploration Stage Company)

Unaudited Condensed Consolidated Interim Financial Statements

For the nine month period ended March 31, 2012

(Expressed in US Dollars)

Energizer Resources Inc.
(An Exploration Stage Company)
Unaudited Condensed Consolidated Interim Balance Sheets
(Expressed in US Dollars)

	March 31, 2012 (Unaudited)	June 30, 2011 (Audited)
Assets
Current Assets:
Cash and cash equivalents	$1,169,726	$4,536,275
Dual currency deposits (note 5)	—	8,031,076
Amounts receivable and prepaid expenses (note 6)	485,580	135,392
Marketable securities (note 7)	3,505,587	40,403
Tax credits recoverable	—	12,073
Loan to related party (note 6)	257,523	—

Total current assets	5,418,416	12,755,219
Equipment (note 4)	—	6,667
Total assets	$5,418,416	$12,761,886

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities:
Accounts payable and accrued liabilities (note 6)	$749,102	$689,857
Derivative liability	—	12,619
Total liabilities	749,102	702,476

Stockholders' Equity
Common stock, 350,000,000 shares authorized, $0.001 par value,156,697,178 issued and outstanding (June 30, 2011 -146,197,178) (note 9)	156,697	146,197
Additional paid-in capital	69,673,556	63,998,735
Donated capital	20,750	20,750
Accumulated comprehensive loss	(39,336)	(32,432)
Accumulated deficit during exploration stage	(65,142,353)	(52,073,840)
Total stockholders' equity	4,669,314	12,059,410
Total liabilities and stockholders' equity	$5,418,416	$12,761,886

The accompanying notes are an integral part of these condensed consolidated interim unaudited financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Unaudited Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)

	March 1, 2004 (date of inception) to March 31, 2012	For the nine months ended March 31,		For the three months ended March 31,
		2012	2011	2012	2011
Revenues	$—	$—	$—	$—	$—

Expenses
Stock-based compensation (notes 6,9 and 10)	22,668,884	3,631,321	237,710	1,513,530	—
Mineral exploration expense (note 8)	21,945,630	3,277,674	1,106,906	1,117,823	196,961
Impairment loss on mineral properties (note 7)	11,358,637	3,770,129	—	—	—
General and administrative (note 6)	6,100,380	1,061,596	973,753	153,496	366,145
Professional and consulting fees	5,078,701	1,380,506	883,046	700,549	332,607
Depreciation	61,919	6,667	6,667	2,223	2,223
Donated services and expenses	18,750	—	—	—	—
Foreign currency translation (gain)/loss	(956,836)	14,859	(67,826)	(89,083)	(48,501)

Total expenses	66,276,065	13,142,752	3,140,256	3,398,538	849,435

Net loss from operations	(66,276,065)	(13,142,752)	(3,140,256)	(3,398,538)	(849,435)

Other Income
Investment income / (loss)	829,859	74,239	27,047	45,656	27,011
Other income	303,853	—	—	—	—

Net loss	(65,142,353)	(13,068,513)	(3,113,209)	(3,352,882)	(822,424)
Unrealized (loss) gain from investments in marketable securities	(45,180)	(6,904)	(2,530)	10,000	8,575

Comprehensive loss	$(65,187,533)	$(13,075,417)	$(3,115,739)	$(3,342,882)	$(813,849)

Loss per share - basic and diluted (note 12)		$(0.09)	$(0.03)	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted		149,243,214	117,577,323	154,001,134	132,084,283

The accompanying notes are an integral part of these condensed consolidated interim unaudited financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Unaudited Condensed Consolidated Interim Statements of Cash Flows
(Expressed in US Dollars)

	March 1, 2004 (date of inception) to	For the nine months ended March 31,
	March 31, 2012	2012	2011
Operating Activities
Net loss	$(65,142,353)	$(13,068,513)	$(3,113,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61,919	6,667	6,667
Donated services and expenses	20,750	—	—
Non-cash proceeds received	(74,000)	—	—
Dual currency deposits	72,095	90,551	—
Impairment loss on mineral properties	11,358,637	3,770,129	—
Stock-based compensation	22,668,884	3,631,321	237,710
Issuance of shares and warrants for services rendered	168,100	—	168,100
Change in operating assets and liabilities:
Amounts receivable and prepaid expenses	(135,392)	(350,188)	(55,601)
Accounts payable and accrued liabilities	749,928	59,245	(70,537)
Tax credits recoverable	(245,186)	12,073	—
Non-cash portion of marketable securities	(55,497)	(55,834)	—
Government grants received	245,186	—	—
Unrealized foreign exchange (loss)/gain in operating assets and liabilities	—	—	(13,496)
Net cash used in operating activities	(30,306,929)	(5,904,549)	(2,840,366)

Financing Activities
Proceeds from issuance of common stock, net	38,099,105	635,000	13,217,120
Exercise of warrants and stock options	955,500	69,000	464,200
Government grants received	—	—	22,903
Net cash provided by financing activities	39,054,605	704,000	13,704,223
Investing Activities
Mineral property acquisition costs	(3,419,973)	(2,420,129)	—
Purchase of property and equipment	(61,918)	—	—
Investment in dual currency deposits	(32,938,800)	(24,938,800)	—
Redemption of dual currency deposits	32,867,078	32,867,078	—
Loan to related party	(256,014)	(256,014)	—
Purchases of marketable securities	(3,418,135)	(3,418,135)	—
Net cash (used in) provided by investing activities	(7,227,762)	1,834,000	—
Increase (decrease) in cash and cash equivalents	1,519,914	(3,366,549)	10,863,857
Cash and cash equivalents - beginning of period	—	4,536,275	2,505,480
Cash and cash equivalents - end of period	$1,169,726	$1,169,726	$13,369,337
Non-cash investing and financing activities:
Issuance of common stock for mineral properties	$5,190,500	$1,350,000	$—
Issuance of common stock & warrants for services	$5,811,125	$0	$168,000
Supplemental Disclosures:
Interest received	$817,442	$61,822	$—
Taxes received	$12,507	$—	$12,507

The accompanying notes are an integral part of these condensed consolidated interim unaudited financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2012
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

These condensed consolidated interim financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has yet to generate revenue from mining operations or pay dividends and is unlikely to do so in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  As at March 31, 2012, the Company has accumulated losses of $65,142,353.  These condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.           Significant Accounting Policies

Principals of Consolidation and Basis of Presentation
These condensed consolidated interim financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and are expressed in US dollars.   These condensed consolidated interim financial statements include the accounts of Energizer Resources Inc. and its wholly-owned subsidiaries, Energizer Resources (Mauritius) Ltd., THB Ventures Ltd, Energizer Resources Madagascar Sarl, and Energizer Resources Minerals Sarl. In addition, these condensed consolidated interim financial statements include the Company's 75% interest in Madagascar-ERG Joint Venture (Mauritius) Ltd. and its subsidiary ERG (Madagascar) Sarl.   All inter-company balances and transactions have been eliminated on consolidation.  The Company's fiscal year end is June 30.

Condensed Consolidated Interim Financial Statements
These condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and should be read in conjunction with those annual financial statements filed on Form 10-K for the year ended June 30, 2011.  In the opinion of management, these condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Fair Value of Financial Instruments Hierarchy
ASC Topicñ820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Cash and cash equivalents and marketable securities that the Company held were in Level 1 and dual currency deposits were in Level 2  within the fair value hierarchy.  The three levels are as follows:

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2012
(Expressed in US Dollars)

2.           Significant Accounting Policies - continued

Fair Value of Financial Instruments Hierarchy - continued
Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 includes marketable securities such as listed equities and U.S. government treasury securities.

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

3.           Recent Accounting Pronouncements Affecting The Company

The following are recent FASB accounting pronouncements which may have an impact on the Company's future condensed consolidated interim unaudited financial statements.

•
"Comprehensive Income (Topic 220): Presentation of Comprehensive Income": ("ASU 2011-05") was issued during June 2011. FASB issued guidance regarding the presentation of Comprehensive Income within financial statements.  The guidance was effective for interim and annual periods beginning after December 15, 2011.

•
"Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment": ("ASU 2011-08") was issued during September 2011. FASB issued guidance on how to determine whether goodwill amounts on the balance sheet have been impaired.  The guidance was effective for annual periods beginning after December 15, 2011 and interim periods within those years.

•
"Comprehensive Income (Topic 202): Deferral of the Effective date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No 2011-05": ("ASU 2011-12") was issued during December 2011.  FASB provides clarification and guidance relating to the effects of reclassifications of amounts out of accumulated other comprehensive income and into net income.   The guidance is effective for annual periods beginning after December 15, 2011 and interim periods within those years.

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

The adoption of the Topic 220, Topic 350 and Topic 202 did not have a material impact on the Company's condensed consolidated interim financial statements.  The Company is currently evaluating its impact of Topic 201 on these condensed consolidated interim financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2012
(Expressed in US Dollars)

4.           Equipment

All of the Company's fixed assets were fully depreciated as of March 31, 2012 (June 30, 2011: $6,667).  For the nine month period ended March 31, 2012, depreciation expense totaled $6,667 (March 31, 2011: $6,667).

5.           Dual Currency Deposits

On March 31, 2012, the Company held a total of $nil (June 30, 2011: $8,000,000) with a Canadian bank in short term dual currency deposits ("DCD"), representing $nil (June 30, 2011: $4,000,000).

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

The following are the related party transactions for the nine month period ended March 31, 2012:

a)	The Company incurred a total of $59,550 (March 31, 2011: $48,810) in office administration and rent expense from a company related by common management.

b)
9,420,000 (March 31, 2011: 1,100,000) stock options were issued to related parties during the period with exercise prices between $0.20 and $0.30.  These stock options which were valued at $2,145,231 (March 31, 2011: $237,710) were issued to directors, officers and relatives of directors.

c)	The Company incurred $595,446 (March 31, 2011: $576,315) in administrative, management and consulting fees to directors, officers and relatives of directors.

d)	The Company incurred $134,834 (March 31, 2011: $Nil) in charges from an mining and engineering firm to which one of the Company's directors serves as a senior officer and a director for.

The following are the related party balances as of for the nine month period ended March 31, 2012:

a)	Related party balances of $Nil (June 30, 2011: $168,000) were included in accounts payable and accrued liabilities and $34,319 (June 30, 2011: $Nil) in prepaid expenses.

b)	The Company has recorded a short-term loan to a related party totaling $257,523 (June 30, 2011: $Nil). This loan is interest bearing and is expected to be paid back in full within the next 12 months.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2012
(Expressed in US Dollars)

7.           Marketable Securities

Marketable securities consist of available-for-sale securities over which the Company does not have significant influence or control.  These investments included $3,471,587 (June 30, 2011: $Nil) invested in a monthly income bond fund and $34,000 (June 30, 2011: $40,403) invested in TSX-Venture entities.

8.           Mineral Properties

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

Malagasy Joint Venture Ground, Madagascar, Africa
On December 14, 2011, the Company entered into a Definitive Joint Venture Agreement (“JVA”) with Malagasy Minerals Limited (“Malagasy”) (Australian Stock Exchange: MGY) to acquire a 75% interest to explore and develop a defined group of industrial minerals (which includes graphite, vanadium as well as approximate 25 other minerals).  Malagasy will retain its 25% interest. The new land position covers an area totaling 2,119 research permits and 827.7 square kilometres.  This land portfolio is mainly adjacent to the south and east of the Company's Green Giant Property in the country of Madagascar.  Under the terms of the JVA, the Company paid Malagasy a total of $2,261,690  and issued 7,500,000 of the Company's shares valued at $1,350,000.   Malagasy has a  free carried interest until the Company delivers a Bankable Feasibility Study (“BFS”).  Upon the delivery of a BFS, Malagasy will be required to contribute its 25% interest in the development and mining operations.   Should either party's interest subsequently fall below 10%, their position will be diluted to a 2% NSR. As it has not yet determined whether the property has probable or proven reserves, the Company recognized an impairment loss during fiscal 2012 totaling $3,770,129 which represented the total cash paid and the value of common shares issued as well as legal and other professional fees paid.

Sagar Property -Romanet Horst, Labrador Trough, Quebec, Canada
The Company holds 219 claims located in northern Quebec, Canada which were acquired from Virginia Mines Inc.  ("Virginia") on May 2, 2006.  Virginia retains a  2% NSR on the ground.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2012
(Expressed in US Dollars)

9.           Common Stock

a)
On July 2, 2010, the Company issued 500,000 common share purchase warrants valued at $78,100 to a company who assisted the with the Company's in listing on the TSX Venture Exchange.  The share purchase warrants were valued using the Black-Scholes pricing model with the following assumptions:  risk free interest rate - 1.54%; expected volatility - 172%;  dividend yield - NIL; and expected life - 4 years.

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

d)
During January and February 2011, the Company closed a private placement of 30,936,654 units for gross proceeds of $13,921,495.  Each unit consisted of one common share and one half of one common share purchase warrant.  Each of the 15,468,327 warrants issued can be used to purchase one common share at an exercise price of $0.75 for two years from the date of issue.  In connection with the private placement, the Company paid $704,115, TSX-V fees of $38,411 and 1,564,700 compensation warrants.  The compensation warrant entitles the holder to acquire one unit at $0.45 per unit and expire on February 25, 2013.

e)
During the year ended June 30, 2011, the Company issued 4,549,500 shares of common stock for consideration of $886,500.  The shares were issued pursuant to the exercise of several share purchase warrants.

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

i)	On December 16, 2011, the Company issued 7,500,000 shares of common stock at $0.18 per share valued at $1,350,000 as consideration for the Joint Venture Agreement with Malagasy Minerals Ltd.

j)	On March 4, 2012, the Company issued 460,000 shares of common stock for consideration of $69,000. The shares were issued pursuant to the exercise of stock options.

k)
On March 7, 2012, the Company issued 6,275,000 stock options to directors, officers and consultants of the Company valued at $1,513,530.   The stock options were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.00%; expected volatility - 131%; dividend yield - NIL; and expected life - 5 years.  These stock options vested on the grant date.

l)	On March 25, 2012, the Company closed a private placement with DRA Minerals Inc whereby it raised a total of $635,000 by issuing 2,540,000 common stock at $0.25 per share.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2012
(Expressed in US Dollars)

10.        Stock Options

On March 9, 2006, the Company filed a Form S-8 registration statement in connection with its newly adopted 2006 Stock Option Plan (the “2006 Plan”) allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares. On December 18, 2006, February 16, 2007, July 11, 2007, September 29, 2009, May 3, 2011 and March 1, 2012 the 2006 Plan was amended to increase the stock option pool by a total of 25,000,000 additional common shares.

The following table summarizes the continuity of the Company's stock options, all of which vest on the grant date:

	Number of Options	Weighted-Average Exercise Price ($)
Outstanding and exercisable, June 30, 2010	13,620,000	0.30
Granted	1,100,000	0.25
Cancelled	(590,000)	0.57

Outstanding and exercisable, June 30, 2011	14,130,000	0.29
Granted	15,665,000	0.27
Exercised	(460,000)	0.15
Expired	(2,475,000)	0.15
Cancelled	(3,300,000)	0.31

Outstanding and exercisable, March 31, 2012	23,560,000	0.29

The following is a summary stock options outstanding as of March 31, 2012:

Exercise	Number of	Expiry
Price ($)	Stock Options	Date

0.15	2,395,000	July 11, 2012
0.35	750,000	September 2, 2013
0.40	5,350,000	May 11, 2014
0.30	4,575,000	July 1, 2016
0.20	1,850,000	October 24, 2016
0.21	2,365,000	December 1, 2016
0.28	6,275,000	March 7, 2017

0.29	23,560,000

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2012
(Expressed in US Dollars)

11.        Warrants

The following table summarizes the continuity of the Company's warrants:

	Number of Warrants	Exercise Price ($)

Outstanding, June 30, 2010	31,889,667	0.41
Granted	17,737,028	0.70
Exercised	(4,549,500)	0.19
Expired	(511,500)	0.20

Outstanding, June 30, 2011	44,565,695	0.55
Expired	(946,000)	0.37

Outstanding, March 31, 2012	43,619,695	0.56

The following is a summary warrants outstanding as of March 31, 2012:

Exercise	Number of	Expiry
Price ($)	Warrants	Date

0.75	15,468,328	January 28, 2013 - February 25, 2013
0.45	1,564,700	February 25, 2013
0.50	870,000	March 15, 2013
0.30	400,000	March 15, 2013
0.15	3,650,000	April 26, 2013
0.50	21,666,667	May 5, 2013

	43,619,695

12.           Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common stock outstanding.  Diluted loss per share and the weighted average number of shares of common stock exclude all potentially dilutive shares since their effect is anti-dilutive.  As at March 31, 2012, there were a total of 67,179,695 (March 31, 2011: 61,318,695) potentially dilutive stock options and warrants outstanding.

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

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with our Financial Statements and Notes to Financial Statements included in ourfiscal 2011 Annual Report on Form 10-K for the year ended June 30, 2011, filed with the Securities and Exchange Commission on September 28, 2011.Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2011.

Our financial statements have been prepared in accordance with United States generally accepted accounting principles. We urge you to read this report in conjunction with the risk factors described herein.

BACKGROUND
Company Overview
Energizer Resources Inc. was incorporated in the State of Nevada with the name Uranium Star Corp on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008. On December 16, 2009, we  changed our name from Uranium Star Corp to Energizer Resources Inc.Our fiscal year-end is June 30.

During fiscal 2008, we incorporated Energizer Resources (Mauritius) Ltd, a Mauritius subsidiary and Energizer Resources Madagascar Sarl, a Madagascar subsidiary.  During fiscal 2009, we incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl, a Madagascar subsidiary, which holds the Madagascar properties. During fiscal 2012, we incorporated Madagascar-ERG Joint Venture (Mauritius) Ltd, a Mauritius subsidiary and ERG Madagascar Sarl, a Madagascar subsidiary.  ERG (Madagascar) Sarlis 100% owned by Madagascar-ERG Joint Venture (Mauritius) Ltd.,  which is owned 75% by Energizer Resources (Mauritius) Ltd.

We have not had any bankruptcy, receivership or similar proceeding since incorporation. Except as described below, there have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

Summary of Our Business
We are an exploration stage company engaged in the search for vanadium, graphite, uranium, gold and other minerals. We have an interest in properties located in the African country of Madagascar and Canada (Province of Québec). None of the properties in which we hold an interest have known mineral reserves of any kind at this time.  As such, the work programs planned by us are exploratory in nature.

Our executive offices are currently located at 520–141 Adelaide Street West, Toronto, Ontario, Canada M5H 3L5. Our telephone number is (416) 364-4911. We maintain a website at www.energizerresources.com (which website is expressly not incorporated by reference into this filing).These offices are leased on a month-to-month basis, and our monthly rental payments are approximately CAD$5,000.

UNTIL WE CAN VALIDATE OTHERWISE, THE PROPERTIES OUTLINED BELOW HAVE NO KNOWN MINERAL RESERVES OF ANY KIND AND WE ARE PLANNING PROGRAMS THAT ARE EXPLORATORY IN NATURE.

Further details regarding our properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on our Green Giant Property (formerly the Three Horses Property in Madagascar) and our Sagar property in Northern Quebec can be found on our company’s website: www.energizerresources.com (which website is expressly not incorporated by reference into this filing) or in our  filings on www.sedar.com(which website is expressly not incorporated by reference into this filing). The websites referred to above are expressly not incorporated by reference into this filing.

Properties
Madagascar Properties
Green Giant Property, Madagascar
On August 22, 2007, we acquired a 75% interest in approximately 225 sq. kilometres of mineral research permits in the District of Toliara, Madagascar. This interest is held by a limited liability company that was formed under the laws of Madagascar which held a 75% interest in the property.  The remaining 25% interest was held by Madagascar Minerals and Resources Sarl.  On July 9, 2009, we acquired the remaining 25% interest in the property and now hold a 100% interest in the property.

Joint Venture Ground, Madagascar
On December 14, 2011, as reported in our current report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2011, we entered into a Definitive Joint Venture Agreement (“JVA”) with Malagasy Minerals Limited (“Malagasy”) (Australian Stock Exchange: MGY (“MGY”)) to acquire a 75% interest to explore and develop a defined group of industrial minerals.  Our company will manage the exploration operations for the industrial minerals on this ground.

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

Competitive Conditions in our Industry
The mineral exploration and mining industry is competitive in all phases of exploration, development and production. We compete with a number of other entities and individuals in the search for, and acquisition of, attractive mineral properties. As a result of this competition, the majority of which is with companies with greater financial resources than us, we may not in the future be able to acquire attractive properties on terms our management  considers acceptable.  Furthermore, we  compete with other resource companies, many of whom have greater financial resources and/or more advanced properties that are better able to attract equity investments and other capital.  Factors beyond our control may affect the marketability of minerals mined or discovered by us.

Employees
As of March 31, 2012, we had nil total employees and nil full-time employees. We engage consultants to serve as officers and to perform professional, geological and administrative functions for us.

MADAGASCAR PROPERTIES

Green Giant Property Description and Location
The Green Giant Property is comprised of 6 mineral permits. The properties are located in the District of Toliara and are referenced as TN 12,306,P(R); TN 12,814, P(R); TN 12,887 P(R); TN 12,888 P(R); TN 13,020 P(R); TN 13,021 P(R) as issued by the Bureau de Cadastre Minier de Madagascar (“BCMM”) pursuant to the Mining Code 1999 (as amended) and its implementing decrees. The total land position is 225 sq.kilometres.  This property can be accessed by both air and road.

Joint Venture Property Description and Location
The “Joint Venture Property” is comprised of a portion of or all of 39 mineral permits. The properties are located in the District of Toliara and are referenced as TN 3,432,P(R); TN 5,394, P(R); TN 13,064 P(R); TN 13,811 P(R); TN 14,619 P(R); TN 14,620 P(R); TN 14,622 P(R); TN 14,623 P(R);TN 16,747 P(R); TN 16,753 P(R); TN 19,003 P(R); TN 19,851 P(R); TN 19,932 P(R); TN 19,934 P(R); TN 19,935 P(R); TN 21,059 P(R); TN 21,060 P(R); TN 21,061 P(R); TN 21,062 P(R); TN 21,063 P(R); TN 21,064 P(R); TN 24,864 P(R); TN 25,605 P(R); TN 25,606 P(R); TN 28,340 P(R); TN 28,346 P(R); TN 28,347 P(R); TN 28,348 P(R); TN 28,349 P(R); TN 28,352 P(R); TN 28,353 P(R); TN 29,020 P(R); TN 31,734 P(R); TN 31,735 P(R); TN 38,323 P(R); TN 38,324 P(R); TN 38,325 P(R); TN 38,392 P(R); and TN 38,469 P(R) as issued by the Bureau de Cadastre Minier de Madagascar (“BCMM”) pursuant to the Mining Code 1999 (as amended) and its implementing decrees.  The total land position is 827.7 sq.kilometres.  This property can be accessed by both air and road.

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

On July 9, 2009, we entered into an agreement to acquire the remaining 25% interest of the Green Giant Property for $100,000.  Upon our  acquisition of the remaining 25%, the joint venture was terminated.  MMR retains a 2% NSR.  We can acquire the NSR on this 25% interest portion at a price of $500,000 in cash or common shares for the first 1% and at a price of $1,000,000 in cash or common shares for the second 1% at our option.

Joint Venture Ground, Madagascar, Africa
On December 14, 2011, we  entered into a Definitive Joint Venture Agreement (“JVA”) with Malagasy to acquire a 75% interest to explore and develop a defined group of industrial minerals (as noted below).  Malagasy retains a 25% interest in the exploration and development of the define group of industrial minerals. The new land position covers an area totaling 2,119 research permits and 827.7 square kilometres.  This land portfolio is mainly adjacent to the south and east of the Green Giant Property.  Under the terms of the JVA, we paid Malagasy $2,261,690 and issued 7,500,000 of our common  shares.   Malagasy has a free carried interest until we deliver a Bankable Feasibility Study (“BFS”). Upon the delivery of a BFS, Malagasy  will be required to contribute its 25% interest in the development and mining operations.   Should either party’s interest subsequently fall below a 10% interest, their position will be diluted to a 2% NSR.

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

During January 2012, we signed a formal agreement with South Africa's DRA Mineral Projects (“DRA”), a world-leading process engineering and mining project development management firm, for the development of our projects in Madagascar.  Specific focus will be on the development of vanadium and graphite minerals.  This partnership provides us with the ability to both build and manage a mining operation.   It also provides DRA the option to purchase up to 5% of our company through private placement at current market conditions.

Madagascar Historical Exploration Programs
The Green Giant Property displays extensive gossans outcroppings at surface.  An examination of part of this property revealed several large areas covered with gossanous boulders, which are believed to overlie massive sulphide mineralization.  Phases of the exploration projects were managed by Craig Scherba, one of our outside consultant geologists.

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

The discovery of potentially significant vanadium mineralization from prior programs resulted in the initiation of resource delineation drill program during September2009 to December 2009. This program consisted of the following:
•   XRF soil sample analyses (8,490 samples) on lines 200 metres apart and covering 18 kilometre strike length
•   Scintillometer surveying (112 line kilometres) on lines 200 metres apart over an 18 kilometre strike length
•   Trenching (140 trenches for 17,105 metres)
•   Diamond drilling of 54 diamond drill holes over 8,931 metres

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

Based on these results, we conducted an additional exploration program on the property from April 2010 to July 2010. This program consisted of the following activities:
•   Diamond drilling of 46 diamond drill holes over 8,952metres
•   Prospecting over selected target areas with the aid of a mobile XRF analyzer (20 grab samples)
•   Geologic mapping over the Manga and Mainty deposits at 1:5000 scale
•   ERT ground geophysical survey (5.64 km)
•   MAG ground geophysical survey (169.53 km)
•   Gradient Array EM ground geophysical survey (128.82 km)

In 2011, the identification of graphite as a potential credit to our  NI 43-101 compliant vanadium resources in the Manga, Jaky and Mainty zones led our geologists to conduct a reconnaissance exploration program (Phase I program) on the properties in September, 2011.  The goal of this exploration program was to delineate new graphitic trends, and compare them to those associated with vanadium mineralization. This program consisted of the following activities:
•   Diamond drilling of 10 holes over 1,157.5 metres
•   Trenching (16 trenches for 1,912 metres)
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
•   Diamond drilling of 20 holes over 2,842metres
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

The primary aim of the September to December 2009 drill program was to delineate reserves at the Jaky and Manga targets.  A total of 8,931 metres (4,509metres in 30 drill holes at the Jaky target and 4,422metres in 24 drill holes at the Manga target) of diamond drilling was completed.  Selected drill holes were oriented with point load test and orientation measurements recorded.

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

Analytical results from the 2009 exploration program were provided toAGP Mining Consultants (“AGP”),a consulting engineering firm,in order to calculate a vanadium pentoxide resource.  Based on the favourable resource calculation results, we  conducted additional drilling between April 2010 and July, 2010. This program involved diamond drilling with accompanying lithological, structural and geotechnical logging, specific gravity determination, point load tests and metallurgical sampling. The primary aim of this drilling was to delineate additional reserves at the Jakyand Manga targets, as well as targeting an additional target, the Mainty. A total of 8,952metres of diamond drilling was completed in 46 holes.  Selected drill holes were oriented with point load test and orientation measurements recorded.

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

Metallurgy
Various metallurgical scoping test programs have been completed since 2009, covering physical and chemical pre-concentration processes, acid and alkaline leaching (atmospheric and pressure), alkaline salt roasting and high definition mineralogical characterisation.Mineralogical characterisation of several silicate samples has revealed a unique deportment of vanadium on the Green Giant Property.  Vanadium bearing minerals include clays, micas, oxides, and sulphides.  The vanadium deportment for three recent silicate composites is summarized below.

Vanadium Deportment, Mass % - Summary
Mineral	HMC(%)	MPC (%)	Silicate (%)
Other	0.0	0.1	0.1
Rutile	1.7	1.3	2.0
Pyrrhotite	0.4	2.0	0.5
Other Micas/Clays	0.7	4.0	3.0
Sillimanite	1.3	0.2	0.0
Cordierite	3.0	5.1	4.2
Phlogophite (low-V)	53.5	5.0	5.8
Phlogophite (high-V)	26.1	19.5	26.1
Roscoelite	14.5	11.1	15.0
V-Phosphate	0.7	0.0	0
V-Oxides	28.6	22.6	18.6
V-Fe Sulphide	17.4	29.2	24.6

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

Leaching with alkaline lixiviants such as soda ash (Na2CO3) and caustic soda (NaOH) has historically not resulted in high vanadium extractions.  Pressure leaching with soda ash (Phase 2) resulted in 30% to 40% vanadium extraction which, although lower than the acid-based leach results, was significantly higher than atmospheric alkaline leach extractions.  The more selective alkaline lixiviants provide much cleaner leach liquors, with minimal co-extraction of problematic elements.

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

As the project continues to develop, further scoping work is essential to allow optimization of the roast and leach conditions for both silicate and oxide samples from all zones.The metallurgical processes tested would undoubtedly benefit from higher head grades.  Therefore, it is important that future metallurgical programs assess the influence of higher feed vanadium concentrations.

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

2011 Phase I Exploration
The mineralization delineated in our NI43-101 compliant vanadium resource was found in two types of rocks, silicates and oxides. Petrographic descriptions undertaken on thin sections of selected rocks submitted for metallurgical analysis to Minteklabs of South Africa, identified 17.17% modal graphite from the silicate composite and 15.87% modal graphite from the oxide composite samples.

Three additional composite samples were submitted to Mintek at the conclusion of the 2010 exploration program. The QEMSCAN1 analysis of these head samples quantified a graphite composition of 4.09%, while the head chemical analysis quantified a graphitic carbon content of 3.87%.

The identification of graphite as a potential credit to our NI 43-101 compliant vanadium resources led our  geologists to conduct a reconnaissance exploration program (Phase I program) on the Green Giant Property in September, 2011, with the goal of delineating new graphitic trends and comparing them to those associated with vanadium mineralization.

During the course of the Phase I program, surficial graphitic trends were identified on the Green Giant Property. These graphite trends were visually determined to be of both higher carbon content, and larger flake size than those associated with the NI 43-101 compliant vanadium resource mineralization. Based on these field observations, we  initiated an exploration program which included 10 diamond drill holes (totaling 1,157.5 metres), 16 trenches (totaling2,842metres), and 132 grab samples collected over two newly identified prospective graphitic units, named the Fondrana and Fotsy zones, bringing the total number of Graphite Zones on the Property to 5.

 _____________________________________

1 For the QEMSCAN analysis, graphite impregnated polished epoxy grain mounts were prepared and analyzed using Particle Map Analysis (PMA) which provides a statistically robust population of mineral identification based on X-ray chemistry of minerals and modal abundance. Chemical assay values were determined by Mintek using LECO CS200 and Eltra CS2000 analyzers.

2011 Phase II Exploration
Based on the promising results of the Phase I program, we commenced  the Phase II exploration program in November, 2011. The objective of the program was to enhance exploration efforts on the Green Giant Property through further drill testing of graphitic trends on thisproperty and to apply geophysical techniques to delineate graphite mineralization. The signing of the JV agreement with Malagasy Minerals for the exploration and development of industrial minerals prompted additional reconnaissance exploration to ascertain the industrial mineral potential of the joint venture property.

Potential Flake Graphite Camp
During the course of the Phase I and II exploration programs, multiple graphitic or graphitic-vanadium trends were identified with the aid of airborne geophysics, and subsequently verified with ground prospecting, and delineated with the use of an EM31-MK2 (EM31) instrument. In total, 12 new graphite trends have been identified over the Joint VentureProperty. This brings the total number of graphite trends identified to date over the Green Giant Property and the Joint Venture Property to 17, with a cumulative strike length in excess of 320 km. These observations have validated our Company’s belief that southern Madagascar has the potential to host a potential flake graphite camp.

The graphite trends identified to date by our company have been named the following:  Berenty, Bemelo, Mahasoa, Bepeha, Besavoa, Fondrana, Mainty, Manga, Molo, Bevaro, Jaky, Fotsy, Rano, Seta, Tanantsoa, Vavy andAmpanihy.

Multiple Graphitic Horizons Identified Within Each Zone With EM31
Field observations indicated that each graphitic zone identified was comprised of multiple ‘stacked’ graphitic horizons. This observation was validated by surveying a number of the zones in detail with an EM31 ground conductivity instrumentation.  In total, 160.5 line kilometres of EM31 surveying was completed over 5 target areas, the Fondrana, Fotsy, Molo, Seta, and Besavoa targets.

The EM31 geophysical tool was invaluable in delineating the extents of the graphitic zones, as well as their continuity. The EM31 has the capability to also identify multiple graphitic horizons within each zone. As an example, the Fotsy zone has a delineated strike length of 6 kilometres, but the EM31 identified at least 4 separate graphite horizons within the zone, for an aggregate strike length of 24 kilometres. The table below summarizes the graphite strike length analysis as determined by EM31 testing over 5 zones:

Zone	Zone Length (km)	Number of Graphite Horizons	Aggregate EM31 Measured Strike Length (km)
Besavoa	3	4	12
Fondrana	1	3	3
Fotsy	6	4	24
Molo	2	5	10
Seta	1.6	2	3.2
Totals	13.6	18	52.2

Structurally ‘Thickened’ Graphite Zone Identified
Ouroutside geoscientists have identified a graphitic zone consisting of multi-folded graphitic strata with a surficially exposed strike length of over 2 kilometres. This zone, called Molo, is characterized by resistant ridges of graphitic schist, and abundant graphitic schist float, with fracture-lined vanadium mineralization yielding field XRF values as high as 0.7% V2O5. Geologic mapping has revealed the individual graphitic ridges to be between 20 and 150 metres in width within this zone. EM31 surveys indicate the graphite mineralization is pervasive in the area, and that the mineralization is not always exposed. Wide-spaced drilling of 6 diamond drill holes conducted over a strike length of 1.2 kilometres, intersected graphitic mineralization to a vertical depth of 75 metres with down-hole thicknesses between 60 and 150 metres in width. Graphite mineralization intersected in drill core was open along strike, and at depth.

Vanadium Trend Extended On To JV Property by 30 km
The vanadium trend found on the Green Giant Property has now been increased by an additional 30 kilometres on the Joint Venture Property. This trend was delineated through the analysis of soil samples with a hand-held XRF analyzer at 25 metre station intervals, and 200 metre line spacing. XRF analysis was an invaluable tool in delineating the original Green Giant Property vanadium trend, and enables our Company to make ‘real-time’ exploration decisions based on field results.

In the course of XRF soil analysis on the JV property, a 1.6 kilometre outcrop of graphitic schist, named the Seta zone, was identified adjacent to the vanadium trend. Geologic mapping in the area indicates that this zone is sub-horizontal, and roughly 20 metres in thickness.

2011 Diamond Drilling
Petrographic work completed on the 2010 drilling samples resulted in the realization that a significant graphitic resource may exist on the Green Giant Property. Therefore, a 2-phase reconnaissance drilling program was implemented to test the viability and potential of graphitic resources defined during prospecting and mapping activities. Phase I of this program then resulted in the completion of 10 holes, for a combined aggregate of 1,157metres. Of these 10 holes, 2 were cut and quartered, and sent to Mintek, South Africa for metallurgical samples.  No assurances can be provided as to the results of the analysis. Phase II of the program targeted significant graphitic occurrences on both the Green Giant and JV properties, with the aim of better defining known deposits and better understanding the new locations. This resulted in 19 holes for a combined aggregate of 1701m of drilling. Of these 19 holes, one larger diameter PQ hole was completed and sent to Activation Labs in Ancaster, Ontario, Canada for metallurgical analysis. No assurances can be provided as to the results of the analysis.

Target	Area	HoleID	UTMX	UTMY	Az	Dip	Depth	Elev
Graphite	FONDRANA	FOND-01	502132	7355354	110	-45	170	520
Graphite	FONDRANA	FOND-02	502103	7355162	110	-45	137	488
Graphite	FONDRANA	FOND-03	502108	7355455	110	-45	165	486
Graphite	FONDRANA	FOND-04	501962	7354981	115	-45	156	517
Graphite	FONDRANA	FOND-05	501987	7355555	90	-45	131	499
Graphite	FONDRANA	FOND-06	501797	7355061	95	-45	137.29	467
Graphite	FOTSY	FOTSY-01	507809	7335215	110	-45	173	500
Graphite	FOTSY	FOTSY-02	507808	7335015	90	-45	113	500
Graphite	FOTSY	FOTSY-03	507744	7334815	90	-45	113	500
Graphite	FOTSY	FOTSY-04	507818	7334820	90	-45	65	500
Graphite	FOTSY	FOTSY-05	507657	7334615	90	-45	104	500
Graphite	FOTSY	FOTSY-06	507651	7334415	90	-45	59	500
Graphite	FOTSY	FOTSY-07	507905	7335415	90	-45	71.5	500
Graphite	FOTSY	FOTSY-09	507815	7335336	90	-45	164	500
Graphite	FOTSY	FOTSY-10	507749	7335136	95	-45	161	500
Graphite	FOTSY	FOTSY-11	507715	7335015	90	-45	164	500
Graphite	FOTSY	FOTSY-12	507814	7335277	107	-45	149	432
Graphite	FOTSY	FOTSY-13	507945	7335578	107	-45	150	497
Graphite	FOTSY	FOTSY-14	507769	7335640	107	-45	155	413
Graphite	MOLO	MOLO-01	513173	7345735	90	-45	166	460
Graphite	MOLO	MOLO-02	513184	7345737	265	-45	47	460
Graphite	MOLO	MOLO-03	513177	7345478	105	-45	206	540
Graphite	MOLO	MOLO-04	513188	7345191	85	-45	137	540
Graphite	MOLO	MOLO-05	513065	7346400	90	-45	131	541
Graphite	MOLO	MOLO-06	512199	7345902	90	-45	200	541
Graphite	MOLO	MOLO-07	513186	7345615	90	-45	142.5	541
Vanadium	SETA	SETA-01	500125	7332500	100	-45	85	437
Graphite	SETA	SETA-02	500242	7332238	90	-45	90	437
Graphite	SETA	SETA-03	500242	7332238	95	-70	40	437

With this most recent drill program, a total of one hundred and sixty (160) diamond drill holes, comprising an aggregate of 24,814.3 metres have been completed on the Green Giant and JV property.

Assays received to date from the Phase I exploration program, have yielded drill intersections assaying up to 6.24% carbon (C) over 118.6 metres in length. Within the 100% owned Green Giant Property, numerous significant drill hole intersections have been made. Intersections include:

•	Hole ID: Fotsy 02 - Composite grade: 6.19%/10.77m (23.93 to 34.7m)
•	Hole ID: Fotsy 05 - Composite grade: 6.47%/23.0m (11.0 to 34.0m)
•	Hole ID: Fondrana 01 - Composite grade: 8.85%/25.5m (53.0 to 78.5m)
•	Hole ID: Fondrana 02 - Composite grade: 10.55%/39.52m (10.78 to 50.3m)

Fondrana Zone (Green Giant Property)
The Fondrana zone is located in the NW corner of the Green Giant Property. Complete assay results for 3 drill holes and 4 trenches have been received and, based on this information, our geoscientists are comfortable in commenting on the widths, depth, and strike extents of graphite mineralization in the Fondrana zone. The average aggregate graphite intersection from drilling is 73 metres with a weighted average carbon assay of 6.14% C, while the average aggregate trench intersection is 82.5 metres with a weighted average of 6.73% C. The Fondrana zone is found at surface and extends to a vertical depth of at least 120 metres. Geophysically, geologically, and now through drilling and trenching, the zone is confirmed to extend for at least 800 metres in strike length. Mineralization is open along strike, and at depth.Highlights of Phase I drilling the Fondrana Zone include:

•	FOND-01: 118.6 m @ 6.24% C
•	FOND-02: 12 m @ 4.73% C
•	FOND-02: 41.5 m @ 7.01% C
•	FOND-02: 5.9 m @ 5.88% C
•	FOND-05: 24 m @ 5.63% C
•	FOND-05: 18 m @ 5.18% C

During the 2011 program (Phase II) an EM-31 geophysical survey was conducted over an area known to have significantoutcrops with very notable graphitic content. The survey outlined a zone length of over 800metres, with an aggregate EM-31 measured strike length of 3kilometres. This, along with the confirmation of 3 strong graphitic horizons supported drilling and trenching evidence.

EM-31 Geophysical Survey Map of the Fondrana zone.

Fotsy  Zone (Green Giant Property)
The Fotsy zone is located in the SE corner of the Green Giant Property. Assay results for 7 drill holes and 16 trenches are currently available. Based on the information available, widths, depth, and strike extents of graphite mineralization in the Fotsy zone have been defined. The average aggregate graphite intersection from drilling along the ‘Fotsy Main Zone’ is 20.8 metres with a weighted average carbon assay of 5.62% C, while the average aggregate trench intersection is 10.9 metres with a weighted average of 6.33% C. The Fotsy zone is found at surface, extends to a vertical depth of at least 115 metres, and is open along strike and at depth. Geophysically, geologically, and now through drilling and trenching, the zone is confirmed to extend for at least 800 metres in strike length. Mapping and prospecting have indicated that this zone likely extends for over 6 kilometres in length.

EM-31 Geophysical Survey Map of the Fotsy zone.

Highlights of Phase I drilling the Fotsy Zone include:
•	FOTSY-5: 8.35m @ 7.01%
•	FOTSY-5: 23.0m @ 6.47%
•	FOTSY-10: 11 m @ 4.39% C
•	FOTSY-10: 15 m @ 5% C
•	FOTSY-10: 5 m @ 5.18% C

Molo Zone (JV Property)
The Molo zone is located in the central portion of the JV Property. During 2011 (Phase II) exploration activities,  our geoscientists identified this graphitic zone consisting of multi-folded graphitic strata with a surficially exposed strike length of over 2 kilometres. The zone is surficially characterized by resistant ridges of graphitic schist, and abundant graphitic schist float, with fracture-lined vanadium mineralization yielding field XRF values as high as 0.7% V2O5.

During the 2011 program (Phase II) an EM31 geophysical survey was also conducted over the Molo area concurrently with prospecting and subsequent geological mapping of stronger graphitic zones in the zone. The survey aided in outlining a zone length of over 2kilometres, with an Aggregate EM31 Measured Strike Length of 10km. This, along with the confirmation of 5 strong graphitic horizons supported drilling and trenching, providing significant interest in the zone where future efforts will likely be focused.

EM-31 Geophysical Survey Map of the Molo zone.

Wide-spaced drilling of 6 diamond drill holes conducted over a strike length of 1.2 kilometres, intersected graphitic mineralization to a vertical depth of 75 metres with down-hole thicknesses between 60 and 150 metres in width. Graphite mineralization intersected in drill core was open along strike, and at depth.

2011 Trenching
The 2011 exploration focus on graphite mineralization resulted in the implementation of a number of new areas to be trenched for graphitic potential. Phase I of the program focussed primarily on the Fondrana and Fotsy locations and resulted in the completion of 20 trenches for 1912 m. All activities completed during 2011 were completed ‘in-house’ by  our technical team of geologist, geo-physicists and geo-techs.

Standardized sampling methods included two metre long continuous chip samples collected along the trench floor, consisting of about 3 kg to 4 kg of material per sample.  The samples were collected in numbered plastic bags with the sample location noted in the assay tag book.  The trench samples were then transported daily to camp and stored in a secure building.  When sufficient sample material was collected, the samples were trucked or flown to Energizer’s office storage location in Antananarivo accompanied by an Energizer employee.  From there, samples were further shipped to either South Africa (Mintek) or Canada (Activation Labs) for ICP-MS analysis.

Area	Trench ID	Proposed	UTMX	UTMY	UTMX	UTMY	Az	Length
		Length (m)	West	West	East	East		(m)
FOTSY	FOTSY_TH_11_01	100	507818	7335216	507912	7335209	90	94
FOTSY	FOTSY_TH_11_02	90	507805	7335113	507904	7335121	90	99
FOTSY	FOTSY_TH_11_03	100	507777	7335009	507921	7335007	270	144
FOTSY	FOTSY_TH_11_04	100	507772	7334911	507875	7334911	90	103
FOTSY	FOTSY_TH_11_05A	50	507715	7334815	507780	7334816	270	65
FOTSY	FOTSY_TH_11_05B	30	507838	7334818	507867	7334815	270	29
FOTSY	FOTSY_TH_11_06A	20	507620	7334713	507642	7334716	270	22
FOTSY	FOTSY_TH_11_06B	100	507671	7334716	507775	7334724	270	104
FOTSY	FOTSY_TH_11_07A	30	507581	7334614	507616	7334613	90	35
FOTSY	FOTSY_TH_11_07B	60	507644	7334611	507705	7334609	90	61
FOTSY	FOTSY_TH_11_08	100	507639	7334570	507747	7344571	90	108
FOTSY	FOTSY_TH_11_09	100	507638	7334516	507750	7334514	90	112
FOTSY	FOTSY_TH_11_10	100	507621	7334411	507749	7334413	90	128
FOTSY	FOTSY_TH_11_11	100	507585	7334323	507702	7334327	90	117
FOTSY	FOTSY_TH_11_12A	100	507878	7335341	507983	7335339	90	105
FOTSY	FOTSY_TH_11_12B	50	508048	7335334	508098	7335318	90	50
FONDRANA	FOND_TH_11_01	100	502152	7355448	502274	7355445	90	118
FONDRANA	FOND_TH_11_02	100	502103	7355331	502268	7355326	90	166
FONDRANA	FOND_TH_11_03	100	502089	7355145	502187	7355144	90	100
FONDRANA	FOND_TH_11_04	150	501989	7355085	502141	7355051	90	152

Initial graphitic carbon results from the 2011 trenching are, management believes, encouraging in that they indicate that there are multiple graphitic horizons present in each zone, and that the graphitic zones are of significant widths and grades.

Trench	From (m)	To (m)	C (%)	Interval (m)
FOND-TH-11-02	24	29	4.194	5
FOND-TH-11-02	58	94	6.09833	36
FOND-TH-11-02	104	110	9.66667	6
FOND-TH-11-02	112	128	6.87625	16
FOND-TH-11-02	129	136	4.60429	7
FOND-TH-11-02	138	151	13.9592	13
FOND-TH-11-02	154	164	5.542	10
FOND-TH-11-03	3	12	4.95333	9
FOND-TH-11-03	22	51	6.44103	29
FOND-TH-11-03	64	76	5.095	12
FOND-TH-11-03	83	92	9.10444	9
FOTSY-TH-11-01	76	82	4.43667	6
FOTSY-TH-11-02	19	24	5.566	5
FOTSY-TH-11-03	21	26	7.512	5
FOTSY-TH-11-03	96	102	10.1433	6
FOTSY-TH-11-03	125	134	8.59111	9
FOTSY-TH-11-04	20	28	4.2425	8
FOTSY-TH-11-04	82	90	6.67	8
FOTSY-TH-11-05A	7	17	9.9315	10
FOTSY-TH-11-05A	59	65	5.33667	6
FOTSY-TH-11-06B	21	27	9.525	6
FOTSY-TH-11-06B	35	43	7.7875	8
FOTSY-TH-11-06B	67	77	8.485	10
FOTSY-TH-11-07B	31	43	11.26	12
FOTSY-TH-11-08	28	38	13.818	10
FOTSY-TH-11-08	69	77	6.38125	8
FOTSY-TH-11-09	13	21	5.335	8
FOTSY-TH-11-09	29	35	6.72667	6
FOTSY-TH-11-10	7	13	6.23667	6
FOTSY-TH-11-11	57	62.5	6.31818	5.5
FOTSY-TH-11-11	65	73	7.005	8
FOTSY-TH-11-12A	21.5	29	10.2967	7.5
FOTSY-TH-11-12A	40	46	5.72667	6

Next Steps
It would be appropriate at this time to comment on time lines related to receipt of assays, and the need for metallurgical analysis to fully outline the type and quality of the graphite on the properties. Our management  believes that after receiving assays it is both prudent and necessary to wait for the metallurgical analysis to fully inform the market of the potential of the graphite identified todate, but it should be noted that we are comfortable in identifying the graphite as flake based on visual observation and cursory testing. We  will endeavor to expedite the metallurgical process throughout its exploration programs.

Future Programs
The Madagascar properties, we believe, merit an exploration program designed to delineate a Canadian National Instrument 43-101 compliant graphite resource.  An8,000 metre, 90-hole drill program will employ two diamond drills to verify mineralized zones previously confirmed through drilling, trenching and/or prospecting.This program is anticipated to commence during late May or June 2012.

Our  Canadian National Instrument 43-101 compliant resource estimate confirmed that a significant amount of vanadium has been discovered in the mineralized zones that account for a very small portion (2.55kilometres) of the overall 48-kilometre trend of vanadium mineralization.  To date, 160 diamond drill holes and 167 trenches have been completed on the property.  With the discovery of graphite during the latter half of 2011, management changed the scope ofthe NI 43-101 compliant preliminary economic assessment (“PEA”/scoping) study, which was scheduled for completion during late 2011/early 2012.Wenow anticipate a NI 43-101 compliant graphite resource will be available for the Green Giant Property by the end of September 2012.  This information will be incorporated into a revised PEA study, which is expected to be completed by December 2012.

The economic potential of the property rests upon the ability to extract vanadium and graphite using reasonable, potentially economic parameters.  We are carrying out further larger sample tests and more complete mineralogy and metallurgical testing of vanadium and graphite ores to establish the technological and economic parameters of vanadium and graphite processing.  The goal of this work is to identify potentially economic processing methods to extract both vanadium and graphite, which are known to exist on the property.

SAGAR PROPERTY

Property Description and Location
The Sagar Property comprises 219 blocks of claims in the Province of Québec, Canada.  The approximate centreof exploration activity is circa 56°22’ N latitude and circa 68° 00’ W longitude.  Details on the individual claims are available on-line at the Government of Québec’s Ministère des Resources Naturelles et de la Faune GESTIM website at https://gestim.mines.gouv.qc.ca.  This property can be accessed by air.

The area comprising these claims is approximately 6,580 hectares.  In this part of the Province of Québec, “map staking” predetermines claim outlines.  Previously, the map-staking grid, producing some of the small parcels, superimposes upon staked claims. There are no carried environmental liabilities on the property. All surface work requires provincial government permits, including camp construction permits. These have been acquired.

Agreement
On May 2, 2006, we signed a letter of intent with Virginia Mines Inc. ("Virginia") for an option to acquire a 75% interest in 200 claims located in northern Québec , Canada.  Virginia had the right and option to sell the remaining 25% interest in the property.  This agreement was subject to a 2% NSR.  Virginia had previously acquired a 100% interest in the property, subject to a 1% NSR on certain claims, and a 0.5% NSR on other claims.  Virginia has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, we issued 2,000,000 of our common shares, 2,000,000 now expired common share purchase warrants and incurred exploration expenditures greater than $2,000,000on the property before September 1, 2008.  Further, on February 28, 2007 Virginia exercised its option to sell its remaining 25% interest on the property to us for 1,000,000 of our common shares valued at $1,219,000 and 1,000,000 now expired common share purchase warrants.  As a result of these agreements, we now own a 100% interest in this property. We are currently up to date with all obligations required to maintain the property in good standing.

FERDERBER
Property Description and Location
We  acquired a 100% undivided right, title and interest in and to 19 mining claims (0036315, 0036316, 0036317, 0036318, 0036319, 0036320, 0036321, 0036322, 0036323, 0036324, 0036325, 0036326, 0036327, 0030649, 0030650, 0030640, 0030638, 0030612, 0030613) held by Mr. Peter Ferderber, covering an area of approximately 64 hectares located in the Central Labrador Trough Region of Québec, 13 of which are contiguous to our Sagar Property.  This property can be accessed by air.  In consideration of our receiving a 100% interest in these claims, subject to any NSR royalties, we  paid Mr. FerderberCAD$6,000, and issued 150,000 of our common shares and 75,000 now expired common share purchase warrants.  Mr. Ferderber retained a 1% NSR on this property and agreed that we shall have a first right of refusal to purchase the 1% NSR should Mr. Ferderber elect to sell the royalty.We are currently up to date with all obligations required to maintain the property in good standing.

Sagar and Ferderber Property Geological Highlights
The geological setting of the property is the northwest trending Romanet Horst within the Labrador Trough.  The significant mineral potential of this geological setting is well demonstrated, we believe,  by the abundance and diversity of uranium-gold showings, which range from veins to breccia’s to shear zones. There is also locally significant sedimentary-hosted copper mineralization.  Our management contends that the most significant mineralization found to date is the 500 x 200 metreMistamisk boulder field which contains 150 boulders that range up to 640 g/t gold and 4.11% uranium, with 70 tested boulders averaging 64.9g/t gold and 1.3% uranium.  The boulders discovered within the Mistamisk boulder field range in length from 0.30 to 2.0 metres.  Previous work has not determined the bedrock source of this boulder field.

Copper mineralization has been defined in several spots, the most significant being the Dehli-Pacific showing, which has reported 4.2% copper over 7.6 metres within a drill hole that intersected a shear zone along a sediment-gabbro contact.

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

Other Expenses
Management anticipates spending approximately $350,000 - $450,000 in ongoing general office and administration expenses and professional fees per quarter for the next twelve months.  The overall general and administration expenses will vary in direct proportion with the level of activity relating to future acquisitions and exploration programs.

Cautionary Note
Due to the nature of our business, we anticipate incurring operating losses for the foreseeable future.  We base this expectation, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing profitable mines.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include, but are not limited to:

•	our ability to raise additional funding as required;
•	the market price for vanadium, graphite, gold, uranium and for any other minerals which we may find;
•	ongoing joint ventures;
•	the results of our proposed exploration programs on our mineral properties
•	environmental regulations that may adversely impact cost and operations; and
•	our ability to find joint venture partners, as needed, for the development of our property interests.

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

RESULTS OF OPERATIONS
We have had no operating revenues from inception on March 1, 2004 through to the quarter ended March 31, 2012. Our activities have been financed from the proceeds of securities subscriptions.  From inception, on March 1, 2004, to March 31, 2012, we raised net aggregate proceeds of $38,099,105 from private offerings of our securities and $955,500 through the exercise of common share purchase warrants and stock options.  For the nine month period ending March 31, 2012 a total of $704,000 (March 31, 2011: $13,681,320) was raised through private offerings and the exercise of stock options.  $635,000 of this amount was raised through the DRA private placement.  During the prior period, a total of $13,217,120 was raised through a private placement and $464,200 was raised through the exercise of common share purchase warrants and stock options.

For the period from inception, March 1, 2004, to March 31, 2012, we incurred a loss before income taxes of $65,142,353.  Expenses included $33,304,267 in mineral property and exploration costs and impairment losses on mineral properties. These costs include acquisition costs relating to the Madagascar properties, Sagarproperties and other abandoned properties. We also incurred $5,078,701in professional fees since inception and general and administrative expenses of $6,100,380; stock based compensation valued at $22,668,884, net foreign exchange translation gainstotaling $956,836, donated services and expenses of $18,750, and total other income (including interest) of $1,133,712.

The following are explanations for the fluctuations during the nine month period ended March 31, 2012:

•
Amounts spent on mineral properties totaled $7,047,803 (March 31, 2011: $1,106,906).  Included within this total were acquisition costs relating to the transaction with Malagasy totaling $3,770,129 (was recorded within the statement of operations under impairment losses),drilling costs associated with the November-December 2011 drill program and metallurgical analysis and various geological testing incurred during the period.  Following our accounting policies of expensing acquisition costs and exploration expenses on mineral properties as incurred, this amount increased the net loss for the period.

•
Professional feestotaled $1,380,506 up $497,460 from the March 31, 2011 total of $883,046.  The increase is due to the utilization of more professionals internally as well as increased legal and accounting service fees paid to external parties both in Canada. Mauritius and Madagascar.

•
General and administration relates to fees associated with running the Toronto and Madagascar offices.  These costs increased $87,843 between periods (March 31, 2012: $1,061,596, March 31, 2011: $973,753). The increase is mainly due to increased travel expenses for trips to Madagascar, Mauritius, Europe and to Australia to finalize the Malagasy joint venture agreement.

•
Investment income increased by $47,192 from $27,047 for March 31, 2011 to $74,239 for March 31, 2012.  Due to the companies higher cash position in the early part of fiscal 2012, more funds were available to be invested in various money market funds, bond funds and dual currency deposits.

Liquidity, Capital Resources and Foreign Currencies

As at March 31, 2012, we had cash on hand of $1,169,726 plus an investment in a monthly income bond fund valued at $3,471,587 and investments in public companies listed on the TSX-Venture exchange totaling $34,000.  Our working capital was $4,669,314.

We hold a significant portion of cash reserves in Canadian dollars.  Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in translation gains or losses in US dollar terms.  If there was to be a significant decline in the Canadian dollar against the US dollar, the US dollar value of that Canadian dollar cash position presented on our  balance sheet would also significantly decline.  If the US dollar significantly declines relative to the Canadian dollar, our quoted US dollar cash position would also significantly decline. Such foreign exchange declines could cause us to experience losses.

In addition to paying certain expenses in Canadian dollars, we  are also required, from time to time, to pay expenses in South African Rand, Australian Dollars and Madagascar Ariary.  Therefore, we are  subject to risks relating to movements in those currencies.

There are no assurances that we will be able to achieve further sales of common shares or any other form of additional financing.  If we are unable to achieve the financing necessary to continue the plan of operations, then we will not be able to continue our exploration and our venture will fail.

Capital Financing

•	From inception to June 30, 2004, we raised $59,750 through the issuance of 9,585,000 common shares.

•	For the year ended June 30, 2005, we did not raise any capital from new financings.

•	For the year ended June 30, 2006, we raised $795,250 through the issuance of 2,750,000 common shares and 2,265,000 common share purchase warrants.

•	For the year ended June 30, 2007, we raised $17,300,000 through the issuance of 34,600,000 common shares and 29,000,250 common share purchase warrants.

•	For the year ended June 30, 2008, we did not raise any capital from new financings.

•	For the year ended June 30, 2009, we raised $680,000 through the issuance of 6,800,000 common shares and 3,400,000common share purchase warrants.

•	For the year ended June 30, 2010, we raised $6,500,000 through the issuance of 21,666,667 common shares and 21,666,667 common share purchase warrants.

•
For the year ended June 30, 2011, we raised net proceeds of $13,178,708 through the issuance of 30,936,654 common shares and 15,468,328 common share purchase warrants and $886,501 (by issuing 4,549,500 common shares)  through the exercise of common share purchase warrants.

•
For the period from July 1, 2011 throughMarch 31, 2012, we raised proceeds of $635,000 through the issuance of common shares and $69,000 (by issuing 460,000 common shares) through the exercise of stock options.

We will likely require additional funding which will be in the form of equity financing from the sale of our common shares. However, we  cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of common shares for additional phases of exploration. Our management currently believes that debt financing is not an alternative for funding additional phases of exploration.  Currently, we do not have any arrangements in place for any future equity financing.

Issuances of Securities
We have funded our business to date from sales of our securities.

On December 17, 2010,we issued 200,000 shares of our common shares valued at $90,000 pursuant to a contract with a party to provide advisory services in China.

During January and February 2011, we closed a private placement of 30,936,654 units for gross proceeds of $13,921,495.  Each unit consisted of one common share and one half of one common share purchase warrant (a “Unit”).  Each of the 15,468,327 warrants issued entitles the holder the right to purchase one common share at an exercise price of $0.75 for a period of two years from the date of issue.  In connection with the private placement, we paid finders’ fees consisting of a cash fee of 6% to certain eligible finders totaling $704,115, TSX-V fees totaling $38,411 and compensation warrants equal to 6% of the eligible units sold totaling 1,564,700. Each full compensation warrant entitles the holder to acquire one Unit at $0.45 per unit and expire on February 25, 2013.

During the year ended June 30, 2011, we issued a total of 4,549,500 of our common shares for consideration of $886,501.  These common shares were  issued pursuant to the exercise of several common share purchase warrants.

On December 16, 2011, the Company issued 7,500,000 shares of common stock at $0.18 per share valued at $1,350,000 as consideration for the Joint Venture Agreement with Malagasy Minerals Ltd.

On March 4, 2012, $69,000 was raised through the exercise of 460,000 stock options at $0.15 per common share.

On March 25, 2012, the Company closed a private placement with DRA whereby it raised a total of $635,000 by issuing 2,540,000 common stock at $0.25 per common share. This results in DRA having a current equity position in our company of approximately 1.5%. Under the terms of a Memorandum of Understanding signed during early 2012, DRA has the right to acquire up to a 5% equity position our company through private placement. Future private placements will be done at market conditions.

The offer and sale of all shares of our common shares and warrants listed above were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act.  The Investor acknowledged the following: Subscriber is not a United States Person, nor is the Subscriber acquiring the shares of our common stock and warrants directly or indirectly for the account or benefit of a United States Person.  None of the funds used by the Subscriber to purchase the shares of our common stock and warrants have been obtained from United States Persons. For purposes of this Agreement, “United States Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means: (i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.Further, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding for additional phases of exploration. We currently believe that debt financing will not be an alternative for funding additional phases of exploration. We do not have any arrangements in place for any future equity financing.

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

ITEM 4. - CONTROLS AND PROCEDURES
Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March31, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, given the size of our Company and its finance department, that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2012, no changes were made to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the  Securities  Exchange Act of 1934, as amended and the Securities Act of 1933,  as  amended.  If any of the  risk  factors  actually  occur,  our business,  financial  condition  or results of  operations  could be  materially adversely  affected.  Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline. There has been no material changes to the risk factors previously discussed in Item 1A of our Company's Form 10-K for the year ended June 30, 2011, including but not limited, to the following:

The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern.
The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern.  Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception.  Since our inception, up to March 31, 2012, we had accumulated net losses of $65,142,353.  If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations.  If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

The granting, transformation or amendment of exploration and research mining permits within the country continues to be suspended.  Our Company has continued to pay taxes and administrative fees  in Madagascar with respect to all the mining permits we hold.  These payments have been acknowledged and accepted by the Madagascar government.

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

In addition to being quoted on the OTCQB, on June 16, 2011, our common shares commenced trading on the Toronto Stock Exchange (“TSX”).  The TSX is Canada’s national stock exchange.  Prior to this, from May 5, 2010 to June 15, 2011, our common shares traded on the TSX – Venture Exchange.  Our common shares are also listed on the Frankfurt Exchange under the symbol YE5.

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
Our operations are subject to environmental regulations, which could result in additional costs and operational delays. All phases of our operations are subject to environmental regulation.  Environmental legislation is evolving in some countries and jurisdictions in a manner that may require stricter standards, and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. There is no assurance that any future changes in environmental regulation will not negatively affect our projects.

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
The profitability of a mineral exploration project could be significantly affected by changes in the market price of the relevant minerals.  Recently, the price of vanadium has increased due to the markets in China as well as the expanded uses including large-scale power storage application.  With respect to the market prices of graphite, its price has increased over the past several months.  The price of gold, while recently reaching record highs has decreased over the past few months.  Demand for gold can also be influenced by economic conditions, attractiveness as an investment vehicle and the relative strength of the U.S. dollar and local investment currencies.  The market price of uranium has increased due in large measure to projections as to the number of new nuclear energy plants that will be constructed in China, the United States and other jurisdictions.  A number of other factors affect the market prices for other minerals. The aggregate effect of the factors affecting the prices of various minerals is impossible to predict with accuracy.  Fluctuations in mineral prices may adversely affect the value of any mineral discoveries made on the properties with which we are involved, which may in turn affect the market price and liquidity of our common shares and our ability to pursue and implement our business plan.  In addition, the price of vanadium has in the past fluctuated significantly on a month-to-month and year-to-year basis.

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
Further details regarding our Company’s properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on the Sagar Property in Northern Québec and on the Green Giant Property in Madagascar, have been filed within our Company’s filings on Sedar at http://www.sedar.com(which website is expressly not incorporated by reference into this filing).

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

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 or JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.
As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we have not incurred to date, including increased costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC.The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” If the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, we would cease to be an “emerging growth company” as of the following June 30, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS OF OUR BUSINESS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
For the period from July 1, 2010 through March 31, 2012, our Company issued the following unregistered securities:

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

On December 17, 2010,our Company issued 200,000 of our common shares valued at $90,000 pursuant to a contract with a party to provide advisory services in China.

During January and February 2011, our Company closed a private placement of 30,936,654 units for gross proceeds of $13,921,495.  Each unit consisted of one common share and one half of one common share purchase warrant (a “Unit”).  Each of the 15,468,327 warrants issued entitles the holder the right to purchase one common share at an exercise price of $0.75 for a period of two years from the date of issue.  In connection with the private placement, our Company paid finders’ fees consisting of a cash fee of 6% to certain eligible finders totaling $704,115, TSX-V fees totaling $38,411 and compensation warrants equal to 6% of the eligible units sold totaling 1,564,700. Each full compensation warrant entitles the holder to acquire one Unit of our Company at $0.45 per unit and expire on February 25, 2013.

During the year ended June 30, 2011, our Company issued a total of 4,549,500 of our common shares for consideration of $881,950.  These common shares were issued pursuant to the exercise of several common share purchase warrants.

On December 16, 2011 our Company issued 7,500,000 of our common shares valued at $1,350,000 as consideration for the Joint Venture Agreement with Malagasy Minerals Ltd.

On March 4, 2012, $69,000 was raised through the exercise of 460,000 stock options at $0.15 per share.

On March 25, 2012, the Company closed a private placement with DRA whereby the Company raised a total of $635,000 by issuing 2,540,000 of our common shares  at $0.25 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
There were no defaults upon senior securities during the period ended March 31, 2012.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

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

Exhibit Number &Description
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
10.3
Letter agreement effective May 12, 2006 between Yukon Resources Corp. and Virginia Mines Inc. (Incorporated by reference to Exhibit 99.1 to the registrant's current report on Form 8-K filed as with the SEC on May 9, 2006)

10.4
Joint Venture Agreement dated August 22, 2007 between Uranium Star Corp. & Madagascar Minerals and Resources Sarl(Incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K as filed with SEC on September 11, 2007)

21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the registrant’s annual report on Form 10-K as filed on September 21, 2009)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herein)
31.2	Certification of Principal Financial & Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herein)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herein)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herein)
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

Dated:  May14, 2012

By:	/s/ J A Kirk McKinnon
Name: J A Kirk McKinnon
Title: President, Chief Executive Officer and Director

Dated: May 14, 2012

By:	/s/ Richard E. Schler
Name: Richard E. Schler
Title: Vice-President, Chief Financial Officer and Director