Form 10-K
period 2012-06-30
Energizer Resources, Inc.
filed 2012-09-24
CIK 1302084

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

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
Yes  [  ]     No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $26,128,520.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share (the "Common Stock"), as of September 21, 2012, was 157,447,178.

Documents Incorporated By Reference:  None

Energizer Resources Inc.

PART I
ITEM 1	Description of Business	4
ITEM 1A.	Risk Factors	35
ITEM 1B	Unresolved Staff Comments	42
ITEM 2.	Description of Properties	42
ITEM 3.	Legal Proceedings	42
ITEM 4	Mine Safety Disclosures	42

PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	43
ITEM 6.	Selected Financial Data	45
ITEM 7.	Management’s Discussion and Analysis of Plan of Operations	46
ITEM 7.A	Quantitative and Qualitative Disclosures About Market Risk	50
ITEM 8	Financial Statements	50
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50
ITEM 9A.	Controls and Procedures	50
ITEM 9B.	Other Information	51

PART III
ITEM 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance
	Compliance with Section 16(A) of the Exchange Act	52
ITEM 11.	Executive Compensation	56
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	60
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	62
ITEM 14.	Principal Accountant Fees and Services	63

PART IV
ITEM 15.	Exhibits, Financial Statement Schedules	64

	Signatures

CERTIFICATIONS
Exhibit 31 – Management certification	88-89

Exhibit 32 – Sarbanes-Oxley Act	90-91

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

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “CAD$” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the noon exchange rate as reported by the Bank of Canada on the applicable date.  All references to “common shares” refer to the common shares in our capital stock.

PART 1
FINANCIAL INFORMATION
As used in this annual report, “we”, “us”, “our”, “Energizer Resources”, “Energizer”, “Company” or “our Company” refers to Energizer Resources Inc. and all of its subsidiaries. The term NSR stands for Net Smelter Royalty.

ITEM 1.   DESCRIPTION OF BUSINESS

BACKGROUND
Company Overview
Energizer Resources Inc. was incorporated in the State of Nevada with the name Uranium Star Corp. on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008. On December 16, 2009, we  changed our name from Uranium Star Corp. to Energizer Resources Inc.  Our fiscal year-end is June 30.

During fiscal 2008, we incorporated Energizer Resources (Mauritius) Ltd, a Mauritius subsidiary and Energizer Resources Madagascar Sarl, a Madagascar subsidiary.  During fiscal 2009, we incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl, a Madagascar subsidiary, which holds the Madagascar properties. During fiscal 2012, we incorporated Madagascar-ERG Joint Venture (Mauritius) Ltd, a Mauritius subsidiary and ERG Madagascar Sarl, a Madagascar subsidiary.  ERG (Madagascar) Sarl is 100% owned by Madagascar-ERG Joint Venture (Mauritius) Ltd.,  which is owned 75% by Energizer Resources (Mauritius) Ltd.

We have not had any bankruptcy, receivership or similar proceeding since incorporation. Except as described below, there have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

Summary of Our Business
We are an exploration stage company engaged in the search for graphite, vanadium, gold, uranium and other minerals. We have an interest in properties located in the African country of Madagascar and Canada in the Province of Québec.  None of the properties in which we hold an interest have known mineral reserves of any kind at this time.  As such, the work programs planned by us are exploratory in nature.

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

Further details regarding our properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on our Green Giant Property (formerly the Three Horses Property in Madagascar) and our Sagar property in Northern Quebec can be found on our Company’s website: www.energizerresources.com (which website is expressly not incorporated by reference into this filing) or in our  filings on www.sedar.com (which website is expressly not incorporated by reference into this filing).

Cautionary Note
Due to the nature of our business, we anticipate incurring operating losses for the foreseeable future.  We base this expectation, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing profitable mines.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include, but are not limited to:
•	our ability to raise additional funding as required;
•	the market price for graphite, vanadium, gold, uranium and for any other minerals which we may find;
•	ongoing joint ventures;
•	the results of our proposed exploration programs on our mineral properties;
•	environmental regulations that may adversely impact cost and operations; and
•	our ability to find joint venture partners, as needed, for the development of our property interests.

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

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists doubt about our ability to continue as a going concern.

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

Canadian Properties
Sagar Property – Romanet Horst, Labrador Trough, Québec, Canada
On May 2, 2006, we signed a letter of intent for an option to acquire a 75% interest in 219 claims located in northern Quebec, Canada.  The vendor had the right and option to sell the remaining 25% interest in the property and exercised that right on February 28, 2007.  Therefore we now one a 100% interest in this property.  This agreement was subject to a 2% NSR (“net smelter return”) with the vendor. As there has been a change in government in the province of Quebec, in particular a political party that advocates separation of Canada and Quebec, we are uncertain if any legislation will be introduced that will impact our business plan for this property.

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

Employees
As of June 30, 2012, we had 6 total employees and 6 full-time employees.  In addition to our full time employees, we engage consultants to serve several important managerial and non-managerial functions for us including serving as officers and to performing professional, geological and administrative functions.

MADAGASCAR PROPERTIES

Green Giant Property Description and Location
The Green Giant Property is comprised of 6 mineral permits. The properties are located in the District of Toliara and are referenced as TN 12,306,P(R); TN 12,814, P(R); TN 12,887 P(R); TN 12,888 P(R); TN 13,020 P(R); TN 13,021 P(R) as issued by the Bureau de Cadastre Minier de Madagascar (“BCMM”) pursuant to the Mining Code 1999 (as amended) and its implementing decrees. The total land position is 225 sq. kilometres.  This property can be accessed by both air and road.

Joint Venture Property Description and Location
The “Joint Venture Property” is comprised of a portion of or all of 39 mineral permits. The properties are located in the District of Toliara and are referenced as TN 3,432,P(R); TN 5,394, P(R); TN 13,064 P(R); TN 13,811 P(R); TN 14,619 P(R); TN 14,620 P(R); TN 14,622 P(R); TN 14,623 P(R); TN 16,747 P(R); TN 16,753 P(R); TN 19,003 P(R); TN 19,851 P(R); TN 19,932 P(R); TN 19,934 P(R); TN 19,935 P(R); TN 21,059 P(R); TN 21,060 P(R); TN 21,061 P(R); TN 21,062 P(R); TN 21,063 P(R); TN 21,064 P(R); TN 24,864 P(R); TN 25,605 P(R); TN 25,606 P(R); TN 28,340 P(R); TN 28,346 P(R); TN 28,347 P(R); TN 28,348 P(R); TN 28,349 P(R); TN 28,352 P(R); TN 28,353 P(R); TN 29,020 P(R); TN 31,734 P(R); TN 31,735 P(R); TN 38,323 P(R); TN 38,324 P(R); TN 38,325 P(R); TN 38,392 P(R); and TN 38,469 P(R) as issued by the Bureau de Cadastre Minier de Madagascar (“BCMM”) pursuant to the Mining Code 1999 (as amended) and its implementing decrees.  The total land position is 827.7 sq. kilometres.  This property can be accessed by both air and road.

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

Madagascar Historical Exploration Programs
The Green Giant Property displays extensive gossans outcroppings at surface.  An examination of part of this property revealed several large areas covered with gossanous boulders, which are believed to overlie massive sulphide mineralization.  Phases of the exploration projects were managed by Craig Scherba, P. Geol. who at the time was one of our outside consultant geologists.

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

The discovery of potentially significant vanadium mineralization from prior programs resulted in the initiation of resource delineation drill program during September 2009 to December 2009. This program consisted of the following:
•	XRF soil sample analyses (8,490 samples) on lines 200 metres apart covering 18 kilometre strike length
•	Scintillometer surveying (112 line kilometres) on lines 200 metres apart over an 18 kilometre strike length
•	Trenching (140 trenches for 17,105 metres)
•	Diamond drilling of 54 diamond drill holes over 8,931 metres

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

Based on these results, we conducted an additional exploration program on the property from April 2010 to July 2010. This program consisted of the following activities:
•	Diamond drilling of 46 diamond drill holes over 8,952 metres
•	Prospecting over selected target areas with the aid of a mobile XRF analyzer (20 grab samples)
•	Geologic mapping over the Manga and Mainty deposits at 1:5000 scale
•	ERT ground geophysical survey (5.64 km)
•	MAG ground geophysical survey (169.53 km)
•	Gradient Array EM ground geophysical survey (128.82 km)

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

An additional reconnaissance exploration program was conducted from November 2011 to December, 2011 (Phase II program). The purpose of this program was to ascertain the industrial mineral potential on the Joint Venture Property, in addition to further drill testing of graphitic trends on the Green Giant Property in advance of Madagascar’s rainy season. This program consisted of the following activities:
•	Diamond drilling of 20 holes over 2,842 metres
•	Prospecting over selected target areas
•	EM31 ground geophysical survey over selected target areas (160.5 km)

The discovery of potentially significant graphite mineralization from the 2011 exploration programs resulted in the initiation of a resource delineation drill program from May 2012 through August 2012. This program consisted of the following:
•	Trenching (18 trenches for 2,100 metres)
•	Diamond drilling of 41 diamond drill holes over 8,459 metres

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

Composited Vanadium Mineralization in 2008 Drill Holes
Hole	Depth in Metres			V2O5
	From	To	Interval	%
TH-08-01	103.6	115.8	12.2	0.39
TH-08-02	42.7	109.7	36.6	0.27
incl.	100.6	109.7	9.1	0.36
TH-08-07	27.4	54.9	27.4	0.23
TH-08-11	33.5	39.6	6.1	0.41
TH-08-11	57.9	76.2	18.3	0.37
TH-08-12	30.6	114.3	83.7	0.37
incl.	45.7	61.0	15.2	0.40
incl.	86.9	109.7	22.9	0.47
TH-08-13	38.5	141.7	103.2	0.32
incl.	76.2	141.7	65.5	0.36
incl.	112.8	141.7	27.4	0.45
TH-08-14	12.2	109.7	97.5	0.35
incl.	76.2	91.4	15.2	0.66
TH-08-24	4.6	82.3	77.7	0.67
incl.	12.2	61.0	45.7	0.91
TH-08-25	18.3	48.8	30.5	0.32
TH-08-25	100.6	103.6	3.0	0.47
TH-08-26	9.1	36.6	27.4	0.41
incl.	18.3	27.4	9.0	0.76
TH-08-26	67.1	73.2	6.1	0.53
TH-08-27	9.1	97.5	88.4	0.30
incl.	18.3	29.0	10.7	0.88
TH-08-27	146.3	153.9	6.0	0.50

Hole	Depth in Metres			V2O5
	From	To	Interval	%
TH-08-31	15.2	51.8	36.6	0.38
incl.	36.6	48.8	12.2	0.56

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

The primary aim of the September to December 2009 drill program was to delineate reserves at the Jaky and Manga targets.  A total of 8,931 metres (4,509 metres in 30 drill holes at the Jaky target and 4,422 metres in 24 drill holes at the Manga target) of diamond drilling was completed.  Selected drill holes were oriented with point load test and orientation measurements recorded.

Composited Vanadium Mineralization in 2009 Drill Holes

DDH ID	From (m)	To (m)	V2O5 (%)	Interval (m)
J-01	1.50	25.50	0.65	24.00
J-01	25.5	28.10	0.45	2.60
J-01	28.10	37.50	0.17	9.40
J-01	37.50	42.00	0.40	4.50
J-01	42.00	60.00	0.20	18.00
J-01	60.00	90.00	0.75	30.00

DDH ID	From (m)	To (m)	V2O5 (%)	Interval (m)
J-01		90.00	97.50	0.36	7.50
J-01		97.50	103.50	0.16	6.00
J-01		111.00	126.00	0.17	15.00
J-01		132.00	136.50	0.32	4.50
J-02		1.80	17.00	0.46	15.20
J-02		17.00	24.50	1.06	7.50
J-02		24.50	38.00	0.37	13.50
J-02		38.00	51.50	0.96	13.50
J-02		51.50	68.00	0.20	16.50
J-02		68.00	69.50	0.64	1.50
J-02		69.50	77.00	0.28	7.50
J-02		86.00	89.00	0.36	3.00
J-03		1.50	22.50	0.57	21.00
J-03	incl.	1.50	9.00	0.65	7.50
J-03	incl.	9.00	16.50	0.44	7.50
J-03	incl.	16.50	22.50	0.65	6.00
J-03		22.50	42.00	0.27	19.50
J-03		42.00	78.00	1.00	36.00
J-03		78.00	93.00	0.15	15.00
J-03		93.00	99.00	0.53	6.00
J-03		99.00	102.00	0.20	3.00
J-04		9.00	23.90	0.22	14.90
J-04		23.90	39.10	0.59	15.20
J-04	incl.	27.00	30.50	0.80	3.50
J-04		39.10	76.50	0.24	37.40
J-04		76.50	85.50	0.57	9.00
J-04		85.50	94.50	0.14	9.00
J-04		94.50	103.50	0.41	9.00
J-04		103.50	109.50	0.19	6.00
J-04		119.50	150.00	0.15	30.50
J-04		150.00	153.00	0.82	3.00
J-04		153.00	168.00	0.19	15.00
J-04		196.50	204.00	0.29	7.50
J-04		214.50	219.00	0.40	4.50
J-05		1.50	9.00	0.83	7.50
J-05		9.00	39.00	0.30	30.00
J-05		39.00	75.00	0.79	36.00
J-05	incl.	39.00	45.00	0.91	6.00
J-05	incl.	45.00	55.50	0.70	10.50
J-05	incl.	55.50	73.50	0.89	18.00
J-05	incl.	73.50	75.00	0.50	1.50
J-05		75.00	91.50	0.14	16.50
J-05		91.50	97.50	0.52	6.00
J-05		97.50	115.00	0.17	17.50
J-06		0.00	7.50	0.44	7.50
J-06		7.50	19.50	1.36	12.00
J-06		19.50	33.70	0.45	14.20
J-06		33.70	46.70	0.94	13.00

DDH ID	From (m)	To (m)	V2O5 (%)	Interval (m)
J-06	46.70	84.00	0.23	37.30
J-07	14.00	170.00	0.18	156.00
J-07	212.00	218.00	0.31	6.00
J-07	231.50	237.50	0.30	6.00
J-08	2.00	8.00	0.41	6.00
J-08	8.00	45.00	0.25	37.00
J-08	45.00	56.00	0.49	11.00
J-08	56.00	68.00	0.82	12.00
J-08	68.00	77.00	0.52	9.00
J-08	77.00	86.50	0.17	9.50
J-09	1.50	6.00	0.27	4.50
J-09	6.00	49.50	1.00	43.50
J-09	49.50	52.50	0.55	3.00
J-09	52.50	66.00	0.14	13.50
J-09	66.00	72.00	0.48	6.00
J-09	72.00	93.00	0.17	21.00
J-10	2.00	5.00	0.36	3.00
J-10	5.00	18.50	0.81	13.50
J-10	18.50	26.00	0.44	7.50
J-10	26.00	47.00	0.26	21.00
J-10	47.00	77.00	0.79	30.00
J-10	77.00	81.50	0.36	4.50
J-10	81.50	89.00	0.17	7.50
J-10	101.00	105.50	0.16	4.50
J-10	105.50	108.50	0.53	3.00
J-10	108.50	120.50	0.15	12.00
J-10	120.50	126.50	0.41	6.00
J-11	126.50	138.50	0.16	12.00
J-11	138.50	141.50	0.57	3.00
J-11	141.50	153.50	0.17	12.00
J-12	0.50	31.50	0.22	31.00
J-12	31.50	45.00	0.41	13.50
J-12	45.00	54.00	0.73	9.00
J-12	54.00	66.00	0.30	12.00
J-12	66.00	94.50	0.14	28.50
J-12	106.50	109.50	0.51	3.00
J-13	1.60	16.50	0.71	14.90
J-13	16.50	37.50	0.97	21.00
J-13	37.50	57.00	0.20	19.50
J-13	57.00	63.00	0.45	6.00
J-13	63.00	85.50	0.16	22.50
J-14	40.50	70.70	0.17	30.20
J-14	79.50	97.50	0.10	18.00
J-14	120.00	153.00	0.22	33.00
J-14	153.00	156.00	0.62	3.00
J-14	156.00	159.00	0.29	3.00
J-14	159.00	169.50	0.15	10.50
J-15	0.20	3.00	0.35	2.80

DDH ID	From (m)	To (m)	V2O5 (%)	Interval (m)
J-15		3.00	69.00	0.17	66.00
J-15		87.00	115.50	0.16	28.50
J-15		115.50	118.50	0.60	3.00
J-16		0.00	14.00	0.45	14.00
J-16		14.00	30.50	0.83	16.50
J-16		30.50	38.00	0.48	7.50
J-16		38.00	45.50	0.20	7.50
J-16		51.50	56.00	0.12	4.50
J-16		56.00	60.50	0.49	4.50
J-16		60.50	63.50	0.18	3.00
J-17		2.00	6.50	0.19	4.50
J-17		6.50	11.00	0.42	4.50
J-17		11.00	23.00	0.93	12.00
J-17		23.00	39.50	0.19	16.50
J-17		39.50	45.50	0.48	6.00
J-17		45.50	62.00	0.16	16.50
J-18		1.50	6.50	0.37	5.00
J-18		6.50	20.00	0.21	13.50
J-18		20.00	24.50	0.54	4.50
J-19		36.50	62.00	0.19	25.50
J-19		81.90	86.00	0.34	4.10
J-19		86.00	113.00	0.13	27.00
J-19		113.00	117.50	0.62	4.50
J-20		0.50	8.00	0.30	7.50
J-20		8.00	27.50	0.50	19.50
J-20		27.50	42.50	0.23	15.00
J-20		50.00	53.00	0.13	3.00
J-20		53.00	57.50	0.48	4.50
J-20		57.50	78.50	0.16	21.00
J-21		6.5	11.00	0.32	4.50
J-21		11.00	26.00	0.73	15.00
J-21		26.00	39.50	0.18	13.50
J-21		39.50	44.00	0.5	4.50
J-21		44.00	59.00	0.16	15.00
J-22		117.50	153.50	0.31	36.00
J-22	incl.	141.50	146.00	0.54	4.50
J-22		153.50	164.00	0.66	10.50
J-22		164.00	170.00	0.12	6.00
J-22		170.00	174.50	0.42	4.50
J-23		2	42.50	0.15	40.50
J-23		93.5	113.00	0.16	19.50
J-23		113.00	117.50	0.54	4.50
J-23		117.50	121.80	0.21	4.30
J-24		0.7	3.5	0.22	2.80
J-24		3.5	14	0.34	10.50
J-24		14	27.5	0.21	13.50
J-24		38	41	0.17	3.00
J-24		41	47	0.54	6.00

DDH ID	From (m)	To (m)	V2O5 (%)	Interval (m)
J-24		47	69.5	0.16	22.50
J-25		2	12.5	0.33	10.50
J-25		23	33.5	0.23	10.50
J-26		27.50	41.00	0.35	13.50
J-26		41.00	53.00	0.74	12.00
J-26		53.00	59.00	0.41	6.00
J-26		59.00	90.50	0.18	31.50
J-26		90.50	117.50	0.40	27.00
J-26		117.50	122.00	0.16	4.50
J-26		134.00	162.50	0.15	28.50
J-26		162.50	168.50	0.51	6.00
J-27		125.00	138.50	0.24	13.50
J-27		138.50	162.50	0.53	24.00
J-27	incl.	138.50	144.50	0.63	6.00
J-27	incl.	144.50	150.50	0.32	6.00
J-27	incl.	150.50	159.50	0.65	9.00
J-27	incl.	159.50	162.50	0.42	3.00
J-27		162.50	170.00	0.17	7.50
J-27		170.00	176.25	0.32	6.25
J-27		176.25	186.50	0.19	10.25
J-27	incl.	183.50	186.50	0.42	3.00
J-MET-01		2.50	5.50	0.43	3.00
J-MET-01		5.50	59.50	1.12	54.00
J-MET-01		59.50	64.00	0.51	4.50
J-MET-01		64.00	74.50	0.18	10.50
J-MET-02		2.50	10.00	1.11	7.50
J-MET-02		10.00	16.00	0.51	6.00
J-MET-02		16.00	23.50	0.18	7.50
J-MET-02		23.50	41.50	0.70	18.00
J-MET-02		41.50	64.00	0.22	22.50
J-MET-02		76.00	83.50	0.36	7.50
J-MET-02		83.50	121.00	0.17	37.50
J-MET-02		121.00	124.00	0.93	3.00
J-MET-02		124.00	133.00	0.26	9.00
J-MET-03		1.50	27.00	0.45	25.50
J-MET-03		27.00	78.00	0.80	51.00
J-MET-03		78.00	88.50	0.46	10.50
J-MET-03		88.50	96.00	0.17	7.50
M-11		7.00	38.00	0.22	31.00
M-11		38.00	57.50	0.58	19.50
M-12		3.50	20.00	0.47	16.50
M-12	incl.	3.50	9.50	0.64	6.00
M-12	incl.	9.50	20.00	0.37	10.50
M-13		123.00	132.50	0.18	9.50
M-13		132.50	144.00	0.40	11.50
M-13		144.00	153.00	0.17	9.00
M-13		153.00	156.00	0.57	3.00
M-13		156.00	166.50	0.81	10.50

DDH ID	From (m)	To (m)	V2O5 (%)	Interval (m)
M-13		166.50	175.50	0.36	9.00
M-14		1.50	4.50	0.27	3.00
M-14		4.50	21.00	0.70	16.50
M-14		21.00	30.00	0.33	9.00
M-14		30.00	100.50	0.74	70.50
M-14	incl.	30.00	39.00	0.54	9.00
M-14	incl.	39.00	49.50	0.82	10.50
M-14	incl.	49.50	55.50	0.59	6.00
M-14	incl.	55.50	66.00	0.71	10.50
M-14	incl.	66.00	100.50	0.79	34.50
M-14		100.50	112.50	0.30	12.00
M-15		3.50	26.00	0.72	22.50
M-15	incl.	3.50	12.00	0.60	8.50
M-15	incl.	12.00	26.00	0.81	14.00
M-15		26.00	47.00	0.38	21.00
M-16		66.5	74.7	0.18	8.20
M-16		74.7	81.5	0.64	6.80
M-16		81.5	89	0.33	7.50
M-16		89.00	180.50	0.80	91.50
M-16		180.50	191.00	0.29	10.50
M-17		3.40	12.50	0.20	9.10
M-17		12.50	29.00	0.45	16.50
M-17		29.00	113.00	0.97	84.00
M-17	incl.	29.00	44.00	0.77	15.00
M-17	incl.	44.00	113.00	1.01	69.00
M-17	incl.	102.50	111.50	1.45	9.00
M-17		113.00	121.10	0.18	8.10
M-17		121.10	126.50	0.36	5.40
M-18		4.10	41.00	0.71	36.90
M-18	incl.	4.10	15.50	0.67	11.40
M-18	incl.	15.50	32.00	0.81	16.50
M-18	incl.	32.00	41.00	0.59	9.00
M-18		41.00	57.50	0.41	16.50
M-18	incl.	44.00	57.50	0.45	13.50
M-18		57.00	77.00	0.13	20.00
M-19		60.50	69.50	0.36	9.00
M-19		69.50	156.50	0.94	87.00
M-19	incl.	134.00	156.50	1.23	22.50
M-19		156.50	174.50	0.33	18.00
M-19		156.50	174.50	0.33	18.00
M-20		5.00	90.50	0.98	85.50
M-20	incl.	5.00	30.50	0.65	25.50
M-20	incl.	30.50	42.50	0.42	12.00
M-20	incl.	42.50	75.50	1.55	33.00
M-20	incl.	75.50	83.00	0.33	7.50
M-20	incl.	83.00	90.50	0.97	7.50
M-20		90.50	105.50	0.36	15.00
M-21		3.50	18.50	0.42	15.00

DDH ID	From (m)	To (m)	V2O5 (%)	Interval (m)
M-21		18.50	36.50	0.26	18.00
M-22		68.00	69.50	0.17	1.50
M-22		69.50	153.50	0.84	84.00
M-22	incl.	69.50	95.00	0.85	25.50
M-22	incl.	83.00	92.00	1.10	9.00
M-22	incl.	95.00	108.50	0.34	13.50
M-22	incl.	108.50	126.50	1.41	18.00
M-22	incl.	126.50	134.00	0.46	7.50
M-22	incl.	134.00	143.00	1.17	9.00
M-22	incl.	143.00	153.50	0.52	10.50
M-22		153.50	164.00	0.34	10.50
M-22		164.00	168.50	0.14	4.50
M-23		1.70	8.00	0.34	6.30
M-23		8.00	30.50	0.73	22.50
M-23		30.50	38.00	0.30	7.50
M-23		38.00	68.70	0.45	30.70
M-23		68.70	77.00	0.95	8.30
M-23		77.00	95.00	0.40	18.00
M-24		12.50	35.00	0.31	22.50
M-25		108.50	111.50	0.33	3.00
M-25		111.50	123.50	0.80	12.00
M-25		123.50	137.00	0.61	13.50
M-26		48.50	77.00	0.82	28.50
M-26	incl.	48.50	54.30	0.54	5.80
M-26	incl.	54.30	74.00	0.94	19.70
M-26	incl.	74.00	77.00	0.55	3.00
M-26		77.00	110.00	0.33	33.00
M-26		110.00	114.50	0.68	4.50
M-26		114.50	132.50	0.30	18.00
M-27		2.00	14.00	0.70	12.00
M-27		14.00	35.00	0.35	21.00
M-37		132.50	233.00	0.86	100.50
M-37	incl.	132.50	141.50	0.60	9.00
M-37	incl.	141.50	159.50	0.90	18.00
M-37	incl.	159.50	164.00	0.58	4.50
M-37	incl.	164.00	219.50	0.98	55.50
M-37	incl.	192.50	215.00	1.11	22.50
M-37	incl.	219.50	224.00	0.46	4.50
M-37	incl.	224.00	227.00	1.04	3.00
M-37	incl.	227.00	233.00	0.46	6.00
M-38		198.50	215.00	0.19	16.50
M-38		215.00	237.50	0.85	22.50
M-38		237.50	245.00	0.26	7.50
M-39		132.50	135.50	0.15	3.00
M-39		135.50	141.50	0.56	6.00
M-39		141.50	147.50	0.29	6.00
M-39		200.00	208.80	0.17	8.80
M-39		208.50	212.00	0.37	3.50

DDH ID	From (m)	To (m)	V2O5 (%)	Interval (m)
M-39		212.00	215.00	0.68	3.00
M-39		215.00	224.00	0.40	9.00
M-39		224.00	229.50	0.09	5.50
M-39		229.50	249.50	0.79	20.00
M-39	incl.	229.50	233.00	0.62	3.50
M-39	incl.	233.00	249.50	0.84	16.50
M-39	incl.	233.00	237.50	0.99	4.50
M-39	incl.	237.50	240.50	0.42	3.00
M-39	incl.	240.50	249.50	0.90	9.00
M-39		249.50	258.50	0.28	9.00
M-40		215.00	218.00	0.83	3.00
M-40		218.00	224.00	0.35	6.00
M-41		104.00	117.50	0.27	13.50
M-41		117.50	212.00	0.87	94.50
M-41	incl.	153.50	161.00	1.06	7.50
M-41	incl.	188.00	210.00	1.05	22.00
M-41		212.00	216.50	0.41	4.50
M-41		216.50	219.50	0.98	3.00
M-41		219.50	224.00	0.41	4.50
M-42		182.00	190.00	0.38	8.00
M-42		195.50	206.00	0.23	10.50
M-42		206.00	291.50	0.71	85.50
M-42		291.50	294.50	0.30	3.00

Analytical results from the 2009 exploration program were provided to AGP Mining Consultants (“AGP”), a consulting engineering firm, in order to calculate a vanadium pentoxide resource.  Based on the favourable resource calculation results, we  conducted additional drilling between April 2010 and July, 2010. This program involved diamond drilling with accompanying lithological, structural and geotechnical logging, specific gravity determination, point load tests and metallurgical sampling.  The primary aim of this drilling was to delineate additional reserves at the Jaky and Manga targets, as well as targeting an additional target, the Mainty. A total of 8,952 metres of diamond drilling was completed in 46 holes.  Selected drill holes were oriented with point load test and orientation measurements recorded.  Drill hole results from the exploration program completed through April 2010 to July 2010 are as follows:

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

Resource Calculations
During November 2010, AGP estimated the mineral resources for the Green Giant Property.  The mineral deposits on the property have been divided into three separate zones, which are referred to as the Jaky, Manga, and Mainty deposits.  This mineral resource estimate utilized approximately 18,832 metres of diamond drill hole data from the 2008, 2009, and 2010 drill program and was supplemented by approximately 5,928 metres of trench data from the 2008 and 2009 exploration programs.  No additional work was carried out on the Jaky deposit;  therefore, the resources are merely restated from the NI43-101 report dated June 18, 2010.

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
____________________________
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

During the course of the Phase I program, surficial graphitic trends were identified on the Green Giant Property.  These graphite trends were visually determined to be of both higher carbon content, and larger flake size than those associated with the NI 43-101 compliant vanadium resource mineralization.  Based on these field observations, we  initiated an exploration program which included 10 diamond drill holes (totaling 1,157.5 metres), 16 trenches (totaling 2,842 metres), and 132 grab samples collected over two newly identified prospective graphitic units, named the Fondrana and Fotsy zones, bringing the total number of Graphite Zones on the Property to 5.

2011 Phase II Exploration
Based on the promising results of the Phase I program, we commenced the Phase II exploration program in November, 2011.  The objective of the program was to enhance exploration efforts on the Green Giant Property through further drill testing of graphitic trends on this property and to apply geophysical techniques to delineate graphite mineralization. The signing of the Joint Venture agreement with Malagasy Minerals for the exploration and development of industrial minerals prompted additional reconnaissance exploration to ascertain the industrial mineral potential of the joint venture property.

Potential Flake Graphite Camp
During the course of the Phase I and II exploration programs, multiple graphitic or graphitic-vanadium trends were identified with the aid of airborne geophysics, and subsequently verified with ground prospecting, and delineated with the use of an EM31-MK2 (EM31) instrument.  In total, 12 new graphite trends have been identified over the Joint Venture Property. This brings the total number of graphite trends identified to date over the Green Giant Property and the Joint Venture Property to 17, with a cumulative strike length in excess of 320 kilometres.  These observations have validated our Company’s belief that southern Madagascar has the potential to host a potential flake graphite camp.

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

Structurally ‘Thickened’ Graphite Zone Identified
Our outside geoscientists have identified a graphitic zone consisting of multi-folded graphitic strata with a surficially exposed strike length of over 2 kilometres. This zone, called Molo, is characterized by resistant ridges of graphitic schist, and abundant graphitic schist float, with fracture-lined vanadium mineralization yielding field XRF values as high as 0.7% V2O5.  Geologic mapping has revealed the individual graphitic ridges to be between 20 and 150 metres in width within this zone. EM31 surveys indicate the graphite mineralization is pervasive in the area, and that the mineralization is not always exposed.  Wide-spaced drilling of 6 diamond drill holes conducted over a strike length of 1.2 kilometres, intersected graphitic mineralization to a vertical depth of 75 metres with down-hole thicknesses between 60 and 150 metres in width. Graphite mineralization intersected in drill core was open along strike, and at depth.

Vanadium Trend Extended On To Joint Venture Property by 30 kilometres
The vanadium trend found on the Green Giant Property has now been increased by an additional 30 kilometres  on the Joint Venture Property.  This trend was delineated through the analysis of soil samples with a hand-held XRF analyzer at 25 metre station intervals, and 200 metre line spacing. XRF analysis was an invaluable tool in delineating the original Green Giant Property vanadium trend, and enables our Company to make ‘real-time’ exploration decisions based on field results.

In the course of XRF soil analysis on the Joint Venture property, a 1.6 kilometre outcrop of graphitic schist, named the Seta zone, was identified adjacent to the vanadium trend. Geologic mapping in the area indicates that this zone is sub-horizontal, and roughly 20 metres in thickness.  Geologic mapping in the area indicates that this zone is sub-horizontal, and roughly 20 metres in thickness.

2011 Diamond Drilling

Petrographic work completed on the 2010 drilling samples resulted in the realization that a significant graphitic resource may exist on the Green Giant Property. Therefore, a 2-phase reconnaissance drilling program was implemented to test the viability and potential of graphitic resources defined during prospecting and mapping activities. Phase I of this program then resulted in the completion of 10 holes, for a combined aggregate of 1,157 metres. Of these 10 holes, 2 were cut and quartered, and sent to Mintek, South Africa for metallurgical samples.  No assurances can be provided as to the results of the analysis.   Phase II of the program targeted significant graphitic occurrences on both the Green Giant and Joint Venture properties, with the aim of better defining known deposits and better understanding the new locations. This resulted in 19 holes for a combined aggregate of 1701m of drilling. Of these 19 holes, one larger diameter PQ hole was completed and sent to Activation Labs in Ancaster, Ontario, Canada for metallurgical analysis. No assurances can be provided as to the results of the analysis.

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

Fondrana Zone (Green Giant Property)
The Fondrana zone is located in the NW corner of the Green Giant Property. Complete assay results for 3 drill holes and 4 trenches have been received and, based on this information, our geoscientists are comfortable in commenting on the widths, depth, and strike extents of graphite mineralization in the Fondrana zone. The average aggregate graphite intersection from drilling is 73 metres with a weighted average carbon assay of 6.14% C, while the average aggregate trench intersection is 82.5 metres with a weighted average of 6.73% C. The Fondrana zone is found at surface and extends to a vertical depth of at least 120 metres. Geophysically, geologically, and now through drilling and trenching, the zone is confirmed to extend for at least 800 metres in strike length. Mineralization is open along strike, and at depth. Highlights of Phase I drilling the Fondrana Zone include:

•	FOND-01: 118.6 m @ 6.24% C
•	FOND-02: 12 m @ 4.73% C
•	FOND-02: 41.5 m @ 7.01% C
•	FOND-02: 5.9 m @ 5.88% C
•	FOND-05: 24 m @ 5.63% C
•	FOND-05: 18 m @ 5.18% C

During the 2011 program (Phase II) an EM-31 geophysical survey was conducted over an area known to have significant outcrops with very notable graphitic content. The survey outlined a zone length of over 800 metres, with an aggregate EM-31 measured strike length of 3 kilometres. This, along with the confirmation of 3 strong graphitic horizons supported drilling and trenching evidence.

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
Molo Zone (Joint Venture Property)
The Molo zone is located in the central portion of the Joint Venture Property. During 2011 (Phase II) exploration activities,  our geoscientists identified this graphitic zone consisting of multi-folded graphitic strata with a surficially exposed strike length of over 2 kilometres. The zone is surficially characterized by resistant ridges of graphitic schist, and abundant graphitic schist float.

During the 2011 program (Phase II) an EM31 geophysical survey was also conducted over the Molo area concurrently with prospecting and subsequent geological mapping of stronger graphitic zones in the zone. The survey aided in outlining a zone length of over 2 kilometres, with an Aggregate EM31 Measured Strike Length of 10 kilometres. This, along with the confirmation of 5 strong graphitic horizons supported drilling and trenching, providing significant interest in the zone where future efforts will likely be focused.

EM-31 Geophysical Survey Map of the Molo zone.

Wide-spaced drilling of 6 diamond drill holes conducted over a strike length of 1.2 kilometres, intersected graphitic mineralization to a vertical depth of 75 metres with down-hole thicknesses between 60 and 150 metres in width. Graphite mineralization intersected in drill core was open along strike, and at depth.

2011 Trenching
The 2011 exploration focus on graphite mineralization resulted in the implementation of a number of new areas to be trenched for graphitic potential. Phase I of the program focussed primarily on the Fondrana and Fotsy locations and resulted in the completion of 20 trenches for 1912 metres. All activities completed during 2011 were completed “in-house” by  our technical team of geologist, geo-physicists and geo-techs.

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

Area	Trench ID	UTMX	UTMY	UTMX	UTMY	Az	Length
		West	West	East	East		(m)
FOTSY	FOTSY_TH_11_01	507818	7335216	507912	7335209	90	94
FOTSY	FOTSY_TH_11_02	507805	7335113	507904	7335121	90	99
FOTSY	FOTSY_TH_11_03	507777	7335009	507921	7335007	270	144
FOTSY	FOTSY_TH_11_04	507772	7334911	507875	7334911	90	103
FOTSY	FOTSY_TH_11_05A	507715	7334815	507780	7334816	270	65
FOTSY	FOTSY_TH_11_05B	507838	7334818	507867	7334815	270	29
FOTSY	FOTSY_TH_11_06A	507620	7334713	507642	7334716	270	22
FOTSY	FOTSY_TH_11_06B	507671	7334716	507775	7334724	270	104
FOTSY	FOTSY_TH_11_07A	507581	7334614	507616	7334613	90	35
FOTSY	FOTSY_TH_11_07B	507644	7334611	507705	7334609	90	61
FOTSY	FOTSY_TH_11_08	507639	7334570	507747	7344571	90	108
FOTSY	FOTSY_TH_11_09	507638	7334516	507750	7334514	90	112
FOTSY	FOTSY_TH_11_10	507621	7334411	507749	7334413	90	128
FOTSY	FOTSY_TH_11_11	507585	7334323	507702	7334327	90	117
FOTSY	FOTSY_TH_11_12A	507878	7335341	507983	7335339	90	105
FOTSY	FOTSY_TH_11_12B	508048	7335334	508098	7335318	90	50
FONDRANA	FOND_TH_11_01	502152	7355448	502274	7355445	90	118
FONDRANA	FOND_TH_11_02	502103	7355331	502268	7355326	90	166
FONDRANA	FOND_TH_11_03	502089	7355145	502187	7355144	90	100
FONDRANA	FOND_TH_11_04	501989	7355085	502141	7355051	90	152

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

2012 Graphite Resource Delineation Drill Program
The Company’s 2011 exploration program provided the basis to evaluate several potential graphite deposits on its properties.  The objective of this evaluation was to select which zones would present the best overall parameters, including economics and quality of product, to move forward to production.  Included in the analysis were the Molo, Fondrana, Fotsy and Seta zones.

Based on the above evaluation, the Company selected the Molo Deposit to be brought to mine development. The Company intends to expedite this process and, while no assurances can be provided, the Company is targeting 2015/2016 for production.  It should be noted that this evaluation included metallurgical analysis, which confirmed that jumbo flake (i.e. +50 mesh) graphite at an average purity of 93% C can be easily liberated through simple crushing of the Molo deposit graphite.

The Company is targeting a resource between 50 and 100 million tonnes on the Molo deposit with a grade range of between 6 to 10% C.  The resource drill program commenced in May 2012, and concluded in August. It utilized two Boart Longyear diamond drills. The Company anticipates releasing a National Instrument (NI) 43-101 Resource statement for the Molo deposit in Q4 of 2012, followed shortly thereafter with a Preliminary Economic Assessment (PEA) of the deposit. The PEA study will be authored by the Company’s Engineering, Procurement, and Construction Management (EPCM) contractor, the DRA Group based in South Africa.

The potential quantity and grade of the Molo deposit is conceptual in nature and there has been insufficient assay data received at this time to properly define a mineral resource in accordance with NI 43-101 requirements. Although the Company sees no reason why a compliant mineral resource could not be defined, there is no guarantee that further exploration will result in the Molo being defined as a mineral resource. The potential quantity and grade of the Molo is being determined through the progression of exploration and the assays received. To date, the company’s exploration activities include airborne geophysical surveys, ground geophysics, mapping, drilling and trenching. The deposit target range is based on drilling and trenching results obtained to date.

Molo Deposit Characteristics
A key characteristic of the Molo deposit is that the graphite is immediately at surface, which the Company believes will allow for very cost-effective open pit mining. In addition to having the significant surficial expression of graphite, the Molo is also located in an area with a favorable geographical setting.  The terrain is semi-arid and almost flat - two features that give the Molo a unique topographical signature not found in most deposits.  The Company believes that the climate also adds to the ease of mining, as this area of Madagascar has a very temperate climate with a mild rainy season from December to March.

2012 Diamond Drilling
The discovery of potentially significant graphite mineralization from the 2011 exploration programs resulted in the initiation of a resource delineation drill program during May-August 2012. This program consisted of 41 diamond drill holes over an aggregate of 8,459 metres. All analytical results from the drilling program will be incorporated in the Company’s NI 43-101 Resources statement anticipated for release during late 2012. No assurances can be provided as to the results of the analysis, but initial results indicate the project is a viable mining opportunity.
DDH I.D.	Easting	Northing	AZ	DIP	Depth (m)	ELEV	START DATE	FINISH DATE
MOLO-12-01	513121	7345600	90	-45	463.60	565	19/05/2012	23/05/2023
MOLO-12-02	513185	7345601	270	-45	89.00	571	24/05/2012	25/05/2012
MOLO-12-03	513236	7345598	90	-45	311.00	574	25/05/2012	27/05/2012
MOLO-12-04	513299	7345598	90	-45	221.00	570	27/05/2012	29/05/2012
MOLO-12-05	513356	7345598	90	-45	170.00	568	29/05/2012	30/05/2012
MOLO-12-06	513146	7345396	90	-50	364.50	558	30/05/2012	07/06/2012
MOLO-12-07	513207	7345400	90	-50	299.00	557	07/06/2012	10/06/2012

DDH I.D.	Easting	Northing	AZ	DIP	Depth (m)	ELEV	START DATE	FINISH DATE
MOLO-12-08	513274	7345402	90	-50	212.00	555	10/06/2012	12/06/2012
MOLO-12-09	513331	7345402	90	-50	137.00	542	12/06/2012	13/06/2013
MOLO-12-10	513151	7345199	90	-50	320.00	538	07/07/2012	10/07/2012
MOLO-12-11	513210	7345197	90	-50	221.00	538	10/07/2012	12/07/2012
MOLO-12-12	513271	7345200	90	-50	182.00	556	12/07/2012	14/07/2012
MOLO-12-13	513322	7345202	90	-50	95.00	555	14/07/2012	15/07/2012
MOLO-12-14	513177	7344998	90	-50	218.00	552	15/07/2012	17/07/2012
MOLO-12-15	513238	7345001	90	-50	194.00	554	17/07/2012	19/07/2012
MOLO-12-16	513305	7344999	90	-50	80.00	550	19/07/2012	20/07/2012
MOLO-12-17	513092	7345801	90	-50	258.40	564	08/07/2012	12/07/2012
MOLO-12-18	513151	7345799	90	-50	132.00	565	12/07/2012	14/07/2012
MOLO-12-19	513204	7345805	90	-50	77.00	574	20/07/2012	21/07/2012
MOLO-12-20	513089	7346000	90	-50	234.00	564	14/07/2012	17/07/2012
MOLO-12-21	513150	7346002	90	-50	156.50	567	17/07/2012	19/07/2012
MOLO-12-22	513215	7346007	90	-50	54.00	573	19/07/2012	20/07/2012
MOLO-12-23	513202	7345517	270	-50	126.40	562	20/07/2012	22/07/2012
MOLO-12-24	513245	7345513	270	-50	176.00	566	24/07/2012	26/07/2012
MOLO-12-25	513210	7345292	270	-50	85.50	556	23/07/2012	24/07/2012
MOLO-12-26	513274	7345295	270	-50	186.50	554	24/07/2012	26/07/2012
MOLO-12-27	513226	7345702	270	-50	212.00	573	21/07/2012	24/07/2012
MOLO-12-28	513170	7345909	270	-50	84.00	572	06/08/2012	09/08/2012
MOLO-12-29	513215	7345907	270	-50	143.00	580	10/08/2012	11/08/2012
MOLO-12-30	513188	7345713	270	-50	126.80	565	03/08/2012	06/08/2012
MOLO-12-31	513322	7345513	270	-50	293.00	569	26/07/2012	29/07/2012
MOLO-12-32	513119	7345697	90	-50	327.50	562	26/07/2012	31/07/2012
MOLO-12-33	513169	7345702	90	-50	252.50	569	01/08/2012	03/08/2012
MOLO-12-34	513232	7345702	90	-50	236.00	565	07/08/2012	09/08/2012
MOLO-12-35	513285	7345700	90	-50	185.00	565	04/08/2012	07/08/2012
MOLO-12-36	513341	7345702	90	-50	200.00	563	29/07/2012	31/07/2012
MOLO-12-37	513403	7345703	90	-50	200.00	552	31/07/2012	02/08/2012
MOLO-12-38	513465	7345706	90	-50	152.00	565	02/08/2012	04/08/2012
MOLO-12-39	513190	7345498	90	-70	329.00	568	11/08/2012	14/08/2012
MOLO-12-40	513179	7345301	90	-70	326.00	560	14/08/2012	17/08/2012
MOLO-12-41	513187	7345102	90	-70	329.00	550	17/08/2012	20/08/2012

The Company has received assay results from 18 (of 41) drill holes, and 10 (of 18) trenches completed over the Molo deposit in 2012. This dataset confirms that the Molo deposit has a very large footprint.

The company has focused its resource delineation program on the Molo deposit. The deposit’s description and shape consists of a 2 km strike length with a south plunging antiformal fold. In the north, the graphite mineralization is between 50-100 metres in width. The deposit then flares to over 500 metres in width as you move south, after which the graphite deposit width tapers to approximately 250-350 metres before splitting into two ‘arms’. The widths of these arms range in size between 50 and 100 metre widths respectively. The deposit is open at depth, and along strike.  Drill and trench data received to date, as well as mapping, prospecting and geophysical surveying, confirms graphite mineralization at surface, and over an area of at least 250,000 m2.  The depth of mineralization that has been confirmed by drilling is in excess of 300 metres.

DDH	From (m)	To (m)	Length (m)	C%
MOLO-12-01	31.3	452.65	421.3	0.0612
MOLO-12-02	19	56.5	37.5	0.0611
MOLO-12-03	1.2	291.3	290.1	0.0608
MOLO-12-04	0.8	221	220.2	5.42
MOLO-12-05	10.5	163.6	153.1	6.01
MOLO-12-06	0.5	362	361.5	5.60
MOLO-12-07	1.5	293.5	292	6.48
MOLO-12-08	1.2	212	210.8	6.45
MOLO-12-09	0.2	137	136.8	6.83
MOLO-12-10	71	278	207	6.55
MOLO-12-11	0.64	97.45	96.81	6.9
MOLO-12-11	129.3	221	91.7	5.68
MOLO-12-12	0.5	24.5	24	5.18
MOLO-12-12	80	137	57	6.56
MOLO-12-13	0.77	69.5	68.73	6.3
MOLO-12-14	35.09	128	92.91	5.44
MOLO-12-14	166	250	84	5.43
MOLO-12-15	0.87	159	158.13	5.1
MOLO-12-17	96	170	74	6.49
MOLO-12-18	7.5	118.5	111	6.39
MOLO-12-20	58.2	188.5	130.3	7.08

Trench	From (m)	To (m)	Length (m)	C%
MOLO-TH-12-01	10	335	325	0.0635
MOLO-TH-12-02	2.5	361	358.5	0.0621
MOLO-TH-12-03	5	418	413	7.20
MOLO-TH-12-04	2	119	117	6.64
MOLO-TH-12-05	22	90	68	6.73
MOLO-TH-12-06	52	118	66	7.49
MOLO-TH-12-07	37	138	101	6.45
MOLO-TH-12-08	86	140	54	7.45
MOLO-TH-12-08	186	296	110	6.70
MOLO-TH-12-09	22	130	108	6.02
MOLO-TH-12-09	166	220	54	8.79
Next Steps
The Company anticipates releasing a National Instrument (NI) 43-101 Resource statement for the Molo deposit in late 2012, followed shortly thereafter with a Preliminary Economic Assessment (PEA) of the deposit. The PEA study will be authored by the Company’s Engineering, Procurement, and Construction Management (EPCM) contractor, the DRA Group based in South Africa.

Future Programs
The economic potential of the property rests upon the ability to extract vanadium and graphite using reasonable, potentially economic parameters.  Initial metallurgical results indicate that an economic processing method is available to extract graphite. This will be determined within the PEA study anticipated for release in late 2012. The results of this study will dictate how the Company proceeds with project development.

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

These claims comprise approximately 6,580 hectares.  In this region of the Province of Québec, “map staking” predetermines claim outlines.  Previously, the map-staking grid, producing some of the small parcels, superimposes upon staked claims. There are no carried environmental liabilities on the property. All surface work requires provincial government permits, including camp construction permits. Our Company is current with these permits.

Agreement
On May 2, 2006, we signed a letter of intent with Virginia Mines Inc. ("Virginia") for an option to acquire a 75% interest in 200 claims located in northern Québec, Canada.  Virginia had the right and option to sell the remaining 25% interest in the property.  This agreement was subject to a 2% NSR.  Virginia had previously acquired a 100% interest in the property, subject to a 1% NSR on certain claims, and a 0.5% NSR on other claims.  Virginia has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.  In order to exercise its option, we  issued Virginia 2,000,000 of our common shares, 2,000,000 now expired common share purchase warrants and incurred exploration expenditures greater than $2,000,000 on the property before September 1, 2008.  Further, on February 28, 2007 Virginia exercised its option to sell its remaining 25% interest on the property to us for 1,000,000 of our common shares valued at $1,219,000 and 1,000,000 now expired common share purchase warrants.  As a result of these agreements, we now own a 100% interest in this property. We are currently up to date with all obligations required to maintain the property in good standing.
FERDERBER
Property Description and Location
We  acquired a 100% undivided right, title and interest in and to 19 mining claims (0036315, 0036316, 0036317, 0036318, 0036319, 0036320, 0036321, 0036322, 0036323, 0036324, 0036325, 0036326, 0036327, 0030649, 0030650, 0030640, 0030638, 0030612, 0030613) held by Mr. Peter Ferderber, covering an area of approximately 64 hectares located in the Central Labrador Trough Region of Québec, 13 of which are contiguous to our  Sagar Property.  This property can be accessed by air.   In consideration of our receiving a 100% interest in these claims, subject to any NSR royalties, we  paid Mr. Ferderber CAD$6,000, and issued 150,000 of our common shares and 75,000 now expired common share purchase warrants.  Mr. Ferderber retained a 1% NSR on this property and agreed that we shall have a first right of refusal to purchase the 1% NSR should Mr. Ferderber elect to sell the royalty. We are currently up to date with all obligations required to maintain the property in good standing.

Sagar and Ferderber Property Geological Highlights
The geological setting of the property is the northwest trending Romanet Horst within the Labrador Trough.  The significant mineral potential of this geological setting is well demonstrated, we believe,  by the abundance and diversity of uranium-gold showings, which range from veins to breccia’s to shear zones. There is also locally significant sedimentary-hosted copper mineralization.  Our management contends that the most significant mineralization found to date is the 500 x 200 metre Mistamisk boulder field which contains 150 boulders that range up to 640 g/t gold and 4.11% uranium, with 70 tested boulders averaging 64.9g/t gold and 1.3% uranium.  The boulders discovered within the Mistamisk boulder field range in length from 0.30 to 2.0 metres.  Previous work has not determined the bedrock source of this boulder field.

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

ITEM 1A. - RISK FACTORS
Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below.  If any of the risks  described below, or elsewhere in this report on Form 10-K, or our Company’s other filings with the Securities and Exchange Commission (the "SEC"), were to occur, our financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline.

You should carefully consider the following risk factors together with the other information contained in this Annual Report on Form 10-K, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. Our risk factors, including but not limited to the risk factors listed below, are as follows:

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
The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern.  Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception.  Since our inception, up to June 30, 2012, we had accumulated net losses of $67,249,393.  If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations.  If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

We may not have access to sufficient capital to pursue our business and therefore would be unable to achieve our planned future growth.
We intend to pursue a strategy that includes development of our Company’s business plan.  Currently we have limited capital, which is insufficient to pursue our plans for development and growth.  Our ability to implement our Company’s plans will depend primarily on our ability to obtain additional private or public equity or debt financing.  Such financing may not be available, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us.  Financing exploration plans through equity financing will have a dilutive effect on our common shares.  Our failure to obtain additional capital will have a material adverse effect on our business.

Our primary exploration efforts are in the African country of Madagascar, where there is uncertainty with regard to its leader’s commitment to democratic elections.
Any adverse developments to the political situation in Madagascar could have a material effect on our Company’s business, results of operations and financial condition.  The timing of democratic elections in Madagascar remains uncertain.  To date, our Company has not been placed under any constraints or experienced disruptions in our exploration efforts due to the political situation in Madagascar.  Depending on future actions taken by the transitional government, our Company and its business operations could be impacted.

A roadmap, designed by the Southern African Development Community, was signed by the various political factions on September 17, 2011, a government of national unity was formed during November 2011 and the transition parliament was re-structured to include opposition members.  An independent elections commission was established in April 2012.  The African Union has endorsed this roadmap. This roadmap provides a path for democratic elections.  However, at the date of this report, presidential elections were scheduled for May 8, 2013, while parliamentary elections and second-round presidential elections were set for July 3, 2013, as announced by the elections commission and the United Nations. The consequences of the outcome of these elections (or the failure to hold them) may adversely affect our business plan and operations.

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
In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a client, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that client.  Prior to recommending speculative low priced securities to their non-institutional clients, broker-dealers must make reasonable efforts to obtain information about the client’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some clients.  FINRA requirements make it more difficult for broker-dealers to recommend that their clients buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

As a public company we are subject to complex legal and accounting requirements that will require us to incur significant expenses and will expose us to risk of non-compliance.
As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies.  The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company.  Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply.  Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us.  We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis privately held and larger public competitors.

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

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an "emerging growth company," as defined in the Jumpstart our Business Startups Act of 2012 or JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An "emerging growth company" can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.
As a public company and particularly after we cease to be an "emerging growth company," we will incur significant legal, accounting and other expenses that we have not incurred to date, including increased costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC. The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. Additionally, if these requirements divert our management's attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects. However, for as long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an "emerging growth company." If the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, we would cease to be an "emerging growth company" as of the following June 30, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an "emerging growth company" immediately.

Because we are quoted on the OTCQB instead of a national securities exchange in the United States, our U.S. investors may have more difficulty selling their stock or experience negative volatility on the market price of our stock in the United States.
In the United States, our common shares are quoted on the OTCQB.  The OTCQB can be highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks.  There is a greater chance of volatility for securities that trade on the OTCQB as compared to a national securities exchange in the United States, such as the New York Stock Exchange, the NASDAQ Stock Market or the NYSE Amex.  This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions.  U.S. investors in our common shares may experience high fluctuations in the market price and volume of the trading market for our securities.  These fluctuations, when they occur, have a negative effect on the market price for our common shares.  Accordingly, our U.S. shareholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common shares improves.

In addition to being quoted on the OTCQB, on June 16, 2011, our common shares commenced trading on the Toronto Stock Exchange (“TSX”), Canada’s national stock exchange, under the symbol EGZ.  From May 5, 2010 to June 15, 2011, our common shares traded on the TSX – Venture Exchange.  Our common shares are also listed on the Frankfurt Exchange under the symbol YE5.

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
The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer.  The volatility in our share price is attributable to a number of factors.  First our common shares, at times, are thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  Second, we are a speculative or “risky” investment due to our limited operating history, lack of profits to date and uncertainty of future market acceptance for our potential products. As a consequence, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.  Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our  performance.  We cannot make any predictions as to what the prevailing market price for our common shares will be at any time or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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
The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may in the future be the target of similar litigation.  This type of litigation could result in substantial costs and could divert management’s attention and resources.

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

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.  Any such failure could adversely affect the results of the management evaluations of our internal controls.  Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

Should we lose the services of our key executives, our financial condition and proposed expansion may be negatively impacted.
We depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business.  The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations.  Specifically, we rely on J.A. Kirk McKinnon, our Chief Executive Officer, and Richard E. Schler, our Executive Vice-President, Craig Scherba, our newly appointed President and Chief Operating Officer and Peter D. Liabotis, our newly appointed Chief Financial Officer.  We do not maintain key man life insurance on these individuals.  Should we lose any or all of their services and we are unable to replace their services with equally competent and experienced personnel, our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

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
Exploration for minerals is a speculative venture involving substantial risk.  We cannot provide investors with any assurance that our claims and properties contain commercially exploitable reserves.  The exploration work that we intend to conduct on our claims or properties may not result in the discovery of commercial quantities of graphite, vanadium, gold, uranium, or other minerals.  Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  In such a case, we would be unable to complete our business plan.

We are a mineral exploration company with a limited operating history and expect to incur operating losses for the foreseeable future.
We are a mineral exploration company.  We have not earned any revenues and we have not been profitable.  Prior to completing exploration on our claims, we may incur increased operating expenses without realizing any revenues.  There are numerous difficulties normally encountered by mineral exploration companies, and these companies experience a high rate of failure.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates.  We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations.

Because of the speculative nature of mineral property exploration, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.
Exploration for minerals is a speculative venture involving substantial risk.  We cannot provide investors with any assurance that our claims and properties contain commercially exploitable reserves.  The exploration work that we intend to conduct on our claims or properties may not result in the discovery of commercial quantities of graphite, vanadium, gold, uranium or other minerals.  Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

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

If we confirm commercial concentrations of graphite, vanadium, gold, uranium or other minerals on our claims and interests, we can provide no assurance that we will be able to successfully bring those claims or interests into commercial production.
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
There are several governmental regulations that materially restrict the exploration of minerals.  We will be subject to the mining laws and regulations in force in the jurisdictions where our claims are located, and these laws and regulations may change over time.  In order to comply with these regulations, we may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to land.  While our planned budget for exploration programs includes a contingency for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program, or that our budgeted amounts are inadequate.

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

Our performance may be subject to fluctuations in market prices of graphite, vanadium, gold, uranium, and  other minerals.
The profitability of a mineral exploration project could be significantly affected by changes in the market price of the relevant minerals.  Market prices of graphite have increased over the past several months due to possible new applications.  The price of vanadium has increased due to the markets in China as well as the expanded uses including large-scale power storage application.  The price of gold has fallen slightly after recently reaching record highs.  Demand for gold can also be influenced by economic conditions, attractiveness as an investment vehicle and the relative strength of the U.S. dollar and local investment currencies.  The market price of uranium has increased due in large measure to projections as to the number of new nuclear energy plants that will be constructed in China, the United States and other jurisdictions.  A number of other factors affect the market prices for other minerals. The aggregate effect of the factors affecting the prices of various minerals is impossible to predict with accuracy.  Fluctuations in mineral prices may adversely affect the value of any mineral discoveries made on the properties with which we are involved, which may in turn affect the market price and liquidity of our common shares and our ability to pursue and implement our business plan.  In addition, the price of both graphite and vanadium can fluctuate significantly on a month-to-month and year-to-year basis.

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

The current financial environment may have impacts on our business and financial condition that we cannot predict.
The continued instability in the global financial system and related limitation on availability of credit may continue to have an impact on our business and our financial condition, and we may continue to face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets has been restricted as a result of the economic downturn and related financial market conditions and may be restricted in the future when we would like, or need, to raise capital. The difficult financial environment may also limit the number of prospects for potential joint venture, asset monetization or other capital raising transactions that we may pursue in the future or reduce the values we are able to realize in those transactions, making these transactions uneconomic or difficult to consummate.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.
As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we have not incurred to date, including increased costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC.  The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.   However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”   If the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, we would cease to be an “emerging growth company” as of the following June 30, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

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

ITEM 4. – MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
As of September 21, 2012, there were 157,447,178 common shares issued and outstanding and 66,609,695 common shares underlying outstanding options and warrants to purchase, or securities convertible into, our common shares. Our common shares are quoted on the OTCQB under the symbol “ENZR”, the TSX under the symbol “EGZ” and the Frankfurt Stock Exchange under the symbol “YE5”.   On September 20, 2012 the last reported sale price for our common shares on the OTCQB and TSX was US$0.37 and CAD$0.36 per share, respectively.  The table below sets forth the high and low closing sale prices of our common shares for the fiscal quarters indicated as reported on the OTCQB and TSX.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	OTCBB (US$)		TSX / TSX-V (CDN$)
Period	High	Low	High	Low
Fiscal year ended June 30, 2013
First quarter ended September 30, 2012 (through September 20, 2012)	$0.41	$0.27	$0.39	$0.37
Fiscal year ended June 30, 2012
First quarter ended September 30, 2011	$0.36	$0.18	$0.34	$0.17
Second quarter ended December 31, 2011	$0.26	$0.15	$0.23	$0.15
Third quarter ended March 31, 2012	$0.44	$0.17	$0.43	$0.165
Fourth quarter ended June 30, 2012	$0.48	$0.22	$0.48	$0.22
Fiscal year ended June 30, 2011
First quarter ended September 30, 2010	$0.33	$0.18	$0.34	$0.185
Second quarter ended December 31, 2010	$0.50	$0.195	$0.51	$0.20
Third quarter ended March 31, 2011	$0.585	$0.39	$0.63	$0.38
Fourth quarter ended June 30, 2011	$0.45	$0.30	$0.42	$0.285
Fiscal year ended June 30, 2010
First quarter ended September 30, 2009	$0.68	$0.14	N/A	N/A
Second quarter ended December 31, 2009	$0.64	$0.39	N/A	N/A
Third quarter ended March 31, 2010	$0.48	$0.29	N/A	N/A
Fourth quarter ended June 30, 2010	$0.45	$0.20	$0.49	$0.22

Our common shares commenced trading on the TSX-V on May 5, 2010. Our common shares ceased trading on the TSX-V and commenced trading on the TSX on June 16, 2011.

Holders
As of September 21, 2012, there were approximately 2,500 holders of record of common shares.

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

Equity Compensation Plan Information
The following table sets forth information as of June 30, 2012 for (i) all compensation plans previously approved by the Company's security holders and (ii) all compensation plans not previously approved by the Company's security holders. Options reported below were issued under the Company's amended 2006 Stock Option Plan.

On April 21, 2009, the Company re-priced the 7,630,000 outstanding common stock purchase options by amending the exercise price ranging between $0.55 to $0.85 per share to $0.15 per share.

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

Recent Issuances of Unregistered Securities
From July 1, 2010 to June 30, 2012, the Company issued the following unregistered securities:

On July 2, 2010, the Company issued 500,000 common share purchase warrants valued at $78,100 to a company who assisted us in listing on the TSX Venture Exchange.  The share purchase warrants were valued using the Black-Scholes pricing model with the following assumptions:  risk free interest rate – 1.54%; expected volatility – 172%; dividend yield – NIL; and expected life – 4 years.

On October 21, 2010, the Company issued 1,100,000 common stock purchase options to a director of the Company valued at $237,710.  The common stock purchase options, which vested immediately, were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate – 1.54%; expected volatility – 172%; dividend yield – NIL; and expected life – 4 years.

On December 17, 2010, the Company issued 200,000 shares of common stock valued at $90,000 pursuant to a contract with a party to provide advisory services in China.

During January and February 2011, the Company closed a private placement of 30,936,654 units for gross proceeds of $13,921,495.  Each unit consisted of one common share and one half of one common share purchase warrant.  Each of the 15,468,327 warrants issued can be used to purchase one common share at an exercise price of $0.75 for two years from the date of issue.  In connection with the private placement, the Company paid $704,115, TSX-V fees of $38,411 and 1,564,700 compensation warrants.  The compensation warrant entitles the holder to acquire one unit at $0.45 per unit and expires on February 25, 2013.

During the year ended June 30, 2011, the Company issued 4,549,500 shares of common stock for consideration of $886,500.  The shares were issued pursuant to the exercise of several common share purchase warrants.

On July 1, 2011, the Company issued 5,175,000 common stock purchase options to directors, officers and consultants of the Company valued at $1,364,648.   The common stock purchase  options were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate – 1.95%; expected volatility – 137%; dividend yield – NIL; and expected life – 5 years.  These common stock purchase options vested on the grant date.

On October 24, 2011, the Company issued 1,850,000 common stock purchase  options to directors, officers and consultants of the Company valued at $321,530.   The common stock purchase  options were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate – 1.60%; expected volatility – 133%; dividend yield – NIL; and expected life – 5 years.  These common stock purchase  options vested on the grant date.

On December 16, 2011, the Company issued 2,365,000 common stock purchase  options to directors, officers and consultants of the Company valued at $431,613.   The common stock purchase  options were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate – 1.60%; expected volatility – 133%; dividend yield – NIL; and expected life – 5 years.  These common stock purchase  options vested on the grant date.

On December 16, 2011, the Company issued 7,500,000 shares of common stock at $0.18 per share valued at $1,350,000 as consideration for the Joint Venture Agreement with Malagasy Minerals Ltd.

On March 4, 2012, the Company issued 460,000 shares of common stock for consideration of $69,000.  The shares were issued pursuant to the exercise of common stock purchase  options.

On March 7, 2012, the Company issued 6,275,000 common stock purchase  options to directors, officers and consultants of the Company valued at $1,513,530.   The common stock purchase  options were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate – 1.00%; expected volatility – 131%; dividend yield – NIL; and expected life – 5 years.  These common stock purchase  options vested on the grant date.

On March 25, 2012, the Company closed a private placement with DRA Minerals Inc, a process development and mine engineering company, raising $635,000 by issuing 2,540,000 shares of common stock at $0.25 per share.

On April 9, 2012, the Company issued 50,000 shares of common stock for consideration of $15,000.  The shares were issued pursuant to the exercise of common stock purchase  options.

On May 23, 2012, the Company issued 180,000 common stock purchase  options to directors, officers and consultants of the Company valued at $35,982.   The common stock purchase  options were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate – 1.00%; expected volatility – 134%; dividend yield – NIL; and expected life – 5 years.  These common stock purchase  options vested on the grant date.

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

Issuer Repurchases of Equity Securities
None

ITEM 6. – SELECTED FINANCIAL DATA
As a “smaller reporting company”, we are not required to provide the information required by this Item. Refer to the financial statements included within this report.

ITEM 7. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein.  Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-K for the years ended June 30, 2012 and June 30, 2011, as well as the “Business” and “Risk Factors” sections within this Annual Report on Form 10-K.  The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-K, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to: (1) our ability to raise additional funding;
- the market price for graphite, vanadium, gold and uranium; (2) the results of our proposed exploration programs on our mineral properties;  (3) the political instability in Madagascar; and (4) our ability to find joint venture partners for the development of our property interests.

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

Estimated Exploration Budget
From the date of this report, our plan is to incur approximately $500,000 - $1,000,000 on exploration up to December 31, 2012 on our Madagascar properties and approximately $5,000 - $10,000 on other projects.

RESULTS OF OPERATIONS
We have had no operating revenues from inception on March 1, 2004 through to the year ended June 30, 2012. Our activities have been financed from the proceeds of securities subscriptions.  From inception, on March 1, 2004, to June 30, 2012, we raised net aggregate proceeds of $38,099,105 from private offerings of our securities and $970,500 through the exercise of common share purchase warrants and common stock purchase options.  For the year ended June 30, 2012 a total of $719,000 (June 30, 2011: $14,065,208) was raised through private offerings and the exercise of common stock purchase options.  $635,000 of this amount was raised through the DRA private placement with the remaining $84,000 (June 30, 2011: $886,500) raised through the exercise of warrants and common stock purchase options.  For the year ended June 30, 2011, $13,178,708 was raised by private placement.

For the period from inception, March 1, 2004, to June 30, 2012, we incurred a loss before income taxes of $67,249,393.  Expenses included $34,566,338 in mineral property and exploration costs and impairment losses on mineral properties.  These costs include acquisition costs relating to the Madagascar properties, Sagar properties and other abandoned properties.  We also incurred $5,499,854 in professional fees since inception; general and administrative expenses of $6,526,453; stock based compensation valued at $22,704,866; net foreign exchange translation gains totaling $907,495; donated services and expenses of $18,750 and total other income (including interest) of $1,224,406.

The following are explanations for the material fluctuations during the year ended June 30, 2012 when compared to the year ended June 30, 2011:
•
Amounts spent on mineral properties totalled $8,309,874 (June 30, 2011: $2,172,223), an increase of $6,137,651 year over year.  Included within this total were property acquisition costs relating to the transaction with Malagasy totalling $3,770,129 (recorded within the statement of operations under impairment losses), drilling costs associated with the fall 2011 and the spring 2012 drill programs, metallurgical testing analysis and various geological testing incurred during the year.  The costs were higher during fiscal 2012 compared to fiscal 2011 due to both the acquisition of the joint venture ground coupled with increased drilling on the properties, mainly the joint venture ground.  Following our accounting policies of expensing acquisition costs and exploration expenses on mineral properties as incurred, this amount increased the net loss for the year.

•
Professional fees totalled $1,801,659 up $552,963 from the June 30, 2011 total of $1,248,696.  The increase is due to the utilization of more professionals internally as well as increased legal and accounting service fees paid to external parties in Canada, Australia, Mauritius and Madagascar.

•
General and administration relates to fees associated with running the Toronto office and the Madagascar operations on the property.  These costs decreased by $55,395 between periods (June 30, 2012: $1,487,669, June 30, 2011: $1,543,064). Significant costs within the fiscal 2012 amount include travel expenses for trips to the exploration site in Madagascar, to the capital of Madagascar and Mauritius to meet government officials, to Europe for graphite conferences and meeting with investors and interested parties, and to Australia to negotiate and finalize the Malagasy joint venture agreement.

•
Investment income increased by $54,174 from $110,759 for the year ended June 30, 2011 to $164,933 for the year ended June 30, 2012.  Due to the companies higher cash position in the early part of fiscal 2012, more funds were available to be invested in various money market funds, bond funds and dual currency deposits.

Liquidity, Capital Resources and Foreign Currencies
As at June 30, 2012, we had cash on hand of $3,479,484.  Our working capital was $2,549,632.

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

In addition to paying expenses in Canadian dollars, we also pay expenses in South African Rand, Madagascar Ariary and Australian Dollars.  Therefore, we are subject to risks relating to movements in those currencies.

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

•
For the year ended June 30, 2012, we raised proceeds of $635,000 (by issuing 2,540,000 common shares)  through the issuance of common shares and $84,000 (by issuing 510,000 common shares) through the exercise of common stock purchase options.

We will likely require additional funding during fiscal 2013, which will likely be in the form of equity financing from the sale of our common shares.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of common shares for additional phases of exploration.

Issuances of Securities
We have funded our business to date from sales of our securities.  During the year ended June 30, 2012 and since July 1, 2010, the Company issued the following unregistered securities:

•
On July 2, 2010, the Company issued 500,000 common share purchase warrants valued at $78,100 to a company who assisted us with listing on the TSX Venture Exchange.  The common share purchase warrants were valued using the Black-Scholes pricing model with the following assumptions:  risk free interest rate – 1.54%; expected volatility – 172%; dividend yield – NIL; and expected life – 4 years.

•	On December 17, 2010, the Company issued 200,000 shares of common stock valued at $90,000 pursuant to a contract with a party to provide advisory services in China.
•
During January and February 2011, the Company closed a private placement of 30,936,654 units for gross proceeds of $13,921,495.  Each unit consisted of one common share and one half of one common share purchase warrant.  Each of the 15,468,327 warrants issued can be used to purchase one common share at an exercise price of $0.75 for two years from the date of issue.  In connection with the private placement, the Company paid $704,115, TSX-V fees of $38,411 and 1,564,700 compensation warrants. Each compensation warrant entitles the holder to acquire one unit at $0.45 per unit expiring February 25, 2013.

•
During the year ended June 30, 2011, the Company issued 4,549,500 shares of common stock for consideration of $886,500.  The shares were issued pursuant to the exercise of several common share purchase warrants.

•	On December 16, 2011, the Company issued 7,500,000 shares of common stock at $0.18 per share valued at $1,350,000 as consideration for the Joint Venture Agreement with Malagasy Minerals Ltd.
•	On March 4, 2012, the Company issued 460,000 shares of common stock for consideration of $69,000. The shares were issued pursuant to the exercise of common stock purchase options.
•
On March 25, 2012, the Company closed a private placement with DRA Minerals Inc, a process development and mine engineering company, raising $635,000 by issuing 2,540,000 common stock at $0.25 per share.

•	On April 9, 2012, the Company issued 50,000 shares of common stock for consideration of $15,000. The shares were issued pursuant to the exercise of common stock purchase options.

Off-balance sheet arrangements
We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

CRITICAL ACCOUNTING POLICIES
Principals of Consolidation and Basis of Presentation
These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and are expressed in US dollars.   These consolidated financial statements include the accounts of Energizer Resources Inc. and its wholly-owned subsidiaries, Energizer Resources (Mauritius) Ltd., THB Ventures Ltd, Energizer Resources Madagascar Sarl, and Energizer Resources Minerals Sarl. In addition, these consolidated financial statements include the Company's 75% interest in Madagascar-ERG Joint Venture (Mauritius) Ltd. and its 100% owned subsidiary ERG (Madagascar) Sarl.   All inter-company balances and transactions have been eliminated on consolidation.

Mineral Property Costs
The Company has been in the exploration stage since its inception on March 1, 2004, and has not yet realized any revenues from its mineral operations.  Mineral property exploration costs are expensed as incurred.
When it has been determined that a mineral property can be economically developed as a result of establishing probable and proven reserves, the costs then incurred to develop such property will be capitalized.  Such costs will be amortized using the units of production method over the estimated life of the probable reserve. If properties are abandoned or the carrying value is determined to be in excess of possible future recoverable amounts the Company will write off the appropriate amount

Financial Instruments
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

Foreign Currency Translation
The Company's functional and reporting currency is United States Dollars.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC Topic-830, "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the consolidated statement of operations

Stock Based Compensation
The Company has a stock option plan.  All stock-based awards granted, including those granted to directors not acting in their capacity as directors, are accounted for using the fair value based method.  The fair value of common stock purchase options granted is recognized as an expense within the income statement and a corresponding increase in shareholder equity.  Any consideration paid by eligible participants on the exercise of common stock purchase options is credited to capital stock.  The additional paid in capital amount associated with common stock purchase options is transferred to capital stock upon exercise

Use of Estimates
The consolidated financial statements include estimates, which, by their nature, are uncertain.  The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  On an ongoing basis, management evaluates its judgments and estimates in relation to assets, liabilities, revenue and expenses. Management uses historical experience and other factors as the basis for its judgments and estimates.  Actual results may differ from those estimates.   The impacts of estimates are pervasive throughout these consolidated financial statements, and may require accounting adjustments based on future occurrences.  Revisions to accounting estimates are recognized in the period in which the estimate is revised and the revision affects current and future periods.

RECENT ACCOUNTING PRONOUNCEMENTS
The following are recent accounting pronouncements, which may have an impact on the Company's future financial statements.  FASB has issued the following pronouncements:
•
"Comprehensive Income (Topic-220): Presentation of Comprehensive Income": ("ASU 2011-05") was issued during June 2011. FASB issued guidance regarding the presentation of Comprehensive Income within financial statements.  The guidance was effective for interim and annual periods beginning after December 15, 2011.

•
"Comprehensive Income (Topic-202): Deferral of the Effective date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No 2011-05": ("ASU 2011-12") was issued during December 2011.  FASB provides clarification and guidance relating to the effects of reclassifications of amounts out of accumulated other comprehensive income and into net income.   The guidance is effective for annual periods beginning after December 15, 2011 and interim periods within those years.

•
"Intangibles - Goodwill and Other (Topic-350): Indefinite-Lived Intangible Assets for Impairment": ("ASU 2011-08") was issued during September 2011. FASB issued guidance on how to determine whether goodwill amounts on the balance sheet have been impaired.  The guidance was effective for annual periods beginning after September 15, 2012 and interim periods within those years.

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

The adoption of the Topic-220, Topic-350 and Topic-202 did not have a material impact on the Company's consolidated financial statements.  The Company is currently evaluating its impact of Topic 201 on these consolidated financial statements.

ITEM 7.A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. - CONTROLS AND PROCEDURES
Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, given the size of our Company and its finance department, that our disclosure controls and procedures were effective as of June 30, 2012.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies, like ours, face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, only a few individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

This annual report does not include an attestation report of our independent registered public accounting firm over management’s assessment regarding internal control over financial controls due  to rules of the SEC for non-accelerated filers and legislation whereby emerging growth companies have an exemption from this requirement pursuant to the  Jumpstart Our Business Startups Act, H.R. 3606.

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

Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 30, 2012, no changes were made to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION
On September 19, 2012, Craig Scherba was appointed as the Company’s President and Chief Operating Officer.  In addition, on September 19, 2012, Richard E. Schler resigned as the Company’s Chief Financial Officer (remaining as Executive Vice-President and a member of the Board of Directors) and Peter D. Liabotis was appointed as the Company’s Chief Financial Officer.  The Company does not have an employment agreement or consulting agreement with Mr. Scherba or Mr. Liabotis.  All three individuals receive approximately CAD$12,000 per month, although the compensation varies from month to month depending on various factors.

Mr. Scherba’s biography is as follows:
Mr. Scherba was appointed as our President and Chief Operating Officer during September 2012 and a director during January 2010.  Mr. Scherba served as Vice President, Exploration of the Company from January 2010 to September 2012.  Mr. Scherba also servers as Vice President, Exploration of MacDonald Mines Exploration Ltd., Red Pine Exploration Inc. and Honey Badger Exploration Inc., all of which are resource exploration companies trading on the TSX - Venture Exchange.  In addition, Mr. Scherba was professional geologist with Taiga Consultants Ltd. (“Taiga”), a mining exploration consulting company from March 2003 to December 2009.  He was a managing partner of Taiga between January 2006 and December 2009.  Mr. Scherba has been a professional geologist (P. Geol.) since 2000, and his expertise includes supervising large Canadian and international exploration.  Mr. Scherba was an integral member of the exploration team that developed Nevsun Resources’ high grade gold, copper and zinc Bisha project in Eritrea. Mr. Scherba served as the Company's Country and Exploration Manager in Madagascar during its initial exploration stage.

Mr. Liabotis’ biography is as follows:
Mr. Liabotis was appointed as our Senior Vice President and Chief Financial Officer on September 19, 2012.  From October 2009 through September 18, 2012, Mr. Liabotis served as our company’s Vice President – Finance. Mr. Liabotis also currently serves as Vice President - Finance of MacDonald Mines Exploration Ltd., Red Pine Exploration Inc. and Honey Badger Exploration Inc., all of which are resource exploration companies trading on the TSX - Venture Exchange.  From August 2008 to September 2009 Mr. Liabotis worked for EFG Wealth Management (Canada), Ltd assisting with accounting matters and Canadian mutual fund launches.  From July 1998 through July 2008, Mr. Liabotis was the Senior Vice-President and Chief Financial Officer of Olympia Capital (Bermuda) Ltd, a Bermuda corporation.  Prior to July 1998, Mr. Liabotis worked for two years at PriceWaterhouseCoopers in Bermuda and two years with KPMG in Canada  Mr. Liabotis is a member of the Board of Directors of Honey Badger Exploration, Inc. Mr. Liabotis is a Chartered Accountant  (through the Institute of Chartered Accountants of Ontario), received his Bachelor of Commerce, Honours from the University of Windsor and received his Bachelor of Arts from the Western University (in Ontario, Canada).

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
The following table sets forth the name, age, and position of each executive officer and director the Company as at September 21, 2012.

Name	Age	Position
J.A. Kirk McKinnon	69	Chief Executive Officer, Chairman and Director
Craig Scherba	40	President, Chief Operating Officer and Director
Richard E. Schler	59	Executive Vice-President and Director
John Sanderson	77	Vice Chairman and Director
Peter D. Liabotis	42	Chief Financial Officer
V. Peter Harder	60	Director
Quentin Yarie	47	Director
Johann de Bruin	42	Director
Albert A. Thiess, Jr.	65	Director

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

J.A. Kirk McKinnon (Brampton, Canada)
Mr. McKinnon has served as the Company’s Chairman and Chief Executive Officer since October 1, 2009 and a director since April 2006. Mr. McKinnon also served as the Company’s President and Chief Executive Officer from April 2006 to September 30, 2009. He brings over 25 years of senior management experience to the Company.  Mr. McKinnon is currently President and CEO of MacDonald Mines Exploration Ltd., Red Pine Exploration Inc. and Honey Badger Exploration Inc., all of which are resource exploration companies trading on the TSX - Venture Exchange headquartered in Toronto, Canada. Previously, Mr. McKinnon held senior management positions with several high profile Canadian corporations, including Nestle Canada. Mr. McKinnon is well versed in business management and he has been very successful in raising funds in the capital markets.

Richard E. Schler, MBA (Toronto, Canada)
Mr. Schler has served as our Company’s Executive Vice President since September 2012 and as a director since April 2006.  Prior to that, he was our company’s Vice President and Chief Financial Officer from October 2009 to September 2012.  Mr. Schler was the Company’s Vice President, Chief Operating Officer and Chief Financial Officer from February 2009 to September 30, 2009 and served as the Company’s Vice President and Chief Financial Officer from April 2006 to January 2009. He is also currently serving as Chief Operating Officer and Chief Financial Officer of MacDonald Mines Exploration Ltd., Red Pine Exploration Inc. and Honey Badger Exploration Inc., all of which are resource exploration companies trading on the TSX - Venture Exchange headquartered in Toronto, Canada. Before joining these companies, Mr. Schler held various senior management positions with noted corporations. He also has over 25 years of experience in the manufacturing sector. Mr. Schler is very experienced in financial management and business operations. Together with Mr. McKinnon, they have been very successful in raising funds in the capital markets.

John Sanderson Q.C. (Vancouver, Canada)
John P. Sanderson Q.C. (Vancouver, Canada) Mr. Sanderson has been Vice Chairman of the Board of Directors of the Company since October 1, 2009 and a director of the Company since January 2009. Mr. Sanderson was Chairman of the Board of Directors of the Company from January 2009 to September 2009. Mr. Sanderson is a mediator, arbitrator, consultant and lawyer called to the Bar in the Canadian Provinces of Ontario and British Columbia. Mr. Sanderson’s qualifications to serve as a director of the Company include his many years of legal and mediation experience in various industries.  He has acted as mediator, facilitator and arbitrator in British Columbia, Alberta, Ontario and the Northwest Territories, in numerous commercial transactions, including insurance claims, corporate contractual disputes, construction matters and disputes, environmental disputes, inter-governmental disputes, employment matters, and in relation to aboriginal claims.  He is a member of mediation and arbitration panels with the British Columbia Arbitration and Mediation Institute, the British Columbia International Commercial Arbitration Centre and Mediate BC.

Craig Scherba, P.Geol. (Oakville, Canada)
Mr. Scherba was appointed as our President and Chief Operating Officer during September 2012 and a director during January 2010.  Mr. Scherba served as Vice President, Exploration of the Company from January 2010 to September 2012.  Mr. Scherba also serves as a Vice President, Exploration of MacDonald Mines Exploration Ltd., Red Pine Exploration Inc. and Honey Badger Exploration Inc., all of which are resource exploration companies trading on the TSX - Venture Exchange.  In addition, Mr. Scherba was professional geologist with Taiga Consultants Ltd. (“Taiga”), a mining exploration consulting company from March 2003 to December 2009.  He was a managing partner of Taiga between January 2006 and December 2009.  Mr. Scherba has been a professional geologist (P. Geol.) since 2000, and his expertise includes supervising large Canadian and international exploration.  Mr. Scherba was an integral member of the exploration team that developed Nevsun Resources’ high grade gold, copper and zinc Bisha project in Eritrea. Mr. Scherba served as the Company's Country and Exploration Manager in Madagascar during its initial exploration stage.

Peter D. Liabotis, CA  (Oakville, Canada)
Mr. Liabotis was appointed as our Senior Vice President and Chief Financial Officer on September 19, 2012.  From October 2009 through September 18, 2012, Mr. Liabotis served as our company’s Vice President – Finance. Mr. Liabotis also currently serves as Vice President - Finance of MacDonald Mines Exploration Ltd., Red Pine Exploration Inc. and Honey Badger Exploration Inc., all of which are resource exploration companies trading on the TSX - Venture Exchange.  From August 2008 to September 2009 Mr. Liabotis worked for EFG Wealth Management (Canada), Ltd assisting with accounting matters and Canadian mutual fund launches.  From July 1998 through July 2008, Mr. Liabotis was the Senior Vice-President and Chief Financial Officer of Olympia Capital (Bermuda) Ltd, a Bermuda corporation.  Prior to July 1998, Mr. Liabotis worked for two years at PriceWaterhouseCoopers in Bermuda and two years with KPMG in Canada  Mr. Liabotis is a member of the Board of Directors of Honey Badger Exploration, Inc. Mr. Liabotis is a Chartered Accountant  (through the Institute of Chartered Accountants of Ontario), received his Bachelor of Commerce, Honours from the University of Windsor and received his Bachelor of Arts from the Western University (in Ontario, Canada).

V. Peter Harder, LL.D, M.A., B.A. (Hons) (Manotick, Canada)
Mr. Harder has served as a director of the Company since July 2, 2009. He is a Senior Policy Advisor to Fraser Milner Casgrain, LLP (“FMC”), a Canadian national law firm.  Prior to joining FMC, Mr. Harder was a long-serving Deputy Minister in the Government of Canada. First appointed a Deputy Minister in 1991, he served as the most senior public servant in a number of federal departments including Treasury Board, Solicitor General, Citizenship and Immigration, Industry and Foreign Affairs and International Trade. At Foreign Affairs, Mr. Harder assumed the responsibilities of the Personal Representative of the Prime Minister to three G8 Summits (Sea Island, Gleneagles and St. Petersburg).  Mr. Harder is also a director of Power Financial Corporation (TSX: PWF), IGM Financial Corporation (TSX: IGM), Telesat Canada, Northland Power Inc. (TSX: NPI), Timberwest Forest Company and Magna International Inc. (TSX: MG, NYSE: MGA).  In 2008, Mr. Harder was elected the President of the Canada China Business Council (CCBC).

Quentin Yarie, P.Geol. (Toronto, Canada)
Mr. Yarie has served as a director of the Company since 2008. Mr. Yarie is an experienced geophysicist and a successful entrepreneur.  He has over 20 years of experience in the mining and environmental/engineering sectors.  Mr. Yarie has project management and business development experience as he has held positions of increasing responsibility with a number of Canadian-based geophysical service providers. Since January 2010, Mr. Yarie has been Senior Vice President Exploration for MacDonald Mines Exploration Ltd, Red Pine Exploration Inc. and Honey Badger Exploration Inc.  From October 2007 to December 2009, Mr. Yarie was a business development officer with Geotech Ltd, a geo-physical airborne survey company. From September 2004 to October 2007, Mr. Yarie was a senior representative of sales and business development for Aeroquest Limited. From 1992-2001, he was a partner of a specialized environmental and engineering consulting group where he managed a number of large projects including the ESA of the Sydney Tar Ponds, the closure of the Canadian Forces Bases in Germany and the Maritime and Northeast Pipeline project.

Johann de Bruin, Pr. Eng (Pretoria, South Africa)
Johann de Bruin, Pr. Eng, will be appointed to the Company’s Board of Directors as the Project Leader and key interface for mine development.  Mr. de Bruin is a Director of DRA with a 15-year track record of bringing numerous greenfield mining projects throughout Africa to feasibility.  He currently leads the initiative of business development into Africa for the DRA Group and has acted as the primary liaison between DRA and the Company over the past four years.

Albert A. Thiess, Jr. (Bluffton, United States of America)
Mr. Thiess brings over 35 years of accounting, finance and management experience to the Company.  Mr. Thiess served as an audit partner in Coopers & Lybrand, LLP and with PricewaterhouseCoopers LLP following the merger of those firms in 1998.  He served clients in the automotive, banking, retail and manufacturing industries, as well as serving as the Managing Partner of the Detroit, Michigan and Los Angeles, California offices.  He also was elected to the Governing Council of Coopers & Lybrand.  Following the merger with PricewaterhouseCoopers, Mr. Thiess managed various global functions for the newly merged firm.

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

Audit Committee and Audit Committee Financial Expert
The Company has an audit committee and is comprised of John Sanderson, Peter Harder and Quentin Yarie, all of whom are financially literate.  Messers Sanderson, Harder and Yarie are independent directors as they do not have  involvement in the day to day operations of the Company. The audit committee is a key component of the Company’s commitment to maintaining a higher standard of corporate responsibility.

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

Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended June 30, 2012, beneficial owners and executives complied with Section 16(a) filing requirements applicable to them.

Code of Ethics
The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions.  The Financial Code of Business Conduct was filed as Exhibit 14.1 to our Annual Report on Form 10-QSB for June 30, 2004 as filed on May 19, 2004.

ITEM 11. - EXECUTIVE COMPENSATION

Summary Compensation
The following table sets forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our principal executive officer and four other most highly compensated executive officers who received compensation in excess of $100,000 for the fiscal year ended June 30, 2012 (collectively, the “Named Executive Officers”):

	Annual Compensation			Long Term Compensation
				Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation ($) NOTE 1
J.A. Kirk McKinnon, CEO and Director	2012	248,207 (5)	--	--	--	--	--	739,062 (1)
	2011	261,810 (4)	--	--	--	--	--	--
	2010	134,178 (3)	--	80,750 (2)	--	--	--	512,469 (1)

Richard E. Schler, Executive Vice-President, Past CFO , and Director	2012	201,407 (5)	--	--	--	--	--	557,033 (1)
	2011	189,490 (4)	--	--	--	--	--	--
	2010	129,953 (3)	--	76,500 (2)	--	--	--	488,218 (1)

Craig Scherba, President, COO and Director	2012	105,214 (5)	--	--	--	--	--	260,035 (1)
	2011	71,048 (4)	--	--	--	--	--	--
	2010	--	--		--	--	--	83,325 (1)

Brent Nykoliation Sr. Vice President – Corporate Development	2012	162,085 (5)	--	--	--	--	--	275,345 (1)
	2011	99,488 (4)	--	--	--	--	--	--
	2010	42,231 (3)	--	$34,000 (2)	--	--	--	138,715 (1)

Peter D. Liabotis Sr. Vice President – Chief Financial Officer	2012	155,764 (5)	--	--	--	--	--	247,975 (1)
	2011	67,309 (4)	--	--	--	--	--	--
	2010	--	--		--	--	--	83,325 (1)

(1)
The values in the “All Other Compensation” above do not represent a cash payment of any kind. Rather these values represent the calculated Black-Scholes value of granted options. It is important to note that these granted options may or may not ever by exercised. Whether granted options are exercised or not will be based primarily, but not singularly, on the Company’s future stock price and whether the granted options become “in-the-money”. If these granted options are unexercised and expire, the cash value or benefit to the above noted people will be $nil.

(2)	Shares valued at $0.17 per share based on quoted market price issued to these individuals and/or to companies controlled by them.
(3)	Consulting fees paid and accrued for fiscal year ended June 30, 2010.
(4)	Consulting fees paid and accrued for the fiscal year ended June 30, 2011.
(5)	Salary and/or consulting fees paid and accrued for the fiscal year ended June 30, 2012.

Outstanding Equity Awards at the 2012 Fiscal Year-End – June 30, 2012
The following table provides information regarding the outstanding equity awards held by our Named Executive Officers (“NEO”) as of June 30, 2012.

Name	Option Awards
	No. of Securities Underlying Unexercised Options Exercisable (#)	No. of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
J.A. Kirk McKinnon, NEO	975,000 225,000 1,150,000 675,000 575,000 650,000 1,420,000	--	0.15 0.352 0.395 0.30 0.20 0.21 0.28	July 11, 2012 Sept 2, 2013 May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017
Richard E. Schler, NEO	875,000 200,000 1,100,000 600,000 225,000 200,000 1,340,000	--	0.15 0.352 0.395 0.30 0.20 0.21 0.28	July 11, 2012 Sept 2, 2013 May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017
Craig Scherba, NEO	250,000 350,000 200,000 200,000 400,000	--	0.395 0.30 0.20 0.21 0.28	May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017
Brent Nykoliation, NEO	75,000 400,000 450,000 200,000 200,000 350,000	--	0.352 0.395 0.30 0.20 0.21 0.28	Sept 2, 2013 May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017
Peter D. Liabotis,NEO	250,000 350,000 200,000 200,000 350,000	--	0.395 0.30 0.20 0.21 0.28	May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017

Aggregated Option Exercises and Fiscal Year-End Option Values
On March 9, 2006, the Company filed a Form S-8 registration statement in connection with its newly adopted 2006 Stock Option Plan (the “2006 Plan”) allowing for the direct award of shares or granting of common stock purchase   options to acquire up to a total of 2,000,000 common shares. On December 18, 2006, February 16, 2007, July 11, 2007, September 29, 2009, May 3, 2011 and March 1, 2012, the 2006 Plan was amended to increase the common stock purchase  option pool by a total of 25,000,000 additional common shares.  A total of 700,000 common stock purchase options were exercised in July 2012.  The Company granted a further 1,695,000 common stock purchase common stock purchase options on July 13, 2012 which will expire on July 13, 2016.

The following table summarizes the continuity of the Company’s common stock purchase common stock purchase options:
	Number of Shares	Weighted average exercise price ($)
Outstanding, June 30, 2010	13,620,000	0.30
Granted	1,100,000	0.25
Cancelled	(590,000)	0.57
Outstanding June 30, 2011	14,130,000	0.29
Granted	15,845,000	0.27
Exercised	(510,000)	0.15
Expired	(2,475,000)	0.15
Cancelled	(3,300,000)	0.31
Outstanding, June 30, 2012	23,690,000	0.29

Additional information regarding options outstanding as at June 30, 2012 is as follows:
Exercise price	Outstanding			Exercisable
	Number of shares	Weighted average remaining life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.15	2,395,000	0.03	$0.15	2,395,000	$0.15
$0.35	750,000	1.18	$0.35	750,000	$0.35
$0.40	5,350,000	1.86	$0.40	5,350,000	$0.40
$0.30	4,525,000	4.01	$0.30	4,525,000	$0.30
$0.20	1,850,000	4.32	$0.20	1,850,000	$0.20
$0.21	2,365,000	4.42	$0.21	2,365,000	$0.21
$0.28	6,275,000	4.69	$0.28	6,275,000	$0.28
$0.23	180,000	4.90	$0.23	180,000	$0.23
Total/Average	23,690,000	3.31	$0.29	23,690,000	$0.29

Long-Term Incentive Plan Awards Table
There are no Long-Term Incentive Plans in place at this time.

Pension Benefits Table
None.

Nonqualified Deferred Compensation Table
None.

All Other Compensation Table
None

Perquisites Table
None

Potential Payments Upon Termination Or Change In Control Table
None

Employment Agreements
The Company does not have an employment agreement or consulting agreement with Messrs. McKinnon, Schler, Scherba or Liabotis.  Each receive consulting fees and/or monthly salaries.  Mr. McKinnon receives approximately CAD$15,000 per month.  Messrs. Scherba, Schler and Liabotis receive approximately CAD$12,000 per month, although the compensation varies from month to month depending on various factors.

Compensation of Directors
Directors who are also Named Executive Officers or officers of the Company are remunerated for their services rendered as officers of the Company. Directors who are not also officers of the Company or do not otherwise provide services to the Company receive only stock based compensation in the form of common shares and common stock purchase options for their services as directors of the Company. Appended in the table below are compensation award to directors other than Named Executive Officers for the fiscal year ended June 30, 2012. The Company also reimburses our non-employee directors for expenses incurred in connection with their service on our Board of Directors. No additional amounts are payable to our directors for committee participation or special assignments. The compensation paid to directors who provide services to the Company in other capacities has been previously reported under “Summary Compensation”.  The following table summarizes compensation paid to or earned by our directors who are not Named Executive Officers for their service as directors of our company during the fiscal year ended June 30, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total (1) ($)
John Sanderson, Director	--	--	74,898 (1)	--	--	--	74,898 (1)
Quentin Yarie, Director	--	--	187,535 (1)	--	--	--	187,535 (1)
Peter Harder, Director	--	--	101,485 (1)	--	--	--	101,485 (1)
Johann de Bruin, Director	--	--	48,240 (1)	--	--	--	48,240 (1)
Albert A. Thiess, Jr Director	--	--	35,982 (1)	--	--	--	35,982 (1)

(1)
The values in the “Option Awards” and included within the “Total” columns above do not represent a cash payment of any kind. Rather these values represent the calculated Black-Scholes value of granted options. It is important to note that these granted options may or may not ever by exercised. Whether granted options are exercised or not will be based primarily, but not singularly, on the Company’s future stock price and whether the granted options become “in-the-money”.  If these granted options are unexercised and expire, the cash value or benefit to the above noted Directors will be $nil.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFITICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding beneficial ownership of our common shares as of  September 21, 2012, by: (i) each person who is known by the Company to own beneficially more than 5% of our common shares; (ii) each director of the Company; (iii) each of the Named Executive Officers; and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose.  The Company believes that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.  The “Number of Common Shares Beneficially Owned” in calculated based on total shares held plus warrants held (plus common stock purchase options entitled to exercise).  The aggregate of these items, which totals 224,056,873, will be used as the denominator for the percentage calculation below.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares Beneficially Owned(1)
Consolidated Thompson Iron Mines Limited 1155 University Street, Suite 508 Montréal, Québec, Canada	13,333,334	5.95%
Dundee Corporation 1 Adelaide Street East, Suite 2800 Toronto, Ontario, Canada	11,896,450	5.31%
J.A. Kirk McKinnon, Chairman, CEO & Director 46 Ferndale Crescent Brampton, Ontario, Canada (2) (13)	10,457,000	4.67%
Richard E. Schler, Vice President, EVP & Director 80 Greybeaver Trail Toronto, Ontario, Canada (3) (13)	9,100,000	4.06%
John Sanderson, Director 1721 – 27th Street West Vancouver, BC, Canada (4) (10) (13)	825,000	0.37%
Quentin Yarie, Director 196 McAllister Road North York, Ontario (5) (10) (13)	1,425,000	0.64%
Peter Harder, Director 5538 Pattapiece Crescent Manotick, Ontario, Canada (6) (10) (13)	1,000,000	0.44%
Craig Scherba, Director 1480 Willowdown Road, Oakville, Ontario, Canada (7) (13)	1,400,000	0.62%
Johann de Bruin, Director 1283 Dunwoodie Ave Pretoria, South Africa (8) (13)	200,000	0.09%
Albert A. Thiess, Jr., Director 8 Lawson’s Pond Court Bluffton, SC, USA (9) (13)	280,000	0.12%
Peter D. Liabotis, SVP and CFO 2261 Rockingham Drive, Oakville, Ontario, Canada (11) (13)	1,481,000	0.66%
Brent Nykoliation, SVP 161 Fallingbrook Road Toronto, Ontario, Canada (12) (13)	2,350,000	1.05%
All directors and executive officers as a group (10 persons) (12)	28,518,000	12.72%

Sources – www.sedi.ca, U.S. regulatory filings and the Company’s registered shareholder register.

(1) Denominator used for calculation is 224,056,873.  Based on total issued and outstanding common shares of 157,447,178 plus warrants outstanding of 43,619,695 plus common stock purchase common stock purchase options outstanding of 22,990,000 as of September 21, 2012.

(2) Totals include items held by “Badger Resources Inc.”, a related company and certain family members.  Includes 1,000,000 warrants and 4,087,000 common shares.  The warrants are exercisable until April 26, 2013 at a price of $0.15 per share. Also includes 5,370,000 common stock purchase common stock purchase options exercisable between $0.15 to $0.40 per share with expiry dates between July 11, 2012 to March 7, 2017.
(3) Totals include items held by “Sarmat Resources Inc.”, a related company, plus certain family members.  Includes 900,000 warrants and 3,860,000 common shares. The warrants are exercisable until April 26, 2013 at a price of $0.15 per share. Also includes 4,340,000 common stock purchase common stock purchase options exercisable between $0.15 to $0.40 per share with expiry dates between July 11, 2012 to March 7, 2017.
(4) Includes 250,000 common shares and 575,000 common stock purchase common stock purchase options exercisable between $0.20 to $0.35 per share with expiry dates between September 2, 2013 to March 7, 2017.
(5) Includes 325,000 common shares and 1,100,000 common stock purchase common stock purchase options exercisable between $0.20 to $0.35 per share with expiry dates between September 2, 2013 to March 7, 2017.
(6) Includes 325,000 common shares and 675,000 common stock purchase common stock purchase options exercisable between $0.20 to $0.40 per share with expiry dates between May 11, 2014 and March 7, 2017.
(7) Appointed President and Chief Operating Officer on September 19, 2012.  Includes 1,400,000 common stock purchase common stock purchase options exercisable between $0.20 to $0.40 per share with expiry dates between May 11, 2014 to March 7, 2017.
(8) Includes 200,000 common stock purchase common stock purchase options exercisable at $0.28 per share with a expiry date of March 7, 2017.
(9) Includes 100,000 common shares and 180,000 common stock purchase common stock purchase options exercisable at $0.23 per share with a expiry date of May 23, 2017.
(10) Members of the Audit Committee.
(11) Appointed as Senior Vice President and Chief Financial Officer on September 19, 2012. Includes 131,000 common shares and 1,350,000 common stock purchase common stock purchase options exercisable between $0.20 to $0.35 per share with expiry dates between May 11, 2014 to March 7, 2017.
(12) Includes 675,000 common shares and 1,675,000 common stock purchase common stock purchase options exercisable between $0.20 to $0.35 per share with expiry dates between September 2, 2013 to March 7, 2017.
(13) Parties whose shareholdings are a part of the total of “All directors and executive officers as a group (10 persons)”.

Changes in Control
We are not aware of any arrangements that may result in a change in control of the Company.

Description of Capital Structure

General
Our authorized capital stock consists of 350,000,000 shares of common stock, par value $ 0.001.

Common Stock
The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of common stock purchase options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights
Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends
Subject to preferences that may be applicable to any then-outstanding securities with greater rights, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past and does not presently contemplate that there will be any future payment of any dividends on Common Stock.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Except as noted under the section entitled “Executive Compensation”, none of the following parties, since July 1, 2010, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction with us that has or will materially affect us:  (1) any of our directors or officers;   (2) any person proposed as a nominee for election as a director;  (3) any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;  (4) any of our promoters;  and (5) any relative or spouse of any of the foregoing persons who has the same house as such person.

The following directors were independent under the independence standards of both the Toronto Stock Exchange and the NYSE Amex during the past fiscal year:  Quentin Yarie, Peter Harder and John Sanderson.

Given the size of the Company, the only formal committee in place is an audit committee.  The following independent directors serve on the audit committee:  John Sanderson, Peter Harder and Quentin Yarie.

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the SEC.  Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov.  The public may also read and copy any document we file with the SEC at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We maintain a website at http://www.energizerresources.com, (which website is expressly not incorporated by reference into this filing).  Information contained on our website is not part of this report on Form 10-K.

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

ITEM 14.  - PRINCIPAL ACCOUNTANT FEES AND SERVICES
Year ended June 30, 2012 and June 30, 2011
Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-K; and our quarterly reports on Form 10-Q during the fiscal year ending June 30, 2012 was $83,500 CAD (June 30, 2011: $50,925 CAD).

Audit Related Fees:  The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended June 30, 2012 were $16,500 CAD (June 30, 2011: $23,690 CAD).

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended June 30, 2012 was $Nil CAD (June 30, 2011: $Nil CAD).

Auditor Independence
Our Board of Directors considers that the work done for us in the year ended June 30, 2012 by MSCM LLP Chartered Accountants is compatible with maintaining MSCM LLP, Chartered Accountants.

Auditor’s Time on Task
All of the work expended by MSCM LLP, Chartered Accountants on our June 30, 2012 audit was attributed to work performed by MSCM LLP, Chartered Accountant’s full-time, permanent employees.

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

Dated:  September 21, 2012

By:                   /s/ J A Kirk McKinnon
Name:  J A Kirk McKinnon
Title:  President, Chief Executive Officer and Director

Dated:  September 21, 2012

By:                   /s/ Peter D. Liabotis
Name:  Peter D. Liabotis, CA
Title:  Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ J A Kirk McKinnon	Chairman, Chief Executive Officer, Director	September 21, 2012
J A Kirk McKinnon

/S/ Richard E. Schler	Executive Vice-President, Director	September 21, 2012
Richard Schler

/S/ Craig Scherba	President, Director	September 21, 2012
Craig Scherba

/S/ John Sanderson	Vice-Chairman, Director	September 21, 2012
John Sanderson

/S/ Quentin Yarie	Director	September 21, 2012
Quentin Yarie

/S/ V. Peter Harder	Director	September 21, 2012
V. Peter Harder
/S/ Johann de Bruin	Director	September 21, 2012
Johann de Bruin

/S/ Albert A. Thiess, Jr.	Director	September 21, 2012
Albert A. Thiess, Jr.

ENERGIZER RESOURCES INC.
(An Exploration Stage Company)

Consolidated Financial Statements

For the years ended June 30, 2012 and 2011

(Expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Energizer Resources Inc.

We have audited the accompanying consolidated balance sheets of Energizer Resources Inc. as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended and accumulated for the period from March 1, 2004 (Date of Inception) to June 30, 2012. Energizer Resources Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energizer Resources Inc. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended and accumulated for the period from March 1, 2004 (Date of Inception) to June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

Signed:  “MSCM LLP”

Chartered Accountants
Licensed Public Accountants

Toronto, Ontario
September 17, 2012

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	June 30, 2012	June 30, 2011

Assets
Current Assets:
Cash and cash equivalents	$3,479,484	$4,536,275
Dual currency deposits (note 5)	-	8,031,076
Amounts receivable and prepaid expenses (note 6)	437,876	135,392
Loan to related party (note 6)	258,416	-
Marketable securities (note 7)	20,542	40,403
Tax credits recoverable	-	12,073
Total current assets	4,196,318	12,755,219
Equipment (note 4)	50,624	6,667

Total assets	$4,246,942	$12,761,886

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities:
Accounts payable and accrued liabilities (note 6)	$1,646,686	$689,857
Derivative liability	-	12,619

Total liabilities	1,646,686	702,476

Stockholders' Equity
Common stock, 350,000,000 shares authorized, $0.001 par value,
156,747,178 issued and outstanding (June 30, 2011 -
146,197,178) (note 9)	156,747	146,197
Additional paid-in capital	69,724,488	63,998,735
Donated capital	20,750	20,750
Accumulated comprehensive loss	(52,336)	(32,432)
Accumulated deficit during exploration stage	(67,249,393)	(52,073,840)

Total stockholders' equity	2,600,256	12,059,410

Total liabilities and stockholders' equity	$4,246,942	$12,761,886

The accompanying notes are an integral part of these consolidated financial statements.

Subsequent Events (Note 14)

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)

	March 1, 2004
	(date of inception) to	For the year ended June 30,
	June 30, 2012	2012	2011

Revenues	$-	$-	$-

Mineral exploration expense (notes 6 and 8)	23,207,701	4,539,745	2,172,223
Stock-based compensation (notes 6, 9 and 10)	22,704,866	3,667,303	237,710
Impairment loss on mineral properties (note 8)	11,358,637	3,770,129	-
General and administrative (note 6)	6,526,453	1,487,669	1,543,064
Professional and consulting fees (note 6)	5,499,854	1,801,659	1,248,696
Depreciation (note 4)	65,033	9,781	8,889
Donated services and expenses	18,750	-	-
Foreign currency translation (gain)/loss	(907,495)	64,200	(226,268)

Total expenses	68,473,799	15,340,486	4,984,314

Net loss from operations	(68,473,799)	(15,340,486)	(4,984,314)

Other Income
Investment income	920,553	164,933	110,759
Other income	303,853	-	-

Loss before income tax recovery	(67,249,393)	(15,175,553)	(4,873,555)

Net Loss	(67,249,393)	(15,175,553)	(4,873,555)
Unrealized (loss)/gain from investments in
marketable securities	(58,180)	(19,904)	11,844

Comprehensive loss	$(67,307,573)	$(15,195,457)	$(4,861,711)

Loss per share - basic and diluted (note 13)		$(0.10)	$(0.04)

Weighted average shares outstanding - basic and diluted		151,107,724	126,983,413

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	March 1, 2004
	(date of inception) to	Year Ended	Year Ended
	June 30, 2012	June 30, 2012	June 30, 2011

Operating Activities
Net loss	$(67,249,393)	$(15,175,553)	$(4,873,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	65,033	9,781	8,889
Donated services and expenses	20,750	-	-
Non-cash proceeds received	(74,000)	-	(18,456)
Dual currency deposits	71,680	90,136	-
Impairment loss on mineral properties	11,358,637	3,770,129	-
Stock-based compensation	22,704,866	3,667,303	237,710
Issuance of shares and warrants for services rendered	168,100	-	168,100
Change in operating assets and liabilities:
Amounts receivable and prepaid expenses	(437,876)	(302,484)	(66,396)
Accounts payable and accrued liabilities	1,647,512	956,829	276,736
Tax credits recoverable	(245,186)	12,073	(12,627)
Non-cash portion of marketable securities	337	-	-

Net cash used in operating activities	(31,969,540)	(6,971,786)	(4,279,599)

Financing Activities
Proceeds from issuance of common stock, net	38,099,105	635,000	13,178,708
Exercise of warrants and stock options	970,500	84,000	886,500
Government grants received	245,186	-	245,186

Net cash provided by financing activities	39,314,791	719,000	14,310,394

Investing Activities
Mineral property acquisition costs	(3,419,973)	(2,420,129)	-
Purchase of property and equipment	(115,656)	(53,738)	-
Investment in dual currency deposits	(32,938,800)	(24,938,800)	(8,000,000)
Redemption of dual currency deposits	32,867,078	32,867,078	-
Loan to related party	(258,416)	(258,416)	-

Net cash (used in) provided by investing activities	(3,865,767)	5,195,995	(8,000,000)

Increase (decrease) in cash and cash equivalents	3,479,484	(1,056,791)	2,030,795
Cash and cash equivalents - beginning of period	-	4,536,275	2,505,480

Cash and cash equivalents - end of period	$3,479,484	$3,479,484	$4,536,275

Non-cash investing and financing activities:
Issuance of common stock for mineral properties	$5,190,500	$1,350,000	$-
Issuance of common stock and warrants for services	$5,811,125	$-	$90,000
Supplemental Disclosures:
Interest received	$817,442	$61,822	$110,759
Income taxes paid	$-	$-	$-
Taxes received	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period from March 1, 2004 (Date of Inception) to June 30, 2012
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

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity - continued
For the Period from March 1, 2004 (Date of Inception) to June 30, 2012
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

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity - continued
For the Period from March 1, 2004 (Date of Inception) to June 30, 2012
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

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity - continued
For the Period from March 1, 2004 (Date of Inception) to June 30, 2012
(Expressed in US Dollars)

							Deficit
							Accumulated
			Additional	Accumulated	Common		During the
			Paid-In	Comprehensive	Stock	Donated	Exploration
	Shares	Amount	Capital	Income (loss)	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$	$

Continued from prior page:

Private placement common shares subscribed	30,936,654	30,936	13,890,559	-	-	-	-	13,921,495
Fair value of warrants issued	-	-	78,100	-	-	-	-	78,100
Cost of issue	-	-	(742,787)	-	-	-	-	(742,787)
Issuance of common shares for services-at $0.45/share	200,000	200	89,800	-	-	-	-	90,000
Issuance of shares to exercise warrants	4,549,500	4,551	881,950	-	-	-	-	886,501
Stock-based compensation	-	-	237,710	-	-	-	-	237,710
Accumulated comprehensive gain	-	-	-	11,844	-	-	-	11,844
Net loss for the year	-	-	-	-	-	-	(4,873,555)	(4,873,555)

Balance - June 30, 2011	146,197,178	146,197	63,998,735	(32,432)	-	20,750	(52,073,840)	12,059,410

Private placement common shares subscribed	2,540,000	2,540	632,460	-	-	-	-	635,000
Issuance of common stock for mineral property	7,500,000	7,500	1,342,500	-	-	-	-	1,350,000
Exercise of stock options	510,000	510	83,490	-	-	-	-	84,000
Stock-based compensation	-	-	3,667,303	-	-	-	-	3,667,303
Accumulated comprehensive gain	-	-	-	(19,904)	-	-	-	(19,904)
Net loss for the year	-	-	-	-	-	-	(15,175,553)	(15,175,553)

Balance - June 30, 2012	156,747,178	156,747	69,724,488	(52,336)	-	20,750	(67,249,393)	2,600,256

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2012 and 2011
(Expressed in US Dollars)

1.	Exploration Stage Company

Energizer Resources Inc. (the "Company") was incorporated in the State of Nevada, United States of America on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008.  The Company is an Exploration Stage Company, as defined by ASC Topic-915, "Development Stage Entities".  The Company's principal business is the acquisition and exploration of mineral resources.  During fiscal 2008, the Company incorporated Energizer Resources (Mauritius) Ltd. (formerly Uranium Star (Mauritius) Ltd.), a Mauritius subsidiary and Energizer Resources Madagascar Sarl, a Madagascar subsidiary.  During fiscal 2009, the Company incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl, a Madagascar subsidiary, which holds the Madagascar properties.  During fiscal 2012, the Company incorporated Madagascar-ERG Joint Venture (Mauritius) Ltd., a Mauritius subsidiary and ERG (Madagascar) Sarl, a Madagascar subsidiary.  ERG (Madagascar) Sarl is 100% owned by Madagascar-ERG Joint Venture (Mauritius) Ltd. which is owned 75% by Energizer Resources (Mauritius) Ltd.  The Company has not yet fully determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has yet to generate revenue from mining operations or pay dividends and is unlikely to do so in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  As at June 30, 2012, the Company has accumulated losses of $67,249,393.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.           Significant Accounting Policies

Principals of Consolidation and Basis of Presentation
These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and are expressed in US dollars.   These consolidated financial statements include the accounts of Energizer Resources Inc. and its wholly-owned subsidiaries, Energizer Resources (Mauritius) Ltd., THB Ventures Ltd, Energizer Resources Madagascar Sarl, and Energizer Resources Minerals Sarl. In addition, these consolidated financial statements include the Company's 75% interest in Madagascar-ERG Joint Venture (Mauritius) Ltd. and its 100% owned subsidiary ERG (Madagascar) Sarl.   All inter-company balances and transactions have been eliminated on consolidation.

Use of Estimates
The consolidated financial statements include estimates which, by their nature, are uncertain.  The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  On an ongoing basis, management evaluates its judgments and estimates in relation to assets, liabilities, revenue and expenses. Management uses historical experience and other factors as the basis for its judgments and estimates.  Actual results may differ from those estimates.   The impacts of estimates are pervasive throughout these consolidated financial statements, and may require accounting adjustments based on future occurrences.  Revisions to accounting estimates are recognized in the period in which the estimate is revised and the revision affects current and future periods.

Areas where significant estimates and assumptions are used include: the valuation of shares, warrants and stock options issued, the valuation recorded for impairment on property expenditures, the valuation recorded for future income taxes, and the valuation of derivatives.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2012 and 2011
(Expressed in US Dollars)

2.           Significant Accounting Policies - continued

Comprehensive Income (Loss)
ASC Topic-220, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income, its components and accumulated balances.  As at June 30, 2012, the Company's only component of other comprehensive income is unrealized losses on marketable securities.

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

Cash and Cash Equivalents
Cash and cash equivalents include money market investments that are readily convertible to known amounts of cash and have an original maturity of less than or equal to 90 days.

Marketable Securities
The Company classifies and accounts for debt and equity securities in accordance with ASC Topic-320, "Accounting for Certain Investments in Debt and Equity Securities".  The Company has classified all of its marketable securities as available-for-sale, thus securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, are included as a separate component of stockholders’ equity, "Accumulated Comprehensive Loss ".

Equipment
Equipment is recorded at cost, less accumulated depreciation, and consists of exploration equipment.  Depreciation is computed on a straight-line basis over 3 years.

Mineral Property Costs
The Company has been in the exploration stage since its inception on March 1, 2004, and has not yet realized any revenues from its mineral operations.  Mineral property exploration costs are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing probable and proven reserves, the costs then incurred to develop such property will be capitalized.  Such costs will be amortized using the units of production method over the estimated life of the probable reserve. If properties are abandoned or the carrying value is determined to be in excess of possible future recoverable amounts the Company will write off the appropriate amount.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2012 and 2011
(Expressed in US Dollars)

2.           Significant Accounting Policies - continued

Foreign Currency Translation
The Company's functional and reporting currency is United States Dollars.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC Topic-830, "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the consolidated statements of operations and comprehensive loss.

Stock-Based Compensation
The Company has a stock option plan as described in note 10.  All stock-based awards granted, including those granted to directors not acting in their capacity as directors, are accounted for using the fair value based method.  The fair value of stock options granted is recognized as an expense within the consolidated statements of operations and comprehensive loss and a corresponding increase in shareholders’ equity.  Any consideration paid by eligible participants on the exercise of stock options is credited to common stock.  The additional paid in capital amount associated with stock options is transferred to common stock upon exercise.

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

Management does not believe unrecognized tax benefits will significantly change within one year of the balance sheet date.  Interest and penalties related to income tax matters are recognized in income tax expense.  As of June 30, 2012, there was no accrued interest or penalties related to uncertain tax positions.

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

Asset Retirement Obligations
The operations of the Company are subject to regulations governing the environment, including future site restoration for mineral properties.  The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred and when a reasonable estimate of fair value can be made.  If a reasonable estimate of fair value cannot be made in the period the asset retirement is incurred, the liability is recognized when a reasonable estimate of fair value can be made.  The Company has determined that there are no asset retirement obligations or any other environmental obligations currently existing with respect to its mineral properties and therefore no liability has been recognized.

Government Grants
The Company makes periodic applications for financial assistance under available government incentive programs and tax credits related to the mineral property expenditures.  The Company recognizes government assistance on an accrual basis when all requirements to earn the assistance have been completed and receipt is reasonably assured.  Government grants are recognized on the balance sheet under tax credits recoverable and accrued as a reduction of mineral exploration expenses.  Government grants relating to mineral expenditures are reflected as a reduction of the cost of the property or as a reduction to exploration expenses.  Government grants relating to operating expenses are reflected as a reduction of the expense.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2012 and 2011
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
For the years ended June 30, 2012 and 2011
(Expressed in US Dollars)

3.           Recent Accounting Pronouncements Affecting The Company

The following are recent FASB accounting pronouncements which may have an impact on the Company's future consolidated financial statements.
•
"Comprehensive Income (Topic-220): Presentation of Comprehensive Income": ("ASU 2011-05") was issued during June 2011. FASB issued guidance regarding the presentation of Comprehensive Income within financial statements.  The guidance was effective for interim and annual periods beginning after December 15, 2011.

•
"Comprehensive Income (Topic-202): Deferral of the Effective date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No 2011-05": ("ASU 2011-12") was issued during December 2011.  FASB provides clarification and guidance relating to the effects of reclassifications of amounts out of accumulated other comprehensive income and into net income.   The guidance is effective for annual periods beginning after December 15, 2011 and interim periods within those years.

•
"Intangibles - Goodwill and Other (Topic-350): Indefinite-Lived Intangible Assets for Impairment": ("ASU 2011-08") was issued during September 2011. FASB issued guidance on how to determine whether goodwill amounts on the balance sheet have been impaired.  The guidance is effective for annual periods beginning after September 15, 2012 and interim periods within those years.

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

The adoption of the Topic-220, Topic-350 and Topic-202 is not expected to have a material impact on the Company's consolidated financial statements.  The Company is currently evaluating the impact of Topic 201 on these consolidated financial statements.

4.           Equipment

			June 30, 2012	June 30, 2011
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Exploration equipment	$53,738	$3,114	$50,624	$6,667

 For the year ended June 30, 2012, depreciation expense totaled $9,781 (June 30, 2011: $8,889).

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2012 and 2011
(Expressed in US Dollars)

5.           Dual Currency Deposits

From time to time, the Company has invested in dual currency deposits under which it contracts to a foreign exchange strike rate at the inception of the contract.  If the spot rate is less than the strike rate on the day of maturity, the Company will receive money in the invested currency.  Conversely, if the spot rate is greater than the strike rate, the Company will receive money in the underlying currency and recognize a foreign exchange loss.

The Company used this form of deposit to increase the interest rate, and hence its return, on its deposits and because it makes payments to vendors in both US dollars and Canadian dollars.  Because of this during certain cycles or payment periods, the Company is indifferent as to whether the deposit is returned in Canadian dollars or US dollars.  This investment posed a greater risk when compared to investing excess cash in liquid and low risk money market deposits due to the fact that the movement in the underlying foreign exchange rates is uncertain.

As of June 30, 2012, the Company held a total of $Nil (June 30, 2011: $8,000,000) dual currency deposits.

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

The following are the related party transactions for the year ended June 30, 2012:
a)	The Company incurred a total of $74,550 (June 30, 2011: $59,410) in office administration and rent expense from a company related by common management.

b)
9,600,000 (June 30, 2011: 1,100,000) stock options were issued to related parties during the period with exercise prices between $0.20 and $0.30.  These stock options valued at $2,181,213 (June 30, 2011: $237,710) were issued to directors and officers of the Company.

c)	The Company incurred $717,886 (June 30, 2011: $821,338) in administrative, management and consulting fees to directors and officers.

d)	The Company incurred $1,137,725 (June 30, 2011: $Nil) in charges from a mining and engineering firm in which one of the Company's directors serves as a senior officer and a director for.

The following are the related party balances for the year ended June 30, 2012:
a)	Related party balances of $Nil (June 30, 2011: $168,000) were included in accounts payable and accrued liabilities and $34,319 (June 30, 2011: $37,000) in prepaid expenses.

b)	The Company has recorded a short-term loan to a related party totaling $258,416 (June 30, 2011: $Nil). This loan is interest bearing and is expected to be paid back in full within the next 12 months.

7.           Marketable Securities

Marketable securities consist of available-for-sale securities over which the Company does not have significant influence or control.  These investments included $20,542 (June 30, 2011: $40,403) invested in TSX-Venture entities.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2012 and 2011
(Expressed in US Dollars)

8.           Mineral Properties

Green Giant Property, Southern Madagascar, Africa
On August 22, 2007, the Company entered into a joint venture agreement with Madagascar Minerals and Resources Sarl ("MMR"), a Madagascar incorporated company.  A joint venture was established with the Company owning a 75% interest and MMR owning a 25% interest in the Green Giant Property.  In order to acquire the 75% interest, the Company paid a total of $765,000, issued 1,250,000 common shares and 500,000 now expired share purchase warrants.  Further, on December 10, 2007, the Company issued 1,250,000 common shares valued at $375,000 and 500,000 now expired share purchase warrants.  As it has not yet determined whether the property has probable or proven reserves, the Company recognized an impairment loss during fiscal 2008 totaling $1,200,560 which represented the total cash paid and the value of common shares and share purchase warrants issued.

On July 9, 2009, the Company entered into an agreement with MMR to acquire the remaining 25% interest for $100,000 and terminated the joint venture.  MMR retains a 2% net smelter return (‘NSR’).  The NSR on this 25% portion can be acquired by the Company for $500,000 in cash or common shares for the first 1% and at a price of $1,000,000 in cash or common shares for the second 1% at the Company's option.

Malagasy Joint Venture Ground, Southern Madagascar, Africa
On December 14, 2011, the Company entered into a Definitive Joint Venture Agreement (‘JVA’) with Malagasy Minerals Limited (‘Malagasy’) (Australian Stock Exchange: MGY) to acquire a 75% interest to explore and develop a defined group of industrial minerals (including graphite, vanadium and approximately 25 other minerals) on ground formerly held 100% by Malagasy.  Malagasy will retain a 25% interest.  The new land position covers an area totaling 2,119 permits and 827.7 square kilometres.  This land portfolio is mainly adjacent to the south and east of the Company's 100% owned Green Giant Property.  Under the terms of the JVA, the Company paid $2,261,690 and issued 7,500,000 shares valued at $1,350,000.   Malagasy has a carried interest until the Company delivers a Bankable Feasibility Study (‘BFS’).  Upon the delivery of a BFS, Malagasy will be required to contribute its 25% interest in the development and mining operations.   Should either party's interest fall below 10%, their position will be diluted to a 2% NSR. As it has not yet determined whether the property has probable or proven reserves, the Company recognized an impairment loss during fiscal 2012 totaling $3,770,129 which represented the total cash paid, value of common shares issued, and legal and other professional fees paid relating to the acquisition of the 75% interest in the property.

Sagar Property - Romanet Horst, Labrador Trough, Quebec, Canada
The Company holds 219 claims located in northern Quebec, Canada which were acquired from Virginia Mines Inc.  ("Virginia") on May 2, 2006.  Virginia retains a 2% NSR on this property.

9.           Common Stock

a)
On July 2, 2010, the Company issued 500,000 common share purchase warrants valued at $78,100 to a company who assisted the Company with listing on the TSX Venture Exchange.  The share purchase warrants were valued using the Black-Scholes pricing model with the following assumptions:  risk free interest rate - 1.54%; expected volatility - 172%; dividend yield - NIL; and expected life - 4 years.

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

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2012 and 2011
(Expressed in US Dollars)

9.           Common Stock - continued

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

l)
On March 25, 2012, the Company closed a private placement with DRA Minerals Inc, a process development and mine engineering company, raising $635,000 by issuing 2,540,000 common stock at $0.25 per share.

m)	On April 9, 2012, the Company issued 50,000 shares of common stock for consideration of $15,000. Theshares were issued pursuant to the exercise of stock options.

n)
On May 23, 2012, the Company issued 180,000 stock options to directors, officers and consultants of the Company valued at $35,982.   The stock options were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.00%; expected volatility - 134%; dividend yield - NIL; and expected life - 5 years.  These stock options vested on the grant date.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2012 and 2011
(Expressed in US Dollars)

10.           Stock Options

On March 9, 2006, the Company filed a Form S-8 registration statement in connection with its newly adopted 2006 Stock Option Plan (the ‘2006 Plan’) allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares. On December 18, 2006, February 16, 2007, July 11, 2007, September 29, 2009, May 3, 2011 and March 1, 2012, the 2006 Plan was amended to increase the stock option pool by a total of 25,000,000 additional common shares.

The following is a continuity schedule of the Company's stock options, all of which vest on the grant date:

	Number	Weighted-Average
	of Options	Exercise Price ($)

Outstanding and exercisable, June 30, 2010	13,620,000	0.30
Granted	1,100,000	0.25
Cancelled	(590,000)	0.57

Outstanding and exercisable, June 30, 2011	14,130,000	0.29
Granted	15,845,000	0.27
Exercised	(510,000)	0.16
Expired	(2,475,000)	0.15
Cancelled	(3,300,000)	0.31

Outstanding and exercisable, June 30, 2012	23,690,000	0.29

The following is a summary stock options outstanding as of June 30, 2012:

Exercise	Number of	Expiry
Price ($)	Stock Options	Date

0.15	2,395,000	July 11, 2012
0.35	750,000	September 2, 2013
0.40	5,350,000	May 11, 2014
0.30	4,525,000	July 1, 2016
0.20	1,850,000	October 24, 2016
0.21	2,365,000	December 1, 2016
0.28	6,275,000	March 7, 2017
0.23	180,000	May 23, 2017

0.29	23,690,000

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2012 and 2011
(Expressed in US Dollars)

11.           Warrants

The following is a continuity schedule of the Company's warrants:

	Number	Exercise
	of Warrants	Price ($)

Outstanding, June 30, 2010	31,889,667	0.41
Granted	17,737,028	0.70
Exercised	(4,549,500)	0.19
Expired	(511,500)	0.20

Outstanding, June 30, 2011	44,565,695	0.55
Expired	(946,000)	0.37

Outstanding, June 30, 2012	43,619,695	0.56

The following is a summary warrants outstanding as of June 30, 2012:

Exercise	Number of	Expiry
Price ($)	Warrants	Date

0.75	15,468,328	January 28, 2013 - February 25, 2013
0.45	1,564,700	February 25, 2013
0.50	870,000	March 15, 2013
0.30	400,000	March 15, 2013
0.15	3,650,000	April 26, 2013
0.50	21,666,667	May 5, 2013

	43,619,695

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2012 and 2011
(Expressed in US Dollars)

12.           Income Taxes

The reconciliation of combined Canadian federal and provincial statutory income tax rates on the net loss for the years ended June 30 is as follows:

	June 30, 2012	June 30, 2011

Net loss	$(15,175,553)	$(4,873,555)

Rate	27.30%	29.30%
Expected income tax recovery	$(4,135,338)	$(1,427,952)
Permanent differences	3,118,465	615,830
Tax rate changes and other adjustments	198,695	59,675
Share issue and financing costs	-	(217,637)
Expiry of non-capital losses	182,707	117,121
Increase in valuation allowance	635,471	852,963

Income tax recovery reflected in the Statements of Operations
And Comprehensive Loss	$-	$-

The 2012 statutory tax rate of 27.30% differs from the 2011 statutory tax rate of 29.30% because of the reduction in the Canadian federal and provincial substantively enacted rates.

Future Income Tax Assets
The Company’s future income tax assets and liabilities as at June 30, 2012 and 2011 are as follows:

	June 30, 2012	June 30, 2011

Future Income Tax Assets
Non-capital losses - Canada	$2,659,595	$1,952,256
Non-capital losses - Madagascar	518,505	483,447
Exploration expenditures	582,498	606,997
Share issue and financing costs	161,512	235,277
Marketable Securities	6,194	3,706
Other deductible temporary differences	2,096	13,246

	3,930,400	3,294,929
Less: valuation allowance	(3,930,400)	(3,294,929)

Net future income tax assets	$-	$-

The Canadian non-capital loss carry forwards expire as noted in the table below.  Madagascar losses expire between 2013 and 2015.  Share issue and financing costs expire from 2013 and 2015.  Deductible temporary differences related to marketable securities, exploration expenditures and other, carry forward indefinitely.  Future tax assets have not been recognized in respect of these items because it is not probable that future taxable profit will be available against which the Company can utilize the benefits therefrom.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2012 and 2011
(Expressed in US Dollars)

12.           Income Taxes - continued

At June 30, 2012, the Company had Canadian non-capital losses income tax losses of $10,638,381 available to offset future taxable income.  These losses expire as follows:
2027	$1,070,736
2028	1,038,253
2029	1,049,995
2030	1,776,341
2031	2,503,112
2032	3,199,944

$10,638,381

13.           Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common stock outstanding.  Diluted loss per share and the weighted average number of shares of common stock exclude all potentially dilutive shares since their effect is anti-dilutive.  As at June 30, 2012, there were a total of 67,309,695 (June 30, 2011: 58,695,695) potentially dilutive stock options and warrants outstanding.

14.           Subsequent Event(s)

On July 13, 2012 the Company issued 1,695,000 stock options at an exercise price of $0.29 and an expiry date of July 13, 2016 to certain directors, officers and consultants.

Consent of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Energizer Resources Inc.

We hereby provide our consent to the incorporation by reference, in this Annual Report on Form 10-K of Energizer Resources Inc. of our report dated September 17, 2012 relating to the consolidated financial statements of Energizer Resources Inc. for the period from July 1, 2011 through June 30, 2012.

Signed:  “MSCM LLP”

Chartered Accountants
Licensed Public Accountants

Toronto, Ontario
September 17, 2012

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

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

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

Dated:  September 24, 2012

   /s/ J A Kirk McKinnon
J A Kirk McKinnon, Chief Executive Officer

Exhibit 31.2

Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------

I, Peter D. Liabotis, certify that:

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

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

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

Dated:  September 24, 2012

   /s/ Peter D. Liabotis
Peter D. Liabotis, Chief Financial Officer (Principal Accounting Officer)

Exhibit 32.1

CERTIFICATIONS PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the annual report of Energizer Resources Inc. (the "Company") on Form 10-K for the period ending June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J A Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  September 24, 2012

/s/ J A Kirk McKinnon
J A Kirk McKinnon, Chief Executive Officer

Exhibit 32.2

CERTIFICATIONS PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the annual report of Energizer Resources Inc. (the "Company") on Form 10-K for the period ending June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter D. Liabotis, Chief Financial Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  September 24, 2012

   /s/ Peter D. Liabotis
Peter D. Liabotis, Chief Financial Officer (Principal Accounting Officer)