Form 10-Q
period 2012-09-30
Energizer Resources, Inc.
filed 2012-11-14
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51151

ENERGIZER RESOURCES INC.
 (Name of registrant in its charter)

Minnesota	20-0803515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐No  ☒

As of November 13, 2012, there were 163,114,320 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes  ☐    No   ☒

Energizer Resources Inc.

PART I - FINANCIAL INFORMATION
PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited) including:	3
	Consolidated Balance Sheets
	Consolidated Statements of Operations and Comprehensive Loss
	Consolidated Statements of Cash Flows
	Notes to the Consolidated Financial Statements
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	15
Item 3	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	49

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	50
Item 1a	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Mine Safety Disclosures	57
Item 5	Other information	57
Item 6.	Exhibits	58

CERTIFICATIONS

Exhibit 31 – Management certification		59-60

Exhibit 32 – Sarbanes-Oxley Act		61-62

PART 1

FINANCIAL INFORMATION
As used in this annual report, “we”, “us”, “our”, “Energizer Resources”, “Energizer”, “Company” or “our Company” refers to Energizer Resources Inc. and all of its subsidiaries.

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General
The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2012.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending June 30, 2013.

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “CAD$” are to Canadian dollars.  United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

ENERGIZER RESOURCES INC.
(An Exploration Stage Company)

Unaudited Condensed Consolidated Interim Financial Statements

For the three month period ended September 30, 2012

(Expressed in US Dollars)

Energizer Resources Inc.
(An Exploration Stage Company)
Unaudited Condensed Consolidated Interim Balance Sheets
 (Expressed in US Dollars)

	September 30, 2012	June 30, 2012
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents	$2,329,076	$3,479,484
Amounts receivable and prepaid expenses (note 5)	363,526	437,876
Loan to related party (note 5)	234,123	258,416
Marketable securities (note 6)	15,257	20,542

Total current assets	2,941,982	4,196,318
Equipment (note 4)	53,672	50,624
Total assets	$2,995,654	$4,246,942

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities:
Accounts payable and accrued liabilities (note 5)	$2,585,405	$1,646,686
Total liabilities	2,585,405	1,646,686

Stockholders' Equity
Common stock, 350,000,000 shares authorized, $0.001 par value, 157,447,178 issued and outstanding (June 30, 2012 - 156,747,178) (note 8)	157,447	156,747
Additional paid-in capital	70,239,826	69,724,488
Donated capital	20,750	20,750
Accumulated comprehensive loss	(58,336)	(52,336)
Accumulated deficit during exploration stage	(69,949,438)	(67,249,393)
Total stockholders' equity	410,249	2,600,256
Total liabilities and stockholders' equity	$2,995,654	$4,246,942

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Mineral Properties (note 7)

Energizer Resources Inc.
(An Exploration Stage Company)
Unaudited Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)

	March 1, 2004	3 Months Ended	3 Months Ended
	(date of inception) to	September 30,	September 30,
	September 30, 2012	2012	2011

Revenues	$-	$-	$-

Expenses
Mineral exploration expense (note 7)	25,176,288	1,968,587	976,377
Stock-based compensation (notes 5, 8 and 9)	23,115,904	411,038	1,364,648
Impairment loss on mineral properties (note 7)	11,358,637	-	-
General and administrative (note 5)	6,761,691	235,238	363,622
Professional and consulting fees (note 5)	5,901,926	402,072	316,533
Depreciation (note 4)	71,794	6,761	2,222
Donated services and expenses	18,750	-	-
Foreign currency translation (gain)/loss	(966,422)	(58,927)	207,499
Total expenses	71,438,568	2,964,769	3,230,901

Net loss from operations	(71,438,568)	(2,964,769)	(3,230,901)

Other Income
Investment income	1,185,277	264,724	33,845
Other income	303,853	-	-
Loss before income tax recovery	(69,949,438)	(2,700,045)	(3,197,056)

Net Loss	(69,949,438)	(2,700,045)	(3,197,056)
Unrealized loss from investments in marketable securities	(58,336)	(6,000)	(10,382)

Comprehensive loss	$(70,007,774)	$(2,706,045)	$(3,207,438)

Loss per share - basic and diluted (note 11)	$(0.02)	$(0.02)

Weighted average shares outstanding - basic and diluted		157,363,482	146,197,178

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Unaudited Condensed Consolidated Interim Statements of Cash Flows
(Expressed in US Dollars)

	March 1, 2004	3 Months Ended	3 Months Ended
	(date of inception) to	September 30,	September 30,
	September 30, 2012	2012	2011

Operating Activities
Net loss	$(69,949,438)	$(2,700,045)	$(3,197,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	71,794	6,761	2,222
Donated services and expenses	20,750	-	-
Non-cash proceeds received	(74,000)	-	-
Dual currency deposits	71,680	-	131,022
Impairment loss on mineral properties	11,358,637	-	-
Stock-based compensation	23,115,904	411,038	1,364,648
Issuance of shares and warrants for services rendered	168,100	-	-
Change in operating assets and liabilities:
Amounts receivable and prepaid expenses	(363,526)	74,350	7,640
Accounts payable and accrued liabilities	2,586,231	938,719	(46,509)
Tax credits recoverable	245,186	-	917
Non-cash portion of marketable securities	(378)	(715)	-
Net cash used in operating activities	(32,749,060)	(1,269,892)	(1,737,116)

Financing Activities
Proceeds from issuance of common stock, net	38,099,105	-	-
Exercise of warrants and stock options	1,075,500	105,000	-
Government grants received	245,186	-	-
Net cash provided by financing activities	39,419,791	105,000	-

Investing Activities
Mineral property acquisition costs	(3,419,973)	-	-
Purchase of property and equipment	(125,465)	(9,809)	-
Investment in dual currency deposits	(32,938,800)	-	(14,070,500)
Redemption of dual currency deposits	32,867,078	-	16,042,927
Loan to related party	(234,123)	24,293	-
Net cash (used in) provided by investing activities	(3,851,283)	14,484	1,972,427
Increase (decrease) in cash and cash equivalents	2,819,448	(1,150,408)	235,311
Cash and cash equivalents - beginning of period	-	3,479,484	4,536,275
Cash and cash equivalents - end of period	$2,329,076	$2,329,076	$4,771,586

Non-cash investing and financing activities:
Issuance of common stock for mineral properties	$5,190,500	$-	$-
Issuance of common stock and warrants for services	$5,811,125	$-	$-
Supplemental Disclosures:
Interest received	$817,422	$-	$149,968
Income taxes paid	$-	$-	$-
Taxes received	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2012
(Expressed in US Dollars)

1.	Exploration Stage Company

Energizer Resources Inc. (the "Company") was incorporated in the State of Nevada, United States of America on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008.  The Company is an Exploration Stage Company, as defined by ASC Topic-915, "Development Stage Entities".  The Company's principal business is the acquisition and exploration of mineral resources.  During fiscal 2008, the Company incorporated Energizer Resources (Mauritius) Ltd. (formerly Uranium Star (Mauritius) Ltd.), a Mauritius subsidiary and Energizer Resources Madagascar Sarl, a Madagascar subsidiary.  During fiscal 2009, the Company incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl, a Madagascar subsidiary, which holds the Green Giant Madagascar properties.  During fiscal 2012, the Company incorporated Madagascar-ERG Joint Venture (Mauritius) Ltd., a Mauritius subsidiary and ERG (Madagascar) Sarl, a Madagascar subsidiary.  ERG (Madagascar) Sarl is 100% owned by Madagascar-ERG Joint Venture (Mauritius) Ltd. which is owned 75% by Energizer Resources (Mauritius) Ltd.  ERG (Madagascar) Sarl holds the Malagasy Joint Venture Ground.  The Company has not yet fully determined whether its properties contain mineral reserves that are economically recoverable.

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has yet to generate revenue from mining operations or pay dividends and is unlikely to do so in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  As at September 30, 2012, the Company has accumulated losses of $69,949,438.  These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.             Significant Accounting Policies

Principals of Consolidation and Basis of Presentation
These unaudited condensed consolidated interim financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and are expressed in US dollars.   These unaudited condensed consolidated interim financial statements include the accounts of Energizer Resources Inc. and its wholly-owned subsidiaries, Energizer Resources (Mauritius) Ltd., THB Ventures Ltd, Energizer Resources Madagascar Sarl, and Energizer Resources Minerals Sarl.  In addition, these unaudited condensed consolidated interim financial statements include the Company's 75% interest in Madagascar-ERG Joint Venture (Mauritius) Ltd. and its 100% owned subsidiary ERG (Madagascar) Sarl.   All inter-company balances and transactions have been eliminated on consolidation.  The Company's fiscal year end is June 30.

Condensed Consolidated Interim Financial Statements
These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and should be read in conjunction with those annual financial statements filed on Form 10-K for the year ended June 30, 2012.  In the opinion of management, these unaudited condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2012
(Expressed in US Dollars)

3.             Recent Accounting Pronouncements Affecting The Company

The following are recent FASB accounting pronouncements which may have an impact on the Company's future unaudited condensed consolidated financial statements.
•
"Intangibles - Goodwill and Other (Topic-350): Indefinite-Lived Intangible Assets for Impairment": ("ASU 2011-08") was issued during September 2011. FASB issued guidance on how to determine whether goodwill amounts on the balance sheet have been impaired.  The guidance is effective for annual periods beginning after September 15, 2012 and interim periods within those years.

•
"Balance Sheet (Topic-201): Disclosures about Offsetting Assets and Liabilities": ("ASU 2011-11") was issued during December 2011. FASB issued guidance on how to determine whether it is appropriate to offset or net certain assets and liabilities on the balance sheet and the additional disclosure that this entails.   The guidance is effective annual periods beginning on or after January 1, 2013.

The adoption of the Topic-350 is not expected to have a material impact on the Company's unaudited condensed consolidated financial statements.  The Company is currently evaluating the impact of Topic 201 on these unaudited condensed consolidated financial statements.

4.           Equipment

			September 30, 2012	June 30, 2012
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Exploration equipment	$63,547	$9,875	$53,672	$50,624

 For the three month period ended September 30, 2012, depreciation expense totaled $6,761 (September 30, 2011: $2,222).

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2012
(Expressed in US Dollars)

5.             Related Party Transactions and Balances

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

The following are the related party transactions for the three month ended September 30, 2012:

a)	The Company incurred a total of $29,495 (September 30, 2011: $15,000) in office administration and rent expense from a company related by common management.

b)
1,650,000 (September 30, 2011: 3,000,000) stock options were issued to related parties during the period with an exercise price of $0.29 (September 30, 2011: $0.30).  These stock options valued at $400,125 (September 30, 2011: $791,100) were issued to directors and officers of the Company.

c)	The Company incurred $117,862 (September 30, 2011: $239,281) in administrative, management and consulting fees to directors and officers.

d)	The Company incurred $179,782 (September 30, 2011: $Nil) in charges from a mining and engineering firm in which one of the Company's directors serves as a senior officer and a director of the firm.

The following are the related party balances as at September 30, 2012:

a)	Related party balances of $42,555 (June 30, 2012: $34,319) in prepaid expenses.

b)
The Company has recorded a short-term loan to a related party totaling $234,123 (June 30, 2012: $258,416).  This loan is interest bearing at a rate of 3% and is expected to be paid back in full within the next 12 months.

6.             Marketable Securities

Marketable securities consist of available-for-sale securities over which the Company does not have significant influence or control.  These investments included $15,257 (June 30, 2012: $20,542) invested in two TSX-Venture entities.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2012
(Expressed in US Dollars)

7.            Mineral Properties
Malagasy Joint Venture Ground, Southern Madagascar, Africa
On December 14, 2011, the Company entered into a Definitive Joint Venture Agreement (“JVA”) with Malagasy Minerals Limited (“Malagasy”) (Australian Stock Exchange: MGY) to acquire a 75% interest to explore and develop a defined group of industrial minerals (including graphite, vanadium and approximately 25 other minerals) on ground formerly held 100% by Malagasy.  Malagasy will retain a 25% interest.  The new land position covers an area totaling 2,119 permits and 827.7 square kilometres.  This land position is mainly adjacent to the south and east of the Company's 100% owned Green Giant Property.  Under the terms of the JVA, the Company paid $2,261,690 and issued 7,500,000 common shares valued at $1,350,000.   Malagasy has a carried interest until the Company delivers a Bankable Feasibility Study (ìBFSî).  Upon the delivery of a BFS, Malagasy will be required to contribute its 25% interest in the development and mining operations.   Should either party's interest fall below 10%, their position will be diluted to a 2% NSR.  As it has not yet determined whether the property has probable or proven reserves, the Company recognized an impairment loss during fiscal 2012 totaling $3,770,129 which represented the total cash paid, value of common shares issued, and legal and other professional fees paid relating to the acquisition of the 75% interest in the property.

Green Giant Property, Southern Madagascar, Africa
On August 22, 2007, the Company entered into a joint venture agreement with Madagascar Minerals and Resources Sarl ("MMR"), a Madagascar incorporated company.  A joint venture was established with the Company owning a 75% interest and MMR owning a 25% interest in the Green Giant Property.  In order to acquire the 75% interest, the Company paid $765,000, issued 1,250,000 common shares and 500,000 now expired share purchase warrants.  Further, on December 10, 2007, the Company issued 1,250,000 common shares valued at $375,000 and 500,000 now expired share purchase warrants.  As it has not yet determined whether the property has probable or proven reserves, the Company recognized an impairment loss during fiscal 2008 totaling $1,200,560 which represented the total cash paid and the value of common shares and share purchase warrants issued.

On July 9, 2009, the Company entered into an agreement with MMR to acquire the remaining 25% interest for $100,000 and terminated the joint venture.  MMR retains a 2% net smelter return (“NSR”).  The NSR on this 25% portion can be purchased by the Company, at the Company's option, for $500,000 in cash or common shares for the first 1% and at a price of $1,000,000 in cash or common shares for the second 1%.

Sagar Property - Romanet Horst, Labrador Trough, Quebec, Canada
The Company holds a 100% interest in 219 claims located in northern Quebec, Canada which were acquired from Virginia Mines Inc.  ("Virginia") on May 2, 2006.  Virginia retains a 2% NSR on this property.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2012
(Expressed in US Dollars)

8.            Common Stock

a)
On July 1, 2011, the Company issued 5,175,000 stock options to directors, officers and consultants of the Company valued at $1,364,648.   The stock options were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.95%; expected volatility - 137%; dividend yield - NIL; and expected life - 5 years.  These stock options vested on the grant date.

b)
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

c)
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

d)	On December 16, 2011, the Company issued 7,500,000 shares of common stock at $0.18 per share valued at $1,350,000 as consideration for the Joint Venture Agreement with Malagasy Minerals Ltd.

e)	On March 4, 2012, the Company issued 460,000 shares of common stock for consideration of $69,000. The shares were issued pursuant to the exercise of stock options.

f)
On March 7, 2012, the Company issued 6,275,000 stock options to directors, officers and consultants of the Company valued at $1,513,530.   The stock options were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.00%; expected volatility - 131%; dividend yield - NIL; and expected life - 5 years.  These stock options vested on the grant date.

g)
On March 25, 2012, the Company closed a private placement with DRA Minerals Inc., a process development and mine engineering company, raising $635,000 by issuing 2,540,000 common stock at $0.25 per share.

h)	On April 9, 2012, the Company issued 50,000 shares of common stock for consideration of $15,000. Theshares were issued pursuant to the exercise of stock options.
i)
On May 23, 2012, the Company issued 180,000 stock options to directors, officers and consultants of the Company valued at $35,982.   The stock options were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.00%; expected volatility - 134%; dividend yield - NIL; and expected life - 5 years.  These stock options vested on the grant date.

j)	During July 2012, the Company issued 700,000 shares of common stock for consideration of $105,000. Theshares were issued pursuant to the exercise of stock options.

k)

On July 13, 2012, the Company issued 1,695,000 stock options to directors, officers and consultants of the Company valued at $411,038.   The stock options were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.25%; expected volatility - 138%; dividend yield - NIL; and expected life - 4 years.  These stock options vested on the grant date.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2012
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

The following is a continuity schedule of the Company's stock options, all of which vest on the grant date:

	Number	Weighted-Average
	of Options	Exercise Price ($)

Outstanding and exercisable, June 30, 2011	14,130,000	0.29
Granted	15,845,000	0.27
Exercised	(510,000)	0.16
Expired	(2,475,000)	0.15
Cancelled	(3,300,000)	0.31

Outstanding and exercisable, June 30, 2012	23,690,000	0.29

Granted	1,695,000	0.29
Exercised	(700,000)	0.15
Expired	(1,695,000)	0.15
Outstanding and exercisable, September 30, 2012	22,990,000	0.30

The following is a summary stock options outstanding as of September 30, 2012:

Exercise	Number of	Expiry
Price ($)	Stock Options	Date

0.35	750,000	September 2, 2013
0.40	5,350,000	May 11, 2014
0.30	4,525,000	July 1, 2016
0.29	1,695,000	July 13, 2016
0.20	1,850,000	October 24, 2016
0.21	2,365,000	December 1, 2016
0.28	6,275,000	March 7, 2017
0.23	180,000	May 23, 2017
0.30	22,990,000

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2012
(Expressed in US Dollars)

10.          Warrants

The following is a continuity schedule of the Company's warrants:

	Number	Exercise
	of Warrants	Price ($)

Outstanding and exercisable, June 30, 2011	44,565,695	0.55
Expired	(946,000)	0.37

Outstanding and exercisable, June 30, 2012 and September 30, 2012	43,619,695	0.56

The following is a summary warrants outstanding as of September 30, 2012:

Exercise	Number of	Expiry
Price ($)	Warrants	Date

0.75	15,468,328	January 28, 2013 - February 25, 2013
0.45	1,564,700	February 25, 2013
0.50	870,000	March 15, 2013
0.30	400,000	March 15, 2013
0.15	3,650,000	April 26, 2013
0.50	21,666,667	May 5, 2013
	43,619,695

11.          Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common stock outstanding.  Diluted loss per share and the weighted average number of shares of common stock exclude all potentially dilutive shares since their effect is anti-dilutive.  As at September 30, 2012, there were a total of 66,609,695 (June 30, 2012: 67,309,695) potentially dilutive stock options and warrants outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Included in this report are "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") as well as historical information. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Examples of forward-looking statements include, but are not limited to:  (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "believes," "budget," "target," "goal," "anticipate," "expect," "plan," "outlook," "objective," "may," "project," "intend," "estimate," or similar expressions. Any forward-looking statements herein are subject to certain risks and uncertainties in the business of Energizer Resources Inc. including but not limited to, planned capital expenditures, potential increases in prospective production costs, future cash flows and borrowings, pursuit of potential acquisition opportunities, the possibility that the industry may be subject to future regulatory or legislative actions (including additional taxes, changes in environmental regulation, changes in Madagascar French civil law and traditional Malagasy law,  and disclosure requirements under the Dodd-Frank Wall Street Reform,  Consumer Protection Act and the Jumpstart our Business Startups Act of 2012), our financial position, business strategy and other plans, objectives for future operations, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of our Company. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements included herein.  Further, this quarterly report on Form 10-Q should be read in conjunction with our Financial Statements and Notes to Financial Statements included in our fiscal 2012 Annual Report on Form 10-K for the year ended June 30, 2012, filed with the Securities and Exchange Commission on September 24, 2012.  Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

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

Our executive offices are currently located at 520–141 Adelaide Street West, Toronto, Ontario, Canada M5H 3L5. Our telephone number is (416) 364-4911.  We maintain a website at www.energizerresources.com (which website is expressly not incorporated by reference into this filing).  These offices are leased on a month-to-month basis, and our monthly rental payments are approximately CAD$10,000.

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
If we are successful in completing additional financing  in  the form of an equity financing or securities convertible into equity, as necessary, existing shareholders will experience dilution of their interest in our company.  In the event we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan.  In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource sector.  During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and, as such, will incur legal and accounting costs.  In the event no other such opportunities are available and we cannot raise additional capital to sustain operations, we may be forced to discontinue our business altogether.  We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

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

Canadian Properties
Sagar Property – Romanet Horst, Labrador Trough, Québec, Canada
On May 2, 2006, we signed a letter of intent for an option to acquire a 75% interest in 219 claims located in northern Quebec, Canada.  The vendor had the right and option to sell the remaining 25% interest in the property and exercised that right on February 28, 2007.  Therefore we now own a 100% interest in this property.  This agreement was subject to a 2% NSR (“net smelter return”) with the vendor. As there has been a change in government in the province of Quebec, in particular a political party that advocates separation of Canada and Quebec, we are uncertain if any legislation will be introduced that will impact our business plan for this property.

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

Employees
As of September 30, 2012, we had 6 total employees and 6 full-time employees.  In addition to our full time employees, we engage consultants to serve several important managerial and non-managerial functions for us including serving as officers and to performing professional, geological and administrative functions.

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

Analytical results from the 2009 exploration program were provided to a consulting engineering firm in order to calculate a vanadium pentoxide resource.  Based on the favourable resource calculation results, we  conducted additional drilling between April 2010 and July, 2010. This program involved diamond drilling with accompanying lithological, structural and geotechnical logging, specific gravity determination, point load tests and metallurgical sampling.  The primary aim of this drilling was to delineate additional reserves at the Jaky and Manga targets, as well as targeting an additional target, the Mainty. A total of 8,952 metres of diamond drilling was completed in 46 holes.  Selected drill holes were oriented with point load test and orientation measurements recorded.  Drill hole results from the exploration program completed through April 2010 to July 2010 are as follows:

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

All drill core assays have been received and a consulting engineering firm was retained to undertake a resource calculation update for the Manga and Jaky Zones, as well as a new resource estimate for the Mainty Zone.

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

Resource Calculations
During November 2010, a consulting engineering firm estimated the mineral resources for the Green Giant Property.  The mineral deposits on the property have been divided into three separate zones, which are referred to as the Jaky, Manga, and Mainty deposits.  This mineral resource estimate utilized approximately 18,832 metres of diamond drill hole data from the 2008, 2009, and 2010 drill program and was supplemented by approximately 5,928 metres of trench data from the 2008 and 2009 exploration programs.  No additional work was carried out on the Jaky deposit;  therefore, the resources are merely restated from the NI43-101 report dated June 18, 2010.
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

The vanadium deposits on the Green Giant Property are split into two separate categories: oxide and primary.  The following resource values were determined at a 0.5% V2O5 cut-off.  Within the oxide and primary zones of the Jaky, Manga, and Mainty deposits, the total Indicated resource is 49.5 Mt at 0.693% V2O5, containing 756.3 Mlb of vanadium pentoxide.  The total Inferred resource is 9.7 Mt at a grade of 0.632% V2O5, containing 134.5 Mlb of vanadium pentoxide.  Since no additional work was conducted, mineral resources at the property were classified using logic consistent with the CIM definitions referred to in NI 43-101 guidelines.  This independent mineral resource estimate and review conducted by a consulting engineering firm supports the disclosure by our Company of the mineral resource statement for the Jaky, Manga, and Mainty deposit dated November 30, 2010.

2011 Phase I Exploration
The mineralization delineated in our NI43-101 compliant vanadium resource was found in two types of rocks, silicates and oxides. Petrographic descriptions undertaken on thin sections of selected rocks submitted for metallurgical analysis to labs in South Africa, identified 17.17% modal graphite from the silicate composite and 15.87% modal graphite from the oxide composite samples.

Three additional composite samples were submitted at the conclusion of the 2010 exploration program. The QEMSCAN1 analysis of these head samples quantified a graphite composition of 4.09%, while the head chemical analysis quantified a graphitic carbon content of 3.87%.

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

1 For the QEMSCAN analysis, graphite impregnated polished epoxy grain mounts were prepared and analyzed using Particle Map Analysis (PMA) which provides a statistically robust population of mineral identification based on X-ray chemistry of minerals and modal abundance. Chemical assay values were determined using LECO CS200 and Eltra CS2000 analyzers.

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

2011 Diamond Drilling
Petrographic work completed on the 2010 drilling samples resulted in the realization that a significant graphitic resource may exist on the Green Giant Property. Therefore, a 2-phase reconnaissance drilling program was implemented to test the viability and potential of graphitic resources defined during prospecting and mapping activities. Phase I of this program then resulted in the completion of 10 holes, for a combined aggregate of 1,157 metres. Of these 10 holes, 2 were cut and quartered, and sent to labs in South Africa for metallurgical samples.  No assurances can be provided as to the results of the analysis.   Phase II of the program targeted significant graphitic occurrences on both the Green Giant and Joint Venture properties, with the aim of better defining known deposits and better understanding the new locations. This resulted in 19 holes for a combined aggregate of 1701m of drilling. Of these 19 holes, one larger diameter PQ hole was completed and sent to labs in Ancaster, Ontario, Canada for metallurgical analysis. No assurances can be provided as to the results of the analysis.

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

Standardized sampling methods included two metre long continuous chip samples collected along the trench floor, consisting of about 3 kg to 4 kg of material per sample.  The samples were collected in numbered plastic bags with the sample location noted in the assay tag book.  The trench samples were then transported daily to camp and stored in a secure building.  When sufficient sample material was collected, the samples were trucked or flown to Energizer’s office storage location in Antananarivo accompanied by an Energizer employee.  From there, samples were further shipped to either South Africa or Canada for ICP-MS analysis.

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

2012 Graphite Resource Delineation Drill Program
Our 2011 exploration program provided the basis to evaluate several potential graphite deposits on its properties.  The objective of this evaluation was to select which zones would present the best overall parameters, including economics and quality of product, to move forward to production.  Included in the analysis were the Molo, Fondrana, Fotsy and Seta zones.

Based on the above evaluation, we selected the Molo Deposit to be brought to mine development. We intend to expedite this process and, while no assurances can be provided, we are targeting 2015/2016 for production.  It should be noted that this evaluation included metallurgical analysis, which confirmed that jumbo flake (i.e. +50 mesh) graphite at an average purity of 93% C can be easily liberated through simple crushing of the Molo deposit graphite.

We are targeting a resource between 50 and 100 million tonnes on the Molo deposit with a grade range of between 6 to 10% C.  The resource drill program commenced in May 2012, and concluded in August. It utilized two Boart Longyear diamond drills. The Company anticipates releasing a National Instrument (NI) 43-101 Resource statement for the Molo deposit in Q4 of 2012, followed shortly thereafter with a Preliminary Economic Assessment (PEA) of the deposit. The PEA study will be authored by the Company’s Engineering, Procurement, and Construction Management (EPCM) contractor based in South Africa.

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

Molo Deposit Characteristics
A key characteristic of the Molo deposit is that the graphite is immediately at surface, which our management  believes will allow for very cost-effective open pit mining. In addition to having the significant surficial expression of graphite, the Molo is also located in an area with a favorable geographical setting.  The terrain is semi-arid and almost flat.  We believe that the climate also adds to the ease of mining, as this area of Madagascar has a very temperate climate with a mild rainy season from December to March.

2012 Diamond Drilling
The discovery of potentially significant graphite mineralization from the 2011 exploration programs resulted in the initiation of a resource delineation drill program during May-August 2012. This program consisted of 41 diamond drill holes over an aggregate of 8,459 metres. All analytical results from the drilling program will be incorporated in our  company’s NI 43-101 Resources statement anticipated for release during late 2012. No assurances can be provided as to the results of the analysis, but initial results indicate the project is a viable mining opportunity.

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

We have received assay results from 36 (of 41) drill holes, and 18 (of 18) trenches completed over the Molo deposit in 2012. This dataset confirms that the Molo deposit has a very large footprint.

Our company has focused its resource delineation program on the Molo deposit. The deposit’s description and shape consists of a 2 km strike length with a south plunging antiformal fold. In the north, the graphite mineralization is between 50-100 metres in width. The deposit then flares to over 500 metres in width as you move south, after which the graphite deposit width tapers to approximately 250-350 metres before splitting into two ‘arms’. The widths of these arms range in size between 50 and 100 metre widths respectively. The deposit is open at depth, and along strike.  Drill and trench data received to date, as well as mapping, prospecting and geophysical surveying, confirms graphite mineralization at surface, and over an area of at least 250,000 m2.  The depth of mineralization that has been confirmed by drilling is in excess of 300 metres.

DDH	From (m)	To (m)	Length (m)	C%
MOLO-12-01	26	460	421.3	6.12
MOLO-12-02	16.5	78	61.5	4.64
MOLO-12-03	1.2	303.5	302.3	5.92
MOLO-12-04	0.8	221	220.2	5.42
MOLO-12-05	2	163.6	161.6	5.90
MOLO-12-06	3.5	38.5	35	4.66
MOLO-12-06	67	356	289	6.37
MOLO-12-07	3	293.5	290.5	6.51
MOLO-12-08	1.2	212	210.8	6.45
MOLO-12-09	20	132	112	7.84
MOLO-12-10	72.5	278	205.5	6.58
MOLO-12-11	24	105.5	81.5	7.49
MOLO-12-11	129.3	221	91.7	5.68
MOLO-12-12	0.5	23.5	23	5.37
MOLO-12-12	80	131	51	7.13
MOLO-12-13	0.77	68	67.23	6.42
MOLO-12-14	56	125	69	6.28
MOLO-12-14	166	258.5	92.5	5.06
MOLO-12-15	0.87	17	16.13	4.34
MOLO-12-15	42	57.5	15.5	4.53
MOLO-12-15	74	194	120	5.02
MOLO-12-16	14	80	66	5.37
MOLO-12-17	96	166.36	70.36	6.77
MOLO-12-18	10	117	107	6.60
MOLO-12-19	0.43	72.5	72.07	5.27
MOLO-12-20	61.5	188.5	127	7.19
MOLO-12-21	0.38	116.63	116.25	6.59
MOLO-12-23	25.9	106.6	80.7	4.84
MOLO-12-24	0.6	124	123.4	7.21
MOLO-12-26	0.45	140	139.55	7.25
MOLO-12-27	0.92	102	101.08	8.13
MOLO-12-28	0.8	31	30.2	5.24
MOLO-12-29	0.6	129	128.4	7.89
MOLO-12-30	0.6	33	32.4	5.63
MOLO-12-30	77.5	91	13.5	4.54
MOLO-12-31	1.5	262.5	261	6.35
MOLO-12-32	26.5	47.5	21	4.50
MOLO-12-32	74.5	197.5	123	7.00
MOLO-12-33	6.5	252.5	246	8.19
MOLO-12-34	0.4	110	109.6	6.96
MOLO-12-34	123.5	221.92	98.42	7.01
MOLO-12-35	0.65	26	25.35	6.38
MOLO-12-35	54.5	185	130.5	7.32
MOLO-12-36	0	200	200	5.83
MOLO-12-37	4.5	163.5	159	6.80
MOLO-12-38	0.6	89.42	88.82	6.60
MOLO-12-39	24.5	329	304.5	5.71
MOLO-12-40	48	326	278	6.36
MOLO-12-41	42.17	60.5	18.33	4.56
MOLO-12-41	84.5	303.5	219	7.02

Trench	From (m)	To (m)	Length (m)	C%
MOLO-TH-12-01	28	318	290	6.58
MOLO-TH-12-02	2.5	358	355.5	6.01
MOLO-TH-12-03	5	380	375	7.74
MOLO-TH-12-04	37	119	82	8.89
MOLO-TH-12-05	32	90	58	7.40
MOLO-TH-12-06	45	125	80	6.56
MOLO-TH-12-07	52	138	86	7.34
MOLO-TH-12-08	88	140	52	7.65
MOLO-TH-12-08	186	286	100	7.25
MOLO-TH-12-09	38	128	90	6.92
MOLO-TH-12-09	166	220	54	8.79
MOLO-TH-12-10	92	121	29	7.18
MOLO-TH-12-10	214	230	16	5.06
MOLO-TH-12-11	34	94	60	5.01
MOLO-TH-12-11	158	194	36	5.74
MOLO-TH-12-12	84.5	257	172.5	5.68
MOLO-TH-12-13	16	52	36	4.51
MOLO-TH-12-13	74	320	246	6.55
MOLO-TH-12-14	82	176	94	7.87
MOLO-TH-12-15	84	152	68	6.94
MOLO-TH-12-16	80	96	16	4.37
MOLO-TH-12-18	38	65	27	4.88

Next Steps
The Company anticipates releasing a National Instrument (NI) 43-101 Resource statement for the Molo deposit in late 2012, followed shortly thereafter with a Preliminary Economic Assessment (PEA) of the deposit. The PEA study will be authored by the Company’s Engineering, Procurement, and Construction Management (EPCM) contractor based in South Africa.

Future Programs
The economic potential of the property rests upon the ability to extract vanadium and graphite using reasonable, potentially economic parameters.  Initial metallurgical results indicate that an economic processing method is available to extract graphite. This will be determined within the PEA study anticipated for release in late 2012. The results of this study will dictate how our management  proceeds with project development.

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

RESULTS OF OPERATIONS
We have had no operating revenues from inception on March 1, 2004 through to the quarter ended September 30, 2012. Our activities have been financed from the proceeds of securities subscriptions.  From inception, on March 1, 2004, to September 30, 2012, we raised net aggregate proceeds of $38,099,105 from private offerings of our securities and $1,075,500 through the exercise of common share purchase warrants and stock options.  For the three month period ending September 30, 2012, a total of $105,000 (September 30, 2011: $nil) was raised through the exercise of stock options.

For the period from inception, March 1, 2004, to September 30, 2012, we incurred a loss before income taxes of $69,949,438.  Expenses included $36,534,925 in mineral property and exploration costs and impairment losses on mineral properties. These costs include acquisition costs relating to the Madagascar properties, Sagar properties and other abandoned properties.  We have also incurred $5,901,926 in professional fees since inception and general and administrative expenses of $6,761,691; stock based compensation valued at $23,115,904, net foreign exchange translation gains totaling $966,422, donated services and expenses of $18,750, and total other income (including interest) of $1,489,130.

The following are explanations for the fluctuations during the three month period ended September 30, 2012:

•
Amounts spent on mineral properties totaled $1,968,587 (September 30, 2011: $976,377).  The change of $992,210 was primarily a result of higher drilling costs, due to more metres drilled, during firscal 2013 compared to fiscal 2012 and costs incurred in respect of our company’s forthcoming National Instrument (NI) 43-101 Resource statement for the Molo deposit, followed shortly thereafter with a Preliminary Economic Assessment (PEA) of the deposit.  Following our accounting policies of expensing acquisition costs and exploration expenses on mineral properties as incurred, this amount increased the net loss for the period.

•
Professional fees totaled $402,072 up $85,539 from the September 30, 2012 total of $316,533.  Legal fees increased between the periods by approximately $25,000 due to costs incurred relating to both our Mauritius and Madagascar entities.  In addition, we utilized more professionals internally increasing our costs.

•
General and administration relates to fees associated with running the Toronto and Madagascar offices.  These costs decreased by $128,384 between periods (September 30, 2012: $235,238, September 30, 2011: $363,622). A sharp (by $58,500) decrease in travel costs plus a $25,000 decrease in office costs was the main reasons for the decrease.  For the period ending September 30, 2012 travel costs where high mainly due to trips to Madagascar, Mauritius, Europe and to Australia to finalize the Malagasy joint venture agreement.

•	Investment income increased by $230,879 from $33,845 for September 30, 2011 to $264,724 for September 30, 2012. Returns on the company’s passive investments was the reason for this increase.

Liquidity, Capital Resources and Foreign Currencies

As at September 30, 2012, we had cash on hand of $2,329,076.  Our working capital was $356,577.

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

•	For the three month period ended September 30, 2012, we raised proceeds of $105,000 (by issuing 700,000 common shares) through the issuance of common shares.

We will likely require additional funding during fiscal 2013.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of common shares for additional phases of exploration. Our management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures. No assurance can be given that we will be able to obtain additional financing or that we will be able to obtain additional financing on terms that are favorable to us. If we are successful in completing additional financing  in  the form of an equity financing or securities convertible into equity, as necessary, existing shareholders will experience dilution of their interest in our company (see “Cautionary Note” above)

Issuances of Securities
We have funded our business to date from sales of our securities. During the period ended September 30, 2012, and since July 1, 2011, we issued the following unregistered securities:

On December 16, 2011, we issued 7,500,000 shares of common stock at $0.18 per share valued at $1,350,000 as consideration for the Joint Venture Agreement with Malagasy Minerals Ltd.

On March 4, 2012, $69,000 was raised through the exercise of 460,000 stock options at $0.15 per common share.

On March 25, 2012, we closed a private placement with DRA Minerals Inc. (“DRA”) whereby we raised a total of $635,000 by issuing 2,540,000 shares of common stock at $0.25 per common share. This results in DRA having a current equity position in our company of approximately 1.5%. Under the terms of a Memorandum of Understanding signed during early 2012, DRA has the right to acquire up to a 5% equity position our company through private placement. Future private placements will be done at market conditions.

During July 2012, $105,000 was raised through the exercise of 700,000 stock options at $0.15.

On July 13, 2012, we issued 1,695,000 stock options to directors, officers and consultants of our company.

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

ITEM 4. - CONTROLS AND PROCEDURES
Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, given the size of our Company and its finance department, that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2012, no changes were made to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the  Securities  Exchange Act of 1934, as amended and the Securities Act of 1933,  as  amended.  If any of the  risk  factors  actually  occur,  our business,  financial  condition  or results of  operations  could be  materially adversely  affected.  Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline. There have been no material changes to the risk factors previously discussed in Item 1A of our Company's Form 10-K for the year ended June 30, 2012, including but not limited, to the following:

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
The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern.  Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception.  Since our inception, up to September 30, 2012, we had accumulated net losses of $69,949,438.  If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations.  If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

We are actively monitoring the political climate in Madagascar and continue to hold meetings with representatives of the government and the Ministry of Mines.  The transformation or amendment of exploration and research mining permits within the country continues to be suspended.  Our Company has continued to pay taxes and administrative fees in Madagascar with respect to all the mining permits we hold.  These payments have been acknowledged and accepted by the Madagascar government.

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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform,  Consumer Protection Act, Jumpstart our Business Startups Act of 2012,  and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets.  Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Because we are quoted on the OTCBB and the OTCQB instead of a national securities exchange in the United States, our U.S. investors may have more difficulty selling their stock or experience negative volatility on the market price of our stock in the United States.
In the United States, our common shares are quoted on the OTCBB and the OTCQB.  The OTCBB and the OTCQB can be highly illiquid, in part because they do not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks.  There is a greater chance of volatility for securities that trade on the OTCBB or the OTCQB as compared to a national securities exchange in the United States, such as the New York Stock Exchange, the NASDAQ Stock Market or the NYSE MKT.  This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions.  U.S. investors in our common shares may experience high fluctuations in the market price and volume of the trading market for our securities.  These fluctuations, when they occur, have a negative effect on the market price for our common shares.  Accordingly, our U.S. shareholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common shares improves.

In addition to being quoted on the OTCBB and the OTCQB, on June 16, 2011, our common shares commenced trading on the Toronto Stock Exchange (“TSX”), Canada’s national stock exchange, under the symbol EGZ.  From May 5, 2010 to June 15, 2011, our common shares traded on the TSX – Venture Exchange.  Our common shares are also listed on the Frankfurt Exchange under the symbol YE5.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
For the period from July 1, 2011 through September 30, 2012, our Company issued the following unregistered securities:

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

During July 2012, $105,000 was raised through the exercise of 700,000 stock options at $0.15 per share.

On July 13, 2012, we issued 1,695,000 stock options to directors, officers and consultants of the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
There were no defaults upon senior securities during the period ended September 30, 2012.

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

ENERGIZER RESOURCES INC.

Dated:  November 14, 2012

By:	/s/ J A Kirk McKinnon
Name: J A Kirk McKinnon
Title: President, Chief Executive Officer and Director

Dated: November 14, 2012

By:	/s/ Peter D. Liabotis
Name: Peter D. Liabotis
Title: Senior Vice-President, Chief Financial Officer (Principal Accounting Officer) and Director