Form 10-Q
period 2012-12-31
Energizer Resources, Inc.
filed 2013-02-13
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No  ☒

As of February 13, 2012, there were 163,254,320 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes  ☐  No  ☒

Energizer Resources Inc.

PART 1

FINANCIAL INFORMATION

As used in these footnotes, “we”, “us”, “our”, “Energizer Resources”, “Energizer”, “Company” or “our company” refers to Energizer Resources Inc. and all of its subsidiaries.

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General
The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2012.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended December 31, 2012 are not necessarily indicative of the results that can be expected for the year ending June 30, 2013.

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “CAD$” are to Canadian dollars.  United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

ENERGIZER RESOURCES INC.
(An Exploration Stage Company)

Unaudited Condensed Consolidated Interim Financial Statements

For the six month period ended December 31, 2012

(Expressed in US Dollars)

Energizer Resources Inc.
(An Exploration Stage Company)
Unaudited Condensed Consolidated Interim Balance Sheets
(Expressed in US Dollars)

	December 31, 2012	June 30, 2012
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents	$1,198,352	$3,479,484
Amounts receivable and prepaid expenses (note 5)	304,130	437,876
Loan to related party (note 5)	202,357	258,416
Marketable securities (note 6)	11,029	20,542

Total current assets	1,715,868	4,196,318
Equipment (note 4)	48,720	50,624

Total assets	$1,764,588	$4,246,942

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities:
Accounts payable and accrued liabilities	$874,492	$1,646,686

Total liabilities	874,492	1,646,686

Stockholders' Equity
Common stock, 350,000,000 shares authorized, $0.001 par value,
163,254,320 issued and outstanding (June 30, 2012 -
156,747,178) (note 8)	163,254	156,747
Additional paid-in capital (note 8)	72,043,568	69,724,488
Donated capital	20,750	20,750
Accumulated comprehensive loss	(61,849)	(52,336)
Accumulated deficit during exploration stage	(71,275,627)	(67,249,393)

Total stockholders' equity	890,096	2,600,256

Total liabilities and stockholders' equity	$1,764,588	$4,246,942

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Mineral Properties (note 7)

Energizer Resources Inc.
(An Exploration Stage Company)
Unaudited Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)

	March 1, 2004 (date of inception)	For the six months ended December 31,		For the three months ended December 31,
	December 31, 2012	2012	2011	2012	2011

Revenues			$-	$-	$-

Expenses
Mineral exploration expense (note 7)	25,496,058	2,288,357	2,159,851	319,770	1,183,474
Stock-based compensation (notes 5, 8 & 9)	23,115,904	411,038	2,117,791	-	753,143
Impairment loss on mineral
properties (note 7)	11,358,637	-	3,770,129	-	3,770,129
General and administrative (note 5)	7,052,185	525,732	908,100	290,494	544,478
Professional and consulting fees (note 5)	6,575,681	1,075,827	679,957	673,755	363,424
Depreciation (note 4)	76,746	11,713	4,444	4,952	2,222
Donated services and expenses	18,750	-	-	-	-
Foreign currency translation (gain)/loss	(898,366)	9,129	103,942	68,056	(103,557)

Total expenses	72,795,595	4,321,796	9,744,214	1,357,027	6,513,313

Net loss from operations	(72,795,595)	(4,321,796)	(9,744,214)	(1,357,027)	(6,513,313)

Other Income
Investment income	1,216,115	295,562	28,583	30,838	(5,262)
Other income	303,853	-	-	-	-

Net Loss	(71,275,627)	(4,026,234)	(9,715,631)	(1,326,189)	(6,518,575)
Unrealized loss from investments in
marketable securities	(61,849)	(9,513)	(16,904)	(3,513)	(6,522)

Comprehensive loss	$(71,337,476)	$(4,035,747)	$(9,732,535)	$(1,329,702)	$(6,525,097)

Loss per share - basic and diluted (note 11)		$(0.03)	$(0.07)	$(0.01)	$(0.04)

Weighted average shares outstanding - basic and diluted		159,084,841	146,890,113	159,126,689	147,583,048

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Unaudited Condensed Consolidated Interim Statements of Cash Flows
(Expressed in US Dollars)

	March 1, 2004 (date of inception) to	6 Months Ended	6 Months Ended
	December 31, 2012	December 31, 2012	December 31, 2011
Operating Activities
Net loss	$(71,275,627)	$(4,026,234)	$(9,715,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	76,746	11,713	4,444
Donated services and expenses	20,750	-	-
Non-cash proceeds received	(74,000)	-	-
Dual currency deposits	71,680	-	103,543
Impairment loss on mineral properties	11,358,637	-	3,770,129
Stock-based compensation	23,115,904	411,038	2,117,791
Issuance of shares and warrants for services rendered	168,100	-	-
Change in operating assets and liabilities:
Amounts receivable and prepaid expenses	(304,130)	133,746	(243,611)
Accounts payable and accrued liabilities	875,318	(772,194)	814,454
Tax credits recoverable	(245,186)	-	662
Non-cash portion of marketable securities	337	-	-

Net cash used in operating activities	(36,211,471)	(4,241,931)	(3,148,219)

Financing Activities
Proceeds from issuance of common stock, net	39,908,654	1,809,549	-
Exercise of warrants and stock options	1,075,500	105,000	-
Government grants received	245,186	-	-

Net cash provided by financing activities	41,229,340	1,914,549	-

Investing Activities
Mineral property acquisition costs	(3,419,973)	-	(2,420,129)
Purchase of property and equipment	(125,465)	(9,809)	-
Investment in dual currency deposits	(32,938,800)	-	(22,942,400)
Redemption of dual currency deposits	32,867,078	-	30,857,314
Loan to related party	(202,357)	56,059	-

Net cash (used in) provided by investing activities	(3,819,517)	46,250	5,494,785

Increase (decrease) in cash and cash equivalents	1,198,352	(2,281,132)	2,346,566
Cash and cash equivalents - beginning of period	-	3,479,484	4,536,275

Cash and cash equivalents - end of period	$1,198,352	$1,198,352	$6,882,841

Non-cash investing and financing activities:
Issuance of common stock for mineral properties	$5,190,500	$-	$1,350,000
Issuance of common stock and warrants for services	$5,811,125	$-	$-
Supplemental Disclosures:
Interest received	$817,422	$-	$61,822
Income taxes paid	$-	$-	$-
Taxes received	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended December 31, 2012
(Expressed in US Dollars)

1.	Exploration Stage Company

Energizer Resources Inc. (the "Company") was incorporated in the State of Nevada, United States of America on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008.  The Company’s fiscal year ends on June 30. The Company is an Exploration Stage Company, as defined by ASC Topic-915, "Development Stage Entities".  The Company's principal business is the acquisition and exploration of mineral resources.  During fiscal 2008, the Company incorporated Energizer Resources (Mauritius) Ltd. (formerly Uranium Star (Mauritius) Ltd.), a Mauritius subsidiary and Energizer Resources Madagascar Sarl, a Madagascar subsidiary.  During fiscal 2009, the Company incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl, a Madagascar subsidiary, which holds the Green Giant Madagascar properties.  During fiscal 2012, the Company incorporated Madagascar-ERG Joint Venture (Mauritius) Ltd., a Mauritius subsidiary and ERG (Madagascar) Sarl, a Madagascar subsidiary.  ERG (Madagascar) Sarl is 100% owned by Madagascar-ERG Joint Venture (Mauritius) Ltd. which is owned 75% by Energizer Resources (Mauritius) Ltd.  ERG (Madagascar) Sarl holds the Malagasy Joint Venture Ground.  The Company has not yet fully determined whether its properties contain mineral reserves that are economically recoverable.

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has yet to generate revenue from mining operations or pay dividends and is unlikely to do so in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  As at December 31, 2012, the Company has accumulated losses of $71,275,627.  These unaudited condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Unaudited Condensed Consolidated Interim Financial Statements
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
For the three month period ended December 31, 2012
(Expressed in US Dollars)

3.	Recent Accounting Pronouncements Affecting The Company

The following are recent FASB accounting pronouncements which may have an impact on the Company's future consolidated financial statements.
•
"Intangibles - Goodwill and Other (Topic-350): Testing Indefinite-Lived Intangible Assets for Impairment": ("ASU 2012-02") was issued during July 2012. FASB issued guidance on how to determine whether goodwill amounts on the balance sheet have been impaired.  The guidance is effective for annual periods beginning after September 15, 2012 and interim periods within those years.

•
"Balance Sheet (Topic-210): Disclosures about Offsetting Assets and Liabilities": ("ASU 2011-11") was issued during December 2011. FASB issued guidance on how to determine whether it is appropriate to offset or net certain assets and liabilities on the balance sheet and the additional disclosure that this entails.   The guidance is effective annual periods beginning on or after January 1, 2013.

The adoption of the Topic-350 is not expected to have a material impact on the Company's consolidated financial statements.  The Company is currently evaluating the impact of Topic 210 on their consolidated financial statements.

4.	Equipment

			December 31, 2012	June 30, 2012
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Exploration equipment	$63,547	$14,827	$48,720	$50,624

For the six month period ended December 31, 2012, depreciation expense totaled $11,713 (December 31, 2011: $4,444).

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended December 31, 2012
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

The following are the related party transactions for the six months ended December 31, 2012:

a)	The Company incurred a total of $59,495 (December 31, 2011: $44,550) in office administration and rent expense from a company related by common management.

b)
1,650,000 (December 31, 2011: 5,860,000) stock options were issued to related parties during the period with an exercise price of $0.290 (December 31, 2011: between $0.20 and $0.30)  These stock options valued at $411,038 (December 31, 2011: $1,300,059) were issued to directors and officers of the Company.

c)	The Company incurred $512,312 (December 31, 2011: $530,174) in administrative, management and consulting fees to directors and officers.

d)	The Company incurred $406,700 (December 31, 2011: $240,246) in charges from a mining and engineering firm in which one of the Company's directors serves as a senior officer and a director.

The following are the related party balances as at for the six months ended December 31, 2012:

a)	Related party balances of $32,471 (June 30, 2012: $34,319) in prepaid expenses.

b)
The Company has advanced a short-term loan to a related party totaling $202,357 (June 30, 2012: $258,416).  This loan is interest bearing at a rate of 3% and is expected to be paid back in full within the next 12 months.

6.	Marketable Securities

Marketable securities consist of available-for-sale securities over which the Company does not have significant influence or control.  These investments included $11,029 (June 30, 2012: $20,542) invested in two TSX-Venture entities.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended December 31, 2012
(Expressed in US Dollars)

7.	Mineral Properties

Malagasy Joint Venture Ground, Southern Madagascar, Africa
On December 14, 2011, the Company entered into a Definitive Joint Venture Agreement (“JVA”) with Malagasy Minerals Limited (“Malagasy”) (Australian Stock Exchange: ticker MGY) to acquire a 75% interest to explore and develop a defined group of industrial minerals (including graphite, vanadium and approximately 25 other minerals) on ground formerly held 100% by Malagasy.  Malagasy retained a 25% interest.  This land position covers an area totaling 2,119 permits and 827.7 square kilometres.  This land's position is mainly adjacent to the south and east of the Company's 100% owned Green Giant Property.  Under the terms of the JVA, the Company paid $2,261,690 and issued 7,500,000 common shares valued at $1,350,000.   Malagasy has a carried interest until the Company delivers a Bankable Feasibility Study (”BFS”).  Upon the delivery of a BFS, Malagasy will be required to contribute its 25% interest in the development and mining operations.   Should either party's interest fall below 10%, their position will be diluted to a 2% NSR.  As it has not yet determined whether the property has probable or proven reserves, the Company recognized an impairment loss during fiscal 2012 totaling $3,770,129 which represented the total cash paid, value of common shares issued, and legal and other professional fees paid relating to the acquisition of the 75% interest in the property.

Green Giant Property, Southern Madagascar, Africa
On August 22, 2007, the Company entered into a joint venture agreement with Madagascar Minerals and Resources Sarl ("MMR"), a Madagascar incorporated company.  A joint venture was established with the Company owning a 75% interest and MMR owning a 25% interest in the Green Giant Property.  In order to acquire the 75% interest, the Company paid $765,000, issued 1,250,000 common shares and 500,000 now expired common share purchase warrants.  Further, on December 10, 2007, the Company issued 1,250,000 common shares valued at $375,000 and 500,000 now expired common share purchase warrants.  As it has not yet determined whether the property has probable or proven reserves, the Company recognized an impairment loss during fiscal 2008 totaling $1,200,560 which represented the total cash paid and the value of common shares and share purchase warrants issued.

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

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended December 31, 2012
(Expressed in US Dollars)

8.	Common Stock and Additional Paid-In Capital

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

h)	On April 9, 2012, the Company issued 50,000 shares of common stock for consideration of $15,000. The shares were issued pursuant to the exercise of stock options.

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

l)
During November 2012, the Company closed a brokered and non-brokered private placement raising a total of $2,032,500.  The Company issued 5,807,142 shares of common stock at $0.35 per share and 2,903,571 common share purchase warrants at an exercise price of $0.50 and an expiry date 24 months from the date of issuance.  In addition, the Company paid a fee of $119,010 and issued 340,028 compensation common shares purchase warrants.  Each compensation common share purchase warrant entitles the holder to purchase one common share at $0.35 and one half of one common share purchase warrant at an exercise price of $0.50.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended December 31, 2012
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

The following is a continuity schedule of the Company's stock options, all of which vest on the grant date:

	Number	Weighted-Average
	of Options	Exercise Price ($)

Outstanding and exercisable, June 30, 2011	14,130,000	0.29
Granted	15,845,000	0.27
Exercised	(510,000)	0.16
Expired	(2,475,000)	0.15
Cancelled	(3,300,000)	0.31

Outstanding and exercisable, June 30, 2012	23,690,000	0.29
Granted	1,695,000	0.29
Exercised	(700,000)	0.15
Expired	(1,695,000)	0.15
Outstanding and exercisable, December 31, 2012	22,990,000	0.30

The following is a summary stock options outstanding as of December 31, 2012:

Exercise	Number of	Expiry
Price ($)	Stock Options	Date

0.35	750,000	September 2, 2013
0.40	5,350,000	May 11, 2014
0.30	4,525,000	July 1, 2016
0.29	1,695,000	July 13, 2016
0.20	1,850,000	October 24, 2016
0.21	2,365,000	December 1, 2016
0.28	6,275,000	March 7, 2017
0.23	180,000	May 23, 2017
0.30	22,990,000

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended December 31, 2012
(Expressed in US Dollars)

10.	Warrants

The following is a continuity schedule of the Company's warrants:

	Number	Exercise
	of Warrants	Price ($)

Outstanding and exercisable, June 30, 2011	44,565,695	0.56
Expired	(946,000)	0.37

Outstanding and exercisable, June 30, 2012	43,619,695	0.56
Issued	3,243,599	0.48

Outstanding and exercisable, December 31, 2012	46,863,294	0.55

The following is a summary warrants outstanding as of December 31, 2012:

Exercise	Number of	Expiry
Price ($)	Warrants	Date

0.75	15,468,328	January 28, 2013 - February 25, 2013
0.45	1,564,700	February 25, 2013
0.50	870,000	March 15, 2013
0.30	400,000	March 15, 2013
0.15	3,650,000	April 26, 2013
0.50	21,666,667	May 5, 2013
0.50	2,903,571	November 6-15, 2014
0.35	340,028	November 15, 2014
	46,863,294

11.	Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common stock outstanding.  Diluted loss per share and the weighted average number of shares of common stock exclude all potentially dilutive shares since their effect is anti-dilutive.  As at December 31, 2012, there were a total of 69,853,294 (December 31, 2011: 63,520,695) potentially dilutive stock options and warrants outstanding.

As used in this quarterly report, “we”, “us”, “our”, “Energizer Resources”, “Energizer”, “Company” or “our company” refers to Energizer Resources Inc. and all of its subsidiaries.

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

Canadian Properties
Sagar Property – Romanet Horst, Labrador Trough, Québec, Canada
On May 2, 2006, we signed a letter of intent for an option to acquire a 75% interest in 219 claims located in northern Quebec, Canada. The vendor had the right and option to sell the remaining 25% interest in the property and exercised that right on February 28, 2007. Therefore we now own a 100% interest in this property. This agreement was subject to a 2% NSR (“net smelter return”) with the vendor. As there has been a change in the governing party in the province of Quebec, in particular the governing party is a political party that advocates separation of Canada and Quebec, we are uncertain if any legislation will be introduced that will impact our business plan for this property.

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

Employees
As of December 31, 2012, we had 9 total employees, 7 full-time and 2 part-time employees.  In addition to our full time employees, we engage consultants to serve several important managerial and non-managerial functions for us including serving as officers and to performing professional, geological and administrative functions.

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

We conducted a first phase of exploration from September to November 2007 that included the following activities:
●	Stream Sediment sampling of all stream on the property area
●	Detailed Geological mapping over selected startigraphic horizons
●	Reconnaissance geological mapping over the entire property
●	Soil sampling over selected target areas
●	Prospecting over selected target areas.
●	Limited trenching over selected targets
●	Construction of a cinder block base camp
●	Construction of a one kilometre long surfaced airstrip
●	Repair and surfacing of the access road from base camp to the airstrip
●	Airborne geophysical surveying conducted by Fugro Airborne Surveys Ltd.

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

The discovery of potentially significant vanadium mineralization from prior programs resulted in the initiation of resource delineation drill program during September 2009 to December 2009. This program consisted of the following:
●	XRF soil sample analyses (8,490 samples) on lines 200 metres apart covering 18 kilometre strike length
●	Scintillometer surveying (112 line kilometres) on lines 200 metres apart over an 18 kilometre strike length
●	Trenching (140 trenches for 17,105 metres)
●	Diamond drilling of 54 diamond drill holes over 8,931 metres

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

Based on these results, we conducted an additional exploration program on the property from April 2010 to July 2010. This program consisted of the following activities:
●	Diamond drilling of 46 diamond drill holes over 8,952 metres
●	Prospecting over selected target areas with the aid of a mobile XRF analyzer (20 grab samples)
●	Geologic mapping over the Manga and Mainty deposits at 1:5000 scale
●	ERT ground geophysical survey (5.64 km)
●	MAG ground geophysical survey (169.53 km)
●	Gradient Array EM ground geophysical survey (128.82 km)

In 2011, the identification of graphite as a potential credit to our  NI 43-101 compliant vanadium resources in the Manga, Jaky and Mainty zones led our geologists to conduct a reconnaissance exploration program (Phase I program) on the properties in September, 2011.  The goal of this exploration program was to delineate new graphitic trends, and compare them to those associated with vanadium mineralization. This program consisted of the following activities:

●	Diamond drilling of 10 holes over 1,157.5 metres
●	Trenching (16 trenches for 1,912 metres)
●	Prospecting over selected target areas

An additional reconnaissance exploration program was conducted from November 2011 to December, 2011 (Phase II program). The purpose of this program was to ascertain the industrial mineral potential on the Joint Venture Property, in addition to further drill testing of graphitic trends on the Green Giant Property in advance of Madagascar’s rainy season. This program consisted of the following activities:
●	Diamond drilling of 20 holes over 2,842 metres
●	Prospecting over selected target areas
●	EM31 ground geophysical survey over selected target areas (160.5 km)

The discovery of potentially significant graphite mineralization from the 2011 exploration programs resulted in the initiation of a resource delineation drill program from May 2012 through August 2012. This program consisted of the following:
●	Trenching (18 trenches for 2,100 metres)
●	Diamond drilling of 41 diamond drill holes over 8,459 metres

Next Steps
Management anticipates releasing a Preliminary Economic Assessment (PEA) of the Molo graphite deposit in late February, 2013. The PEA study will be authored by the Company’s Engineering, Procurement, and Construction Management (EPCM) contractor based in South Africa.

The outcomes of the Preliminary Economic Assessment study will determine whether further resource expansion drilling is necessary. Once completed, further infill drilling may be required to upgrade any Inferred Resources that fall inside the optimistic pit design shell. Further infill drilling may also be required to improve the geological confidence in the model and to upgrade the mineral resources. Should this be required it would be appropriate to develop a second or third certified reference material.

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

Agreement
On May 2, 2006, we signed a letter of intent with Virginia Mines Inc. ("Virginia") for an option to acquire a 75% interest in 200 claims located in northern Québec, Canada. Virginia had the right and option to sell the remaining 25% interest in the property. This agreement was subject to a 2% NSR. Virginia had previously acquired a 100% interest in the property, subject to a 1% NSR on certain claims, and a 0.5% NSR on other claims. Virginia has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000. In order to exercise its option, we issued Virginia 2,000,000 of our common shares, 2,000,000 now expired common share purchase warrants and incurred exploration expenditures greater than $2,000,000 on the property before September 1, 2008. Further, on February 28, 2007, Virginia exercised its option to sell its remaining 25% interest on the property to us for 1,000,000 of our common shares valued at $1,219,000 and 1,000,000 now expired common share purchase warrants. As a result of these agreements, we now own a 100% interest in this property. We are currently up to date with all obligations required to maintain the property in good standing.

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

Other Expenses
Management anticipates spending approximately $350,000 - $450,000 in ongoing general office and administration expenses, including rent and office costs, and professional fees for management, investor relations, accounting, legal, and geo-scientists per quarter for the next twelve months.  Expenses will vary in direct proportion with the level of activity relating to future acquisitions and exploration programs.

RESULTS OF OPERATIONS
We have had no operating revenues from inception on March 1, 2004 through to the quarter ended December 31, 2012. Our activities have been financed from the proceeds of securities subscriptions.  From inception, on March 1, 2004, to December 31, 2012, we raised net aggregate proceeds of $39,908,654 from private offerings of our securities and $1,075,500 through the exercise of common share purchase warrants and stock options.  For the six month period ending December 31, 2012, a total of $1,809,549 (December 31, 2011: $Nil) and a total of $105,000 (December 31, 2011: $nil) was raised through the exercise of stock options.

For the period from inception, March 1, 2004, to the second quarter ended December 31, 2012, we incurred a loss before income taxes of $71,275,627.  Expenses included $36,854,695 in mineral property and exploration costs and impairment losses on mineral properties. These costs include acquisition costs relating to the Madagascar properties, Sagar properties and other abandoned properties.  We have also incurred $6,575,681 in professional fees since inception and general and administrative expenses of $7,052,185; stock based compensation valued at $23,115,904, net foreign exchange translation gains totaling $898,366, donated services and expenses of $18,750, and total other income (including interest) of $1,519,968.

The following are explanations for the fluctuations during the six month period ended December 31, 2012:
•
Amounts spent on mineral properties totalled $2,288,357 (December 31, 2011: $2,159,851).  During the current period we incurred significant drilling costs, costs incurred in respect of our company’s recently released National Instrument (NI) 43-101 Resource statement for the Molo deposit.  Costs have also been incurred relating to our forthcoming Preliminary Economic Assessment (PEA) Study on our Green Giant graphite deposit.  Following our accounting policies of expensing acquisition costs and exploration expenses on mineral properties as incurred, this amount increased the net loss for the period.

•
Professional fees totalled $1,075,827 up $395,870 from the December 31, 2011 total of $679,957. General and administration relates to fees associated with running the Toronto and Madagascar offices.  These costs decreased by $382,368 between periods (December 31, 2012: $525,732, December 31, 2011: $908,100). When factoring in these expenses together, they are consistent.  There were reclassification entries booked between these two categories between years and hence they have been compared together. Specifically to professional fees, significant amount of time was allocated by the company’s management and geo-scientists to our company, and hence the charges increased.  In addition legal fees increased between the periods by approximately $200,000 due to costs incurred relating to our brokered private placement during November 2012. For the period ending December 31, 2011 travel costs where high mainly due to trips to Madagascar, Mauritius, Europe and to Australia to finalize the Malagasy joint venture agreement.   These costs were lower for the six month period ending December 31, 2012.

•	Investment income increased by $266,979 from $28,583 for December 31, 2011 to $295,562 for December 31, 2012. Returns on the company’s passive investments was the reason for this increase.

Liquidity, Capital Resources and Foreign Currencies
As at December 31, 2012, we had cash on hand of $1,198,352.  Our working capital was $841,376.

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

•
For the six month period ended December 31, 2012, we raised net proceeds of $1,809,549 through the issuance of 5,807,142 common shares and 2,903,571 common share purchase warrants and $105,000 by issuing 700,000 common shares through the exercise of common stock purchase options.

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
We have funded our business to date from sales of our securities. During the period ended December 31, 2012, and since July 1, 2011, we issued the following unregistered securities:

On December 16, 2011, we issued 7,500,000 shares of common stock at $0.18 per share valued at $1,350,000 as consideration for the Joint Venture Agreement with Malagasy Minerals Ltd.

On March 4, 2012, $69,000 was raised through the exercise of 460,000 common stock purchase options at $0.15 per common share.

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

During November 2012, we closed a brokered and non-brokered private placement raising a total of $2,032,500.  We  issued 5,807,142 shares of common stock at $0.35 per share and 2,903,571 common share purchase warrants at an exercise price of $0.50 and an expiry date 24 months from the date of issue.  In addition, the Company paid a fee of $119,010 and issued 340,028 compensation warrants.  Each compensation warrant entitles the holder to purchase one common share at $0.35 and one half of one common share purchase warrant at an exercise price of $0.50.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, given the size of our Company and its finance department, that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2012, no changes were made to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception. Since our inception, up to December 31, 2012, we had accumulated net losses of $71,275,627. If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Our primary exploration efforts are in the African country of Madagascar, where democratic elections are planned for 2013.
Any adverse developments to the political situation in Madagascar could have a material effect on our Company’s business, results of operations and financial condition. Democratic elections in Madagascar are planned for 2013 but whether the elections calendar jointly established between the UN and the Elections commissions can be maintained remains uncertain. To date, our Company has not been placed under any constraints or experienced disruptions in our exploration efforts due to the political situation in Madagascar. Depending on future actions taken by the transitional government, our Company and its business operations could be impacted.

A roadmap, designed by the Southern African Development Community, was signed by the various political factions on September 17, 2011, a government of national unity was formed during November 2011 and the transition parliament was re-structured to include opposition members.  An independent elections commission was established in April 2012.  The African Union has endorsed this roadmap. This roadmap provides a path for democratic elections.  At the date of this report, presidential elections were scheduled for May 8, 2013, while parliamentary elections and second-round presidential elections were set for July 3, 2013, as announced by the elections commission and the United Nations. The African Union announced on January 28, 2013 the need to respect all provisions of the roadmap, including the unconditional return of ousted President Marc Ravalomanana as soon as possible.  His return, along with technical elements related to preparations for elections could delay the scheduled dates.  The consequences of the outcome of these elections (or the failure to hold them) may adversely affect our business plan and operations.

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

We are subject to additional disclosure relating to the Iran Threat Reduction and Syria Human Rights Act of 2012
As a result of the enactment of the Iran Threat Reduction and Syria Human Rights Act of 2012, our company is subject to additional disclosure requirements in its annual and quarterly Exchange Act reports filed after February 6, 2013.  If our company or its affiliates engaged in specified types of behavior during the period covered by the report, we will be required to disclose those activities.  Please contact Chief Financial Officer of our company immediately if you know or have any reason to believe that any of the activities or types of conduct listed below have been or may have been engaged in at any time during the period from October 1, 2012 up to the date of this report.  Please note that this inquiry relates to the activities or conduct of the company, any affiliate of the company, as well as to the conduct of any person who has acted or is acting on behalf of or for the benefit of any of them.  For purposes of this question an “affiliate” is defined as a person that directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with a person. Specified activities requiring disclosure:  (a) activities or transactions relating to Iran’s ability to develop petroleum resources, maintain or expand Iran’s domestic production of refined petroleum products, or import refined petroleum products; (b) activities or transactions contributing to Iran’s ability to acquire or develop weapons of mass destruction or participating in a joint venture with the Government of Iran and certain other persons to mine, produce or transport uranium. (c) activities or transactions by foreign financial institutions (i) facilitating the ability of Iran and related persons to acquire or develop weapons of mass destruction or support terrorism, (ii) facilitating activities of persons subject to financial sanctions under certain United Nations Security Council Resolutions, or (iii) participate in money laundering or facilitate efforts by Iranian financial institutions to carry out activities described in (i) or (ii). (d) activities or transactions by foreign financial institutions or persons owned or controlled by a domestic financial institution, facilitating or providing financial services for certain persons, including Iran’s Revolutionary Guard Corps, whose property is blocked under the International Emergency Economic Powers Act; (e) activities or transactions supporting Iran’s acquisition or use of goods or technologies that are likely to be used to commit human rights abuses against the Iranian people or to restrict, disrupt or monitor the free flow of information; and/or (f) activities or transactions with persons who commit or support terrorism or who are or who support weapons of mass destruction proliferators, or the Government of Iran, any entity owned or controlled directly or indirectly by the Government of Iran, or any person acting or purporting to act on behalf of either of the foregoing, without the specific authorization of a U.S. Government agency.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the period from July 1, 2011 through December 31, 2012, our Company issued the following unregistered securities:

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

During November 2012, the Company closed a brokered and non-brokered private placement raising a total of $2,032,500.  The Company issued 5,807,142 common stock at $0.35 per share and 2,903,571 common share purchase warrants at an exercise price of $0.50 and an expiry date 24 months from the date of issue.  In addition, the Company paid a fee of $119,010 and issued 340,028 compensation common share purchase warrants.  Each compensation common share purchase warrant entitles the holder to purchase one common share at $0.35 and one half of one common share purchase warrant at an exercise price of $0.50.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended December 31, 2012.

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

4.8	Form of Warrant relating to private placement completed during November 2012 (filed herein)
4.9	Agency Agreement relating to private placement completed during November 2012 (filed herein)
10
Property Agreement effective May 14, 2004 between Thornton J. Donaldson and Thornton J. Donaldson, Trustee for Yukon Resources Corp. (Incorporated by reference to Exhibit 10.1 to the registrant's Form SB-2 registration statement as filed with the SEC on September 14, 2004)

10	Letter of Intent dated March 10, 2006 with Apofas Ltd. (Incorporated by reference to Exhibit 99.1 to the registrant's current report on Form 8-K as filed with the SEC on March 13, 2006)
10
Letter agreement effective May 12, 2006 between Yukon Resources Corp. and Virginia Mines Inc. (Incorporated by reference to Exhibit 99.1 to the registrant's current report on Form 8-K filed as with the SEC on May 9, 2006)

10
Joint Venture Agreement dated August 22, 2007 between Uranium Star Corp. & Madagascar Minerals and Resources Sarl (Incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K as filed with SEC on September 11, 2007)

21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the registrant’s annual report on Form 10-K as filed on September 21, 2009)
31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herein)
31	Certification of Principal Financial & Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herein)
32	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herein)
32	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herein)
99
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

Dated: February 13, 2013

By:	/s/ J A Kirk McKinnon
Name: J A Kirk McKinnon
Title: President, Chief Executive Officer and Director

Dated: February 13, 2013

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
Disclosed in this report any change in the Issuer's internal control over financial reporting that occurred during the Registrant's fiscal quarter ending December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Issuer's internal control over financial reporting.

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  February 13, 2013

By:	/s/ J A Kirk McKinnon
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
Disclosed in this report any change in the Issuer's internal control over financial reporting that occurred during the Registrant's fiscal quarter ending December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Issuer's internal control over financial reporting.

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

Dated:  February 13, 2013

/s/ Peter D. Liabotis
Peter D. Liabotis, Chief Financial Officer
(Principal Accounting Officer)

Exhibit 32.1

CERTIFICATIONS PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the annual report of Energizer Resources Inc. (the "Company") on Form 10-Q for the period ending December 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J A Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 Dated:  February 13, 2013

By:	/s/ J A Kirk McKinnon
J A Kirk McKinnon, Chief Executive Officer

Exhibit 32.2

CERTIFICATIONS PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the annual report of Energizer Resources Inc. (the "Company") on Form 10-Q for the period ending December 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter D. Liabotis, Chief Financial Officer (Principal Accounting Officer) of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  February 13, 2013

/s/ Peter D. Liabotis
Peter D. Liabotis, Chief Financial Officer
(Principal Accounting Officer)