Form 10-K/A
period 2012-06-30
Energizer Resources, Inc.
filed 2013-03-04
CIK 1302084

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-51151

ENERGIZER RESOURCES INC.
(Name of small business issuer as specified in its charter)

Minnesota	20-0803515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 – 141 Adelaide Street West, Toronto, Ontario, Canada M5H 3L5
(Address of principal executive offices)

(416) 364-4911
(Issuer’s telephone number)
_____________________________________________
(Former name or former address, if changed since last report)

Securities Registered under Section 12(b) of the Exchange Act:
None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐ No  ☒

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share (the "Common Stock"), as of February 28, 2013, was 163,254,320.

Documents Incorporated By Reference:  None

Energizer Resources Inc.

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

Employees
As of February 28, 2013, we had 9 total employees, 7 full-time and 2 part-time employees. In addition to our full time employees, we engage consultants to serve several important managerial and non-managerial functions for us including serving as officers and to performing professional, geological and administrative functions.

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

We conducted a first phase of exploration from September to November 2007 that included the following activities:
•	Stream Sediment sampling of all stream on the property area
•	Detailed Geological mapping over selected startigraphic horizons
•	Reconnaissance geological mapping over the entire property
•	Soil sampling over selected target areas
•	Prospecting over selected target areas.
•	Limited trenching over selected targets
•	Construction of a cinder block base camp
•	Construction of a one kilometre long surfaced airstrip
•	Repair and surfacing of the access road from base camp to the airs trip
•	Airborne geophysical surveying conducted by Fugro Airborne Surveys Ltd

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

Results of the Preliminary Economic Assessment Study (“PEA Study”)
Summary of the PEA Study Results follow. A Canadian National Instrument 43-101 technical report relating to the PEA will be released by mid-April 2012.  Economic parameters refer to real numbers with the exception of the post-tax NPV and post-tax IRR . All dollar values in this section are expressed in USD:

Pre-tax NPV (10% Discounted, real)	$421,464,000
Pre-tax IRR (Real)	48%
Post-tax NPV (10$ Discounted, real)	$341,803,000
Post-tax IRR (Real)	41%
Payback	3.0 years
Mine life	20 years
Graphite sale price	$1,564 per tonne
Average Head Grade	8.50%
Average annual ore mined	1,169,749 tonnes per annum
Average stripping ratio	1.65
Average mill recovery	89%
Average annual production	84,000 tonnes per annum
Capital cost	$162,043,315
Mining cost	$4.76 per tonne mined (Initial life of mine)
Processing cost	$22.29 per tonne milled
Transportation cost (FOB port)	$105 per tonne concentrate

The PEA Study being prepared by DRA indicates that mining will be carried out using a conventional open pit mining method, utilizing trucks and loaders. The mine strip ratio was calculated to show an average value of 1.65 with minimal overburden pre-stripping requirements as the mineralization is exposed at surface. The mine design capacity is to process 1,169,749 tonnes of ore per year at 92% availability, with an average head grade of 8.5% C.

The processing of Molo ore will entail three stage crushing followed by a primary milling and flotation separation circuit. The resulting flake graphite concentrate will then be thickened, dried, separated into various flake sizes, packaged and stored before shipment. The final residue generated by the flotation process will generate a clean, non-acidic tailing. The concentrate production is estimated to be an average of 84,000 tonnes of graphite concentrate per annum with an average specification of 92% C. Flotation recoveries achieved for the Molo ore were 89%, derived from metallurgical test work.

Graphite price assumptions were based on the 24 month average of graphite prices as supplied by Industrial Minerals ("IM") which publishes weekly prices according to data supplied by graphite buyers.

Utilizing the 24 month average graphite prices provided by IM, along with the flake size distribution derived from metallurgical test work conducted by third parties, the Molo blended graphite price was determined to be a starting price of $1,564.

DRA arrived at its capital cost estimate through a combination of supplier quotations and factor analysis of similar sized mines with similar processing circuits. The estimated capital cost for the project is $162 million. As is standard, a mining contingency was included to allow for estimation variances at the PEA Study level analysis. Due to the degree of accuracy in DRA's capital cost estimate, DRA is comfortable using a contingency of 12.5%. The capital cost estimate allows for a provision for the execution of the Bankable Feasibility Study phase of the project. A summary of the estimated capital cost for the project is below:

Mining Area Infrastructure	$5,681,745
Plant Cost	68,925,519
General Infrastructure	39,564,757
Indirect Costs	29,892,092
Contingency (12.5%)	17,979,201
Total	$162,043,315

A limited allowance has been made for infrastructure investment, outside of the actual mining and processing operations. This final estimate will be defined during the full feasibility study.

The operating costs have been estimated based on a per ton milled basis for contract mining, processing and transportation from the 'pit-to-port'. The operating costs are summarized in the table below.

Starting Contract Mining ($/T mined)	$4.76/Tonne Mined (Waste and Ore)
Starting Processing ($/T milled)	$22.90/Tonne Milled
Starting Transportation (FOB port $/T shipped)	$105.00/Tonne Concentrate transported to port

The operating costs arrived at for the PEA analyses were obtained as follows:
•	Contract mining cost from Minopex, who operate and maintain of metal and mineral processing facilities,
•	Processing cost from DRA, and
•	Transportation cost from plant site to cargo ship from Panalpina World Transport Ltd. ('Panalpina').

As DRA and Minopex are sister companies, they provide our Company with a seamless 'turn-key' solution for the development of the Molo project design, feasibility studies, detailed engineering and construction through to operation. Panalpina has a long established track record of providing logistical expertise for companies operating in Madagascar. This experience includes not only physical transportation, but Madagascar-based knowledge of cost savings on duties and taxes, as well as simplification of customs processes. Coupled with global supply chain logistical solutions, Panalpina provides our Company with a pit-to-port-to-customer solution. The processing costs calculated by DRA are based upon diesel power generation. The Feasibility Study will evaluate two other options, 1) the use of heavy fuel oil which is approximately half the cost of diesel fuel, and 2) the cost of buying power from the Sakoa Coal Field project which will utilize coal-fired power plants.

Madagascar Infrastructure
Road Access
Access to the Company’s Molo Graphite Deposit from Toliara, starts with a 70 kilometre paved road to the village of Andranovory.  From Andranovory, secondary all-season roads continue to Betioky, a distance of 93 kilometres.  From Betioky, the Molo Graphite Deposit can be reached from Ambatry to Fotadrevo, a distance of 105 kilometres, for an overall total of 268 kilometres, or from Betioky to Ejeda then onwards to Fotadrevo, a distance of 161 kilometres, for an overall total of 324 kilometres. The second route from Ejeda to Fotadrevo is used by heavy transport trucks and by all vehicles during portions of the rainy season, as the other route can become impassable. At the height of the rainy season, both routes to Fotadrevo may become impassable. From Fotadrevo, the Molo Graphite Deposit may be reached by a fairly well maintained dirt track.  The map below shows the road access to the Molo Graphite Deposit from the town of Toliara.

Map of Road Structure from Tolaira to Fotadrevo

Air Access
With the upgrading of an existing airstrip at Fotadrevo to an all-weather airstrip during the 2008 exploration program, our Madagascar properties are accessible year-round by private aircraft out of Antananarivo, except under special circumstance caused by continuous or multiple days of heavy rain. Flying times to Fotadrevo are approximately 2.5 hours from Antananarivo and 45 min from Toliara.

Photo of the Landing Strip at Fotadrevo

Antananarivo is currently serviced by Air France (Paris), South African Airways (Johannesburg), and Air Mauritius (Mauritius).  Air Madagascar also provides service to Paris, Johannesburg, Mauritius, Nairobi, and Réunion Island. Domestically, Air Madagascar has regularly scheduled jet and propjet flights throughout the country, including daily flights between Antananarivo and Toliara.

The village of Fotadrevo, where our Company has its base camp, is located to the west of the Molo Graphite Deposit.  The village has been a labour source during our Company’s exploration program, and will likely provide a portion of the workforce during future exploration and development. A few basic goods are commercially available in the village, however, the main centre for support of exploration and development are the cities of Toliara and Antananarivo. Two 40 kVA diesel-powered generators provide power to the camp facility.

A cellular telephone tower is located in Fotadrevo, which provides phone and internet coverage. No potable water is currently available within the project area. A well 123 millimetre in diameter has been drilled to a depth of 42 metres within the camp compound, which provides non-potable water for the camp.

Graphite Market and Pricing
Market Overview
According to Industrial Minerals magazine, the natural graphite market is 1.09 million tonnes of which roughly 55% is flake and 45% is low grade amorphous (or 565,000 flake, 450,000 amorphous, 4,000 vein).  Graphite is produced globally, however China currently accounts for most of the graphite production with a market share of 77%.  Two tables listing the current major production countries of flake and amorphous graphite are below:

Country	Flake output
China	380,000
Brazil	96,000
India	35,000
North Korea	30,000
Canada	21,000
Norway	8,000
Zimbabwe	5,000
Madagascar	4,000
Russia	2,000
Ukraine	1,500
Germany	300
Total	582,800
Source: Natural Graphite Report 2012, Industrial Minerals, www.indmin.com

Country	Amorphous output
China	400,000
Austria	16,000
Mexico	12,000
Turkey	300
Total	428,300
Source: Natural Graphite Report 2012, Industrial Minerals, www.indmin.com

China produces 77% of the world’s graphite, however most of its production is low grade amorphous. The graphite industry in China is undergoing fundamental reforms. China is protecting its domestic supply and has imposed a combined 37% export duty and value added tax (VAT) tax.  Furthermore, China is consolidating and closing a large number of mines, between 180-200, to preserve graphite resources and address environmental concerns.

Current Demand
Graphite has many wide ranging uses from refractories to anodes in batteries. Currently it is refractories that comprise the bulk of graphite demand accounting for 39%. A chart of current graphite consumption is given below:

Graphite consumption in 2012
Source: Natural Graphite Report 2012, Industrial Minerals, www.indmin.com

Future Demand
Batteries alone is the fastest growing market for graphite with growth between 15-25% a year (Source: Industrial Minerals, 2012) and future demand for graphite is expected through the uptake of lithium-ion batteries (Li-ion). There is 11 times more graphite in a Li-ion battery than there is lithium and demand for graphite in Li-ion batteries, specifically from the growth of the electric vehicle market, is expected to be significant.  Other future demand drivers include pebble bed nuclear reactors, fuel cells, large scale energy storage and graphene.

Graphite Pricing
Graphite pricing is a function of flake size and purity where larger flake and higher purity command premium pricing in the market. The three major categories for flake graphite are large, medium, and small (amorphous).

Graphite is not freely traded on an open market. This means determining its price is somewhat of an opaque market as prices are determined through contracts between buyers and sellers. Nevertheless, Industrial Minerals performs regular customer surveys tracking pricing trends and, from their analysis, overall graphite prices have substantially increased since 2007 due to increased demand and constrained supply.  Recently however, graphite prices have decreased from their peak due to the slowdown in the global economy particularly in Europe and Asia. Despite this recent decline, future prices are predicted to remain strong as can be outlined in the graph below:

Source: Natural Graphite Report 2012, Industrial Minerals, www.indmin.com

Vanadium Market and Pricing
Source of this entire section: United States Geological Survey
(Data in metric tons of vanadium content unless otherwise noted)

Domestic Production and Use
Seven U.S. firms comprise most of the domestic vanadium industry produced ferrovanadium, vanadium pentoxide, vanadium metal and vanadium-bearing chemicals or specialty alloys by processing materials such as petroleum residues, spent catalysts, utility ash and vanadium-bearing pig iron slag. Metallurgical use, primarily as an alloying agent for iron and steel, accounted for about 93% of the U.S. vanadium consumption in 2011. Of the other uses for vanadium, the major non-metallurgical use was in catalysts for the production of maleic anhydride and sulfuric acid.

Salient Statistics—United States	2008	2009	2010	2011	2012est

Production, mine, mill	520	230	1,060	590	270
Imports for consumption:
Ferrovanadium	2,800	353	1,340	2,220	3,400
Vanadium pentoxide, anhydride	3,700	1,120	4,000	2,810	1,570
Oxides and hydroxides, other	144	25	167	886	1,210
Aluminum-vanadium master alloys (gross weight)	618	282	951	278	180
Ash and residues	1,040	791	521	1,420	1,500
Sulfates	2	16	48	42	40
Vanadates	187	214	158	303	320
Vanadium metal, including waste and scrap	5	22	10	44	110
Exports:
Ferrovanadium	452	672	611	314	530
Vanadium pentoxide, anhydride	249	401	140	89	40
Oxides and hydroxides, other	1,040	506	1,100	254	190
Aluminum-vanadium master alloys (gross weight) 1,390		447	1,190	920	1,400
Vanadium metal, including waste and scrap	57	23	21	102	10
Consumption:
Apparent	5,820	1,040	5,190	6,963	6,400
Reported	5,170	4,690	5,030	5,120	5,200
Stocks, consumer, yearend	335	295	248	2185	2220
* Price, average, dollars per pound V2O5	$12.92	$5.43	$6.46	$6.76	$6.52
Imports + exports + adjustments for government
and industry stock changes as a percentage of
apparent consumption	91%	78%	81%	92%	96%

* Vanadium is not freely traded on an open market. This means determining prices for vanadium is somewhat of an opaque market as prices are determined through contracts between buyers and sellers.

Events, Trends, and Issues
U.S. apparent consumption of vanadium in 2012 decreased by 9% from its 2011 level; however, it was still almost six times higher than its level in 2009. Apparent consumption of vanadium declined dramatically in 2009 from that of 2008 owing to the global economic recession in 2009. Among the major uses for vanadium, production of carbon, full-alloy, and high-strength low-alloy steels accounted for 16%, 45%, and 33% of domestic consumption, respectively. U.S. imports for consumption of vanadium in 2012 increased 4% from those of the previous year. U.S. exports increased 29% from those of the previous year.

In the fourth quarter of 2011, vanadium pentoxide (V2O5) prices continued to decrease to a year-to-date low of $6.22 per pound of V2O5 in December 2011. In January 2012, prices continued to decrease to a year-to-date low of $5.83 per pound of V2O5 until February when prices began to slowly increase again. In August 2012, V2O5 prices averaged $6.60 per pound of V2O5, slightly more than average V2O5 prices in August 2011. In the fourth quarter of 2011, U.S. ferrovanadium (FeV) prices continued to slowly decrease to a year-to-date low of $13.19 per pound FeV (contained vanadium) in December 2011. In January 2012, prices continued to decrease until February 2012 when prices began to slowly increase. In August 2012, FeV prices averaged $15.60 per pound of FeV.

World Mine Production and Reserves
Production data for the United States were revised based on new company information.

	Mine production		Reserves (thousand metric tons)
	2011	2012est

China	23,000	23,000	5,100
South Africa	22,000	22,000	3,500
Russia	15,200	16,000	5,000
United States	1,590	1,270	45
Other countries	1,600	1,600	not applicable
World total (approximate)	63,390	63,870	14,000

World Resources the Substitutes
World resources of vanadium exceed 63 million tons. Vanadium occurs in deposits of phosphate rock, titaniferous magnetite, and uraniferous sandstone and siltstone, in which it constitutes less than 2% of the host rock. Significant amounts are also present in bauxite and carboniferous materials, such as coal, crude oil, oil shale, and tar sands. Because vanadium is usually recovered as a byproduct or co-product, demonstrated world resources of the element are not fully indicative of available supplies. While domestic resources and secondary recovery are adequate to supply a large portion of domestic needs, a substantial part of U.S. demand is currently met by foreign material.

Steels containing various combinations of other alloying elements can be substituted for steels containing vanadium. Certain metals, such as manganese, molybdenum, niobium (columbium), titanium, and tungsten, are to some degree interchangeable with vanadium as alloying elements in steel. Platinum and nickel can replace vanadium compounds as catalysts in some chemical processes. There is currently no acceptable substitute for vanadium in aerospace titanium alloys.

Permitting in Madagascar
Company’s in Madagascar first apply for an exploration mining permit with the Bureau de Cadastre Minier de Madagascar (“BCMM”), a government agency falling under the authority of the Minister of Mines in Madagascar.  Once granted, which is normally within a month, the fee per each square within a mining permit ranges from 85,200 Ariary to 234,200 Ariary (between $39 an $106 using a current exchange rate of 2,200 Ariary = $1 USD).  The number of squares varies widely by claim number.  For the 2012 year, the Company paid approximately $160,000 to the BCMM to renew all of its claims in Madagascar.  This fee covered both the 100% owned Green Giant Property (6 claims) and the 75% owned Joint Venture Property (39 claims).  Each year the Company is required to pay a similar amount in order to maintain the claims in good standing.

The next step in the permitting process, which our Company has initiated, is to apply for an exploitation permit. Our Company has engaged a third party environmental study company in Madagascar to assist us with this process.  In order to get an exploitation permit, an investment plan, exploitation work plan budget and specific ground mapping is submitted to the BCMM. This step is completed in conjunction with a submission of an environmental impact study for the BCMM.  This environmental impact study includes, among other things, completion of a water study and a social impact study.

QA/QC Protocols
At all times during sample collection, storage, and shipment to the laboratory facility, the samples are in the control of our Company or parties that we have contracted to act as our agents.

When sufficient sample material (grab, trench or core) has been collected, the samples are flown or sent by truck to our storage location in Antananarivo, Madagascar.  At all times samples are accompanied by an employee, consultant or agent of our Company. From there, samples are shipped to labs either in South Africa or Canada for ICP-MS analysis.

All analytical results are e-mailed directly by the lab to the Company’s project manager on site in Madagascar and to our Company’s geological and executive staff.  Results are also posted on a secure website and downloaded by our Company’s personnel using a secure username and password. All of the labs that carried out the sampling and analytical work are independent of our Company.

In order to carry out QA/QC protocols on the assays, blanks, standards and duplicates were inserted into the sample streams. This was done once in every 30 samples, representing an insertion rate of 3.33% of the total.

Since the 2009 Madagascar drill program, our Company has rigorously implemented a blank protocol. For the Molo Graphite Deposit a fine-grained quartz sand sourced from a hardware store in Antananarivo was used as the blank material for the sampling campaign. A total of 208 blank samples were used in this program. A detection limit of 0.05% Carbon was used for the purpose of this exercise. To verify the reliability of the blank samples, the detection limit and the blank + 2, and 3 times the detection limit were plotted against the date. The plot shows that there are a lot of blank samples that have concentrations that exceed the blank + 3 times detection limit threshold. This, coupled with the large spread of data points, would lead to the assumption that samples may have been contaminated during their preparation for analysis.

Blanks plot – Log %C versus the date of the analysis.

Since certified reference materials (“CRMs”) are essentially non-existent for graphite, our Company commissioned a third party lab in Canada to create a CRM from the remaining Molo Graphite Deposit drill core pulps from the 2011 program. As certified the third party lab standard (STD 1 C) a recommended value of 9.11 % Carbon.

To check the reliability of the standard, a plot of the recommended CRM value versus date was created. The upper and lower limits of one, two and three times the standard deviations of the recommended value are also included in the plot. All the results except for two fall within the acceptable limit of two times the standard deviation. It is however worth noting that there seems to be a negative bias towards lower concentrations in the first batch of samples that were submitted. As the campaign progressed the bias leant towards the positive side. This issue appears to have been sorted out towards the latter parts of the campaign as the data becomes less spread, and is closer to the recommended value.

Graph showing carbon concentration as analyzed in STD 1C.

For the Molo Graphite Deposit, a total of 205 field duplicates were prepared. To check how close these were to the original samples, a plot of the original samples with a zero, five, and ten per cent difference of the original samples was created. The majority of the samples were within the 10% difference limit. The plot also shows a good correlation between the original value and the duplicate, as is evident from the regression line with an R2 value of 0.96.

Original  (“Orig”) versus Duplicate (“Dupe”) plots.
Next Steps
The Company is currently reviewing the results of the recently release Preliminary Economic Assessment study parameters. A thorough review of the results of this information will determine whether further resource expansion drilling is necessary. Further infill drilling may be required to upgrade any resource estimate that falls inside the optimistic pit design shell. Further infill drilling may also be required to improve the geological confidence in the model and to upgrade the mineral resources. Should this be required it would be appropriate to develop a second or third certified reference material.

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

These claims comprise approximately 6,580 hectares.  In this region of the Province of Québec, “map staking” predetermines claim outlines. This can be done via a claim staking system with the Ministère des Ressources Naturelles (“MNRF”).  Previously, the map-staking grid, producing some of the small parcels, superimposes upon staked claims. There are no carried environmental liabilities on the property. Each claim costs CAD $112 and is active for a one year period.  Each following year our Company is required to spend a certain dollar amount to keep the claim in good standing or pay CAD $112 per annum in lieu of performing any work. All surface work requires provincial government permits, including camp construction permits. Our Company is current with these permits.

To be able to conduct an exploration project, our Company needs to obtain permits pertaining to water, forest management and waste disposal for any camp location set-up.  These permits are obtained from various Quebec government ministries.  This entire process takes less than 1 month to complete.  With obtaining the required permits our Company is required to pay approximately CAD $200 per claim per annum.

When our Company is exploring, our power comes from a generator.  Water is ample as the property has a lake and several streams.  There are no bonding requirements relating to permits issued out of Quebec at the exploration stage.

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

ITEM 1A.  RISK FACTORS
Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below.  If any of the risks  described below, or elsewhere in this report on Form 10-K/A, or our Company’s other filings with the Securities and Exchange Commission (the "SEC"), were to occur, our financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline.

You should carefully consider the following risk factors together with the other information contained in this Annual Report on Form 10-K/A, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. Our risk factors, including but not limited to the risk factors listed below, are as follows:

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

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

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

	OTCBB (US$)		TSX / TSX-V (CDN$)
Period	High	Low	High	Low
Fiscal year ended June 30, 2013
First quarter ended September 30, 2012	$0.41	$0.27	$0.39	$0.27
Second quarter ended December 31, 2012	$0.36	$0.29	$0.29	$0.37
Fiscal year ended June 30, 2012
First quarter ended September 30, 2011	$0.36	$0.18	$0.34	$0.17
Second quarter ended December 31, 2011	$0.26	$0.15	$0.23	$0.15
Third quarter ended March 31, 2012	$0.44	$0.17	$0.43	$0.165
Fourth quarter ended June 30, 2012	$0.48	$0.22	$0.48	$0.22
Fiscal year ended June 30, 2011
First quarter ended September 30, 2010	$0.33	$0.18	$0.34	$0.185
Second quarter ended December 31, 2010	$0.50	$0.195	$0.51	$0.20
Third quarter ended March 31, 2011	$0.585	$0.39	$0.63	$0.38
Fourth quarter ended June 30, 2011	$0.45	$0.30	$0.42	$0.285
Fiscal year ended June 30, 2010
First quarter ended September 30, 2009	$0.68	$0.14	N/A	N/A
Second quarter ended December 31, 2009	$0.64	$0.39	N/A	N/A
Third quarter ended March 31, 2010	$0.48	$0.29	N/A	N/A
Fourth quarter ended June 30, 2010	$0.45	$0.20	$0.49	$0.22

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

1.
On July 2, 2010, the Company issued 500,000 common share purchase warrants valued at $78,100 to a company who assisted us in listing on the TSX Venture Exchange.  The share purchase warrants were valued using the Black-Scholes pricing model with the following assumptions:  risk free interest rate – 1.54%; expected volatility – 172%; dividend yield – NIL; and expected life – 4 years.

2.
On October 21, 2010, the Company issued 1,100,000 common stock purchase options to a director of the Company valued at $237,710.  The common stock purchase options, which vested immediately, were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate – 1.54%; expected volatility – 172%; dividend yield – NIL; and expected life – 4 years.

3.	On December 17, 2010, the Company issued 200,000 shares of common stock valued at $90,000 pursuant to a contract with a party to provide advisory services in China.
4.
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

5.
During the year ended June 30, 2011, the Company issued 4,549,500 shares of common stock for consideration of $886,500.  The shares were issued pursuant to the exercise of several common share purchase warrants.

6.
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

7.
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

8.
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

9.	On December 16, 2011, the Company issued 7,500,000 shares of common stock at $0.18 per share valued at $1,350,000 as consideration for the Joint Venture Agreement with Malagasy Minerals Ltd.
10.	On March 4, 2012, the Company issued 460,000 shares of common stock for consideration of $69,000. The shares were issued pursuant to the exercise of common stock purchase options.
11.
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

12.
On March 25, 2012, the Company closed a private placement with DRA Minerals Inc, a process development and mine engineering company, raising $635,000 by issuing 2,540,000 shares of common stock at $0.25 per share.

13.	On April 9, 2012, the Company issued 50,000 shares of common stock for consideration of $15,000. The shares were issued pursuant to the exercise of common stock purchase options.
14.
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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein.  Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-K/A for the years ended June 30, 2012 and June 30, 2011, as well as the “Business” and “Risk Factors” sections within this Annual Report on Form 10-K/A.  The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-K/A, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

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

Estimated Exploration Budget
From the date of this report, our plan is to incur approximately $3,000,000 - $5,000,000 on exploration up to our Company’s fiscal year end of June 30, 2013 on our Madagascar properties. The following is a summary of the amounts budgeted to be incurred:

Building of a pilot plant	$2,000,000
Bankable Feasibility Study (“BFS”) and Metallurgy Testing	$1,000,000
Infill drilling if required for the BFS.	$2,000,000
Total	$5,000,000

The source of funds required to complete the amounts noted above will come from private placements in the capital markets.

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

•
For the six month period ended December 31, 2012, we raised net proceeds of $1,809,549 through the issuance of 5,807,142 common shares and 2,903,571 common share purchase warrants and $105,000, by issuing 700,000 common shares, through the exercise of common stock purchase options.

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
•
During November 2012, the Company closed a brokered and non-brokered private placement raising a total of $2,032,500.  The Company issued 5,807,142 common stock at $0.35 per share and 2,903,571 common share purchase warrants at an exercise of $0.50 and an expiry date 24 months from the date of issue.  In addition, the Company paid a fee of $119,010 and issued 340,.028 compensation warrants.  Each compensation warrant entitles the holder to purchase one common share at $0.35 and one half of one common share purchase warrant at an exercise price of $0.50.

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

When it has been determined that a mineral property can be economically developed as a result of establishing reserves, the costs then incurred to develop such property will be capitalized.  Such costs will be amortized using the units of production method over the estimated life of the reserve. If properties are abandoned or the carrying value is determined to be in excess of possible future recoverable amounts the Company will write off the appropriate amount

Financial Instruments
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

ITEM 8.  FINANCIAL STATEMENTS
The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included, as part of this Form 10-K/A immediately following the signature page.

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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

Management’s report on internal control over financial reporting
Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment.  Based on this evaluation, we have concluded that, as of June 30, 2012, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as described below.

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

This annual report does not include an attestation report of our independent registered public accounting firm over management’s assessment regarding internal control over financial controls.

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

ITEM 9B.  OTHER INFORMATION
On September 19, 2012, Craig Scherba was appointed as the Company’s President and Chief Operating Officer.  In addition, on September 19, 2012, Richard E. Schler resigned as the Company’s Chief Financial Officer (remaining as Executive Vice-President and a member of the Board of Directors) and Peter D. Liabotis was appointed as the Company’s Chief Financial Officer.  The Company does not have an employment agreement or consulting agreement with Mr. Scherba, Mr. Schler or Mr. Liabotis.  All three individuals receive approximately CAD$12,000 per month, although the compensation varies from month to month depending on various factors.   Biographical information for Mr. Scherba, Mr. Schler and Mr. Liabotis are listed within Part III of this Form 10-K/A.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
The following table sets forth the name, age, and position of each executive officer and director the Company as at February 28, 2013.

Name	Age	Position
J.A. Kirk McKinnon	70	Chief Executive Officer, Chairman and Director
Craig Scherba	40	President, Chief Operating Officer and Director
Richard E. Schler	59	Executive Vice-President and Director
John Sanderson	77	Vice Chairman and Director
Peter D. Liabotis	43	Chief Financial Officer
V. Peter Harder	60	Director
Quentin Yarie	47	Director
Johann de Bruin	42	Director
Albert A. Thiess, Jr.	66	Director

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

J.A. Kirk McKinnon (Brampton, Canada):  Mr. McKinnon has served as the Company’s Chairman and Chief Executive Officer since October 1, 2009 and a director since April 2006. Mr. McKinnon also served as the Company’s President and Chief Executive Officer from April 2006 to September 30, 2009. He brings over 25 years of senior management experience to the Company.  Mr. McKinnon is currently President and CEO of MacDonald Mines Exploration Ltd., Red Pine Exploration Inc. and Honey Badger Exploration Inc., all of which are resource exploration companies trading on the TSX - Venture Exchange headquartered in Toronto, Canada. Previously, Mr. McKinnon held senior management positions with several high profile Canadian corporations, including Nestle Canada. Mr. McKinnon is well versed in business management and he has been very successful in raising funds in the capital markets.

Craig Scherba, P.Geol. (Oakville, Canada):  Mr. Scherba was appointed as our President and Chief Operating Officer during September 2012 and a director during January 2010.  Mr. Scherba served as Vice President, Exploration of the Company from January 2010 to September 2012.  Mr. Scherba also servers as Vice President, Exploration of MacDonald Mines Exploration Ltd., Red Pine Exploration Inc. and Honey Badger Exploration Inc., all of which are resource exploration companies trading on the TSX - Venture Exchange headquartered in Toronto, Canada.  In addition, Mr. Scherba was professional geologist with Taiga Consultants Ltd. (“Taiga”), a mining exploration consulting company from March 2003 to December 2009.  He was a managing partner of Taiga between January 2006 and December 2009.  Mr. Scherba has been a professional geologist (P. Geol.) since 2000, and his expertise includes supervising large Canadian and international exploration.  Mr. Scherba was an integral member of the exploration team that developed Nevsun Resources’ high grade gold, copper and zinc Bisha project in Eritrea. While at Taiga, Mr. Scherba served as the Company's Country and Exploration Manager in Madagascar during its initial exploration stage.

Richard E. Schler, MBA (Toronto, Canada):  Mr. Schler has served as our Company’s Executive Vice President since September 2012 and as a director since April 2006.  Mr. Schler was Vice President, Chief Operating Officer and Chief Financial Officer from August 2011 to September, 2012 and the Chief Financial Officer from April 2006 to September 2009. He is also currently serving as Chief Operating Officer and Chief Financial Officer of MacDonald Mines Exploration Ltd., Red Pine Exploration Inc. and Honey Badger Exploration Inc., all of which are resource exploration companies trading on the TSX - Venture Exchange headquartered in Toronto, Canada. Before joining these companies, Mr. Schler held various senior management positions with noted corporations. He has over 25 years of experience in the manufacturing sector. Mr. Schler is experienced in financial management and business operations and has been successful in raising funds in the capital markets.

John Sanderson Q.C. (Vancouver, Canada):  Mr. Sanderson has been Vice Chairman of the Board of the Company since October 1, 2009 and a director of our Company since January 2009. Mr. Sanderson was Chairman of the Board of the Company from January 2009 to September 2009. Mr. Sanderson is a mediator, arbitrator, consultant and lawyer called to the bar in the Canadian Provinces of Ontario and British Columbia. Mr. Sanderson’s qualifications to serve as a director include his many years of legal and mediation experience in various industries.  He has acted as mediator, facilitator and arbitrator in British Columbia, Alberta, Ontario and the Northwest Territories, in numerous commercial transactions, including insurance claims, corporate contractual disputes, construction matters and disputes, environmental disputes, inter-governmental disputes, employment matters, and in relation to aboriginal claims.  He is a member of mediation and arbitration panels with the British Columbia Arbitration and Mediation Institute, the British Columbia International Commercial Arbitration Centre & Mediate BC.

Peter D. Liabotis, C.A. (Oakville, Canada):  Mr. Liabotis was appointed as our Senior Vice President and Chief Financial Officer (“SVP &CFO”) on September 19, 2012.  From October 2009 through September 18, 2012, Mr. Liabotis served as our company’s Vice President – Finance. Mr. Liabotis also currently serves as the SVP & CFO of Red Pine Exploration Inc. and the Vice President - Finance of MacDonald Mines Exploration Ltd., and Honey Badger Exploration Inc., all of which are resource exploration companies trading on the TSX - Venture Exchange.  From August 2008 to September 2009 Mr. Liabotis worked for EFG Wealth Management (Canada), Ltd assisting with accounting matters and Canadian mutual fund launches.  From July 1998 through July 2008, Mr. Liabotis was the SVP & CFO of Olympia Capital (Bermuda) Ltd, a Bermuda corporation.  Prior to July 1998, Mr. Liabotis worked for two years at PriceWaterhouseCoopers in Bermuda and two years with KPMG in Canada  Mr. Liabotis is a member of the Board of Directors of Honey Badger Exploration, Inc. Mr. Liabotis is a Chartered Accountant  (through the Institute of Chartered Accountants of Ontario), received his Bachelor of Commerce, Honours from the University of Windsor and received his Bachelor of Arts from the Western University (in Ontario, Canada).

V. Peter Harder, LL.D, M.A., B.A. (Hons) (Manotick, Canada):  Mr. Harder has served as a director of the Company since July 2, 2009. He is a Senior Policy Advisor to Fraser Milner Casgrain, LLP (“FMC”), a Canadian national law firm.  Prior to joining FMC, Mr. Harder was a long-serving Deputy Minister in the Government of Canada. First appointed a Deputy Minister in 1991, he served as the most senior public servant in a number of federal departments including Treasury Board, Solicitor General, Citizenship and Immigration, Industry and Foreign Affairs and International Trade. At Foreign Affairs, Mr. Harder assumed the responsibilities of the Personal Representative of the Prime Minister to three G8 Summits (Sea Island, Gleneagles and St. Petersburg).  Mr. Harder is also a director of Power Financial Corporation (TSX: PWF), IGM Financial Corporation (TSX: IGM), Telesat Canada, Northland Power Inc. (TSX: NPI), Timberwest Forest Company and Magna International Inc. (TSX: MG, NYSE: MGA).  In 2008, Mr. Harder was elected the President of the Canada China Business Council (CCBC).

Quentin Yarie, P.Geol. (Toronto, Canada):  Mr. Yarie has served as a director of our Company since 2008. Mr. Yarie is an experienced geophysicist and a successful entrepreneur with over 20 years experience in mining and environmental/engineering.  Mr. Yarie has project management and business development experience as he has held positions of increasing responsibility with a number of Canadian-based geophysical service providers. Since January 2010, Mr. Yarie has been Senior Vice President Exploration for MacDonald Mines Exploration Ltd, Red Pine Exploration Inc. and Honey Badger Exploration Inc all listed on the TSX-Venture Exchange headquartered in Toronto, Canada.  From October 2007 to December 2009, Mr. Yarie was a business development officer with Geotech Ltd, a geo-physical airborne survey company. From September 2004 to October 2007, Mr. Yarie was a senior representative of sales and business development for Aeroquest Limited. From 1992-2001, he was a partner of a specialized environmental and engineering consulting group where he managed a number of large projects including the ESA of the Sydney Tar Ponds, the closure of the Canadian Forces Bases in Germany and the Maritime and Northeast Pipeline project.

Johann de Bruin, Pr. Eng (Pretoria, South Africa):  Mr. de Bruin, Pr. Eng, was appointed a Director during February 2012.  Mr. de Bruin is a Director of DRA with a 15-year track record of bringing numerous greenfield mining projects throughout Africa to feasibility.  He currently leads the initiative of business development in Africa for DRA and has acted as the primary liaison between DRA and the Company over the past four years.  Mr. de Bruin brings considerable insight and skill into evolving the infrastructure components associated with new projects in developing countries.

Albert A. Thiess, Jr. (Bluffton, United States of America):  Mr. Thiess was appointed a Director during May 2012.  Mr. Thiess brings over 35 years of accounting, finance and management experience to the Company.  Mr. Thiess served as an audit partner in Coopers & Lybrand, LLP and with PricewaterhouseCoopers LLP following the merger of those firms in 1998.  He served clients in the automotive, banking, retail and manufacturing industries, as well as serving as the Managing Partner of the Detroit, Michigan and Los Angeles, California offices.  He also was elected to the Governing Council of Coopers & Lybrand.  Following the merger with PricewaterhouseCoopers, Mr. Thiess managed various global functions for the newly merged firm.

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

ITEM 11.  EXECUTIVE COMPENSATION
Summary Compensation
The table below sets forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our principal executive officer and four other most highly compensated executive officers who received compensation over $100,000 for the fiscal year ended June 30, 2012 (collectively, the “Named Executive Officers”):

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) NOTE 6	Option Awards ($)	Non Equity Inventive Plan Compens-aton ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compens-ation ($) NOTE 1	Total ($) NOTE 1
J.A. Kirk McKinnon, CEO and Director	2012	248,207 (5)	0	0	0	0	0	739,062 (1)	987,269 (1)
	2011	261,810 (4)	0	0	0	0	0	0	261,810
	2010	134,178 (3)	0	80,750 (2)	0	0	0	512,469 (1)	727,397 (1)

Richard E. Schler, Executive Vice-President, Past CFO and Director	2012	201,407 (5)	0	0	0	0	0	557,033 (1)	758,440 (1)
	2011	189,490 (4)	0	0	0	0	0	0	189,490
	2010	129,953 (3)	0	76,500 (2)	0	0	0	488,218 (1)	694,671 (1)

Craig Scherba President, COO and Director	2012	105,214 (5)	0	0	0	0	0	260,035 (1)	365,249 (1)
	2011	71,048 (4)	0	0	0	0	0	0	71,048
	2010	0	0	0	0	0	0	83,325 (1)	83,325 (1)

Brent Nykoliation, Senior Vice President	2012	162,085 (5)	0	0	0	0	0	275,345 (1)	437,430 (1)
	2011	99,488 (4)	0	0	0	0	0	0	99,488
	2010	42,231 (3)	0	34,000 (2)	0	0	0	138,715 (1)	214,946 (1)

Peter D. Liabotis, Chief Financial Officer	2012	168,764 (5)	0	0	0	0	0	247,975 (1)	416,739 (1)
	2011	67,309 (4)	0	0	0	0	0	0	67,309
	2010	0	0	0	0	0	0	83,325 (1)	83,325 (1)

(1)
The values in the “All Other Compensation” above do not represent a cash payment of any kind. Rather these values represent the calculated Black-Scholes theoretical value of granted options.  It is important to note that these granted options may or may not ever be exercised.  Whether granted options are exercised or not will be based primarily, but not singularly, on the Company’s future stock price and whether the granted options become “in-the-money”. If these granted options are unexercised and expire, the cash value or benefit to the above noted individuals is $nil.

(2)	Shares valued at $0.17 per share based on quoted market price issued to these individuals and/or to companies controlled by them.
(3)	Consulting fees paid and accrued for the fiscal year ended June 30, 2010.
(4)	Consulting fees paid and accrued for the fiscal year ended June 30, 2011.
(5)	Salary and/or consulting fees paid and accrued for the fiscal year ended June 30, 2012.
(6)
 The amounts listed in the “Stock Awards” column of the “Summary Compensation” table have been calculated based upon the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 and there are no awards subject to performance conditions.

Employment Agreements
The Company does not have an employment agreement or consulting agreement with Messrs. McKinnon, Schler, Scherba, Liabotis or Nykoliation.  Each receives consulting fees and/or monthly salaries.  Mr. McKinnon receives approximately CAD$15,000 per month.  Messrs. Scherba, Schler, Liabotis and Nykoliation receive approximately CAD$12,000 per month, although the compensation varies from month to month depending on various factors.

Outstanding Stock Options and Stock Appreciation Rights Grants
Outstanding stock options granted to Named Executive Officers (“NEO’s”) and Directors as at June 30, 2012 are as follows:

	Option Awards
Name	No. of Securities Underlying Unexercised Options Exercisable (#)	No. of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
J.A. Kirk McKinnon, NEO	975,000 225,000 1,150,000 675,000 575,000 650,000 1,420,000	0	0	0.15 0.352 0.395 0.30 0.20 0.21 0.28	July 11, 2012 Sept 2, 2013 May 11, 2016 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017
Richard E. Schler, NEO	875,000 200,000 1,100,000 600,000 225,000 200,000 1,340,000	0	0	0.15 0.352 0.395 0.30 0.20 0.21 0.28	July 11, 2012 Sept 2, 2013 May 11, 2016 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017
Craig Scherba, NEO	250,000 350,000 200,000 200,000 400,000	0	0	0.395 0.30 0.20 0.21 0.28	May 11, 2016 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017
Brent Nykoliation, NEO	75,000 400,000 450,000 200,000 200,000 350,000	0	0	0.352 0.395 0.30 0.20 0.21 0.28	Sept 2, 2013 May 11, 2016 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017
Peter D. Liabotis, NEO	250,000 350,000 200,000 200,000 350,000	0	0	0.395 0.30 0.20 0.21 0.28	May 11, 2016 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017

The Company has no stock appreciation rights.

Outstanding Stock Awards at Year End
The outstanding equity awards as at June 30, 2012 are as follows:

	Stock awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)

J.A. Kirk McKinnon, NEO	0	0	0	0
Richard E. Schler, NEO	0	0	0	0
Craig Scherba, NEO	0	0	0	0
Brent Nykoliation, NEO	0	0	0	0
Peter D. Liabotis, NEO	0	0	0	0

Options Exercises and Stocks Vested
Options exercised and stocks vested as at June 30, 2012 are as follows:

Name	Option awards		Stock awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Investing ($)
J.A. Kirk McKinnon, NEO	0	0	0	0
Richard E. Schler, NEO	0	0	0	0
Craig Scherba, NEO	0	0	0	0
Brent Nykoliation, NEO	0	0	0	0
Peter D. Liabotis, NEO	0	0	0	0

Grants of Plan-Based  Awards
Grants of plan-based awards are as follows:

		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock	All other option awards: Number of securities underlying	Exercise or base price of	Grant date fair value of stock
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or units (#)	options (#)	option awards ($/Sh)	and option awards
J.A. Kirk McKinnon, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Richard E. Schler, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Craig Scherba, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Brent Nykoliation, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Peter D. Liabotis, NEO	n/a	0	0	0	0	0	0	0	0	0	0

Reference – Grant Date - n/a = not applicable.

Non Qualified Deferred Compensation
As at June 30, 2012, the Company had no formalized deferred compensation plan.

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
J.A. Kirk McKinnon, NEO	0	0	0	0	0
Richard E. Schler, NEO	0	0	0	0	0
Craig Scherba, NEO	0	0	0	0	0
Brent Nykoliation, NEO	0	0	0	0	0
Peter D. Liabotis, NEO	0	0	0	0	0

Golden Parachute Compensation
As at June 30, 2012, the Company had no arrangements in place relating to the termination of employees.

Name	Cash ($)	Equity ($)	Pension/NQDC ($)	Perquisites/benefits ($)	Tax reimbursement ($)	Other ($)	Total ($)
J.A. Kirk McKinnon, NEO	0	0	0	0	0	0	0
Richard E. Schler, NEO	0	0	0	0	0	0	0
Craig Scherba, NEO	0	0	0	0	0	0	0
Brent Nykoliation, NEO	0	0	0	0	0	0	0
Peter D. Liabotis, NEO	0	0	0	0	0	0	0

Long-Term Incentive Plan Awards Table
There are no Long-Term Incentive Plans in place at this time.

Aggregated Option Exercises and Fiscal Year-End Option Values
On March 9, 2006, the Company filed a Form S-8 registration statement in connection with its newly adopted Stock Option Plan (the “Plan”) allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares. On December 18, 2006, February 16, 2007, July 11, 2007, September 29, 2009, May 3, 2011, March 1, 2012 and February 27, 2013  the Plan was amended to increase the stock option pool by a total of 30,500,000 additional common shares.  The following table summarizes the continuity of the Company’s stock options:

	Number of Shares	Weighted average exercise price ($)
Outstanding, June 30, 2010	13,620,000	0.30
Granted	1,100,000	0.25
Cancelled	(590,000)	0.57
Outstanding June 30, 2011	14,130,000	0.29
Granted	15,845,000	0.27
Exercised	(510,000)	0.15
Expired	(2,475,000)	0.15
Cancelled	(3,300,000)	0.31
Outstanding, June 30, 2012	23,690,000	0.29

Additional information regarding options outstanding as at June 30, 2012 is as follows:

	Outstanding			Exercisable
Exercise price	Number of shares	Weighted average remaining life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.15	2,395,000	0.03	$0.15	2,395,000	$0.15
$0.35	750,000	1.18	$0.35	750,000	$0.35
$0.40	5,350,000	1.86	$0.40	5,350,000	$0.40
$0.30	4,525,000	4.01	$0.30	4,525,000	$0.30
$0.20	1,850,000	4.32	$0.20	1,850,000	$0.20
$0.21	2,365,000	4.42	$0.21	2,365,000	$0.21
$0.28	6,275,000	4.69	$0.28	6,275,000	$0.28
$0.23	180,000	4.90	$0.23	180,000	$0.23
Total/Average	23,690,000	3.31	$0.29	23,690,000	$0.29

The following are changes in the number of stock options outstanding subsequent to the Company’s June 30, 2012 year end, and as of the date of this Proxy Statement:
•	During early July, 2012, 700,000 stock options which were due to expire on July 11, 2012 were exercised. The remaining 1,695,000 stock options expired.
•	On July 13, 2012, 1,695,000 stock options were issued at an exercise price of US$0.29 for a term of four years.

As a result of these transactions, 22,990,000 stock options were outstanding as of the date of this Proxy Statement.

Compensation of Directors
Directors who provide services to the Company in other capacities has been previously reported under “Summary Compensation”.  The following table summarizes compensation paid to or earned by our directors who are not Named Executive Officers for their service as directors of our company during the fiscal year ended June 30, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Comp-ensation ($)	Total (1) ($)
John Sanderson, Director	0	0	74,898 (1)	0	0	0	74,898 (1)
Quentin Yarie, Director	0	0	187,535 (1)	0	0	0	187,535 (1)
V. Peter Harder, Director	0	0	101,485 (1)	0	0	0	101,485 (1)
Johann de Bruin, Director	0	0	48,240 (1)	0	0	0	48,240 (1)
Albert A. Thiess, Jr, Director	0	0	35,982 (1)	0	0	0	35,982 (1)

(1)
The values in the “Option Awards” and included within the “Total” columns above do not represent a cash payment of any kind. Rather these values represent the calculated Black-Scholes theoretical value of granted options.  It is important to note that these granted options may or may not ever be exercised.  Whether granted options are exercised or not will be based primarily, but not singularly, on the Company’s future stock price and whether the granted options become “in-the-money”. If these granted options are unexercised and expire, the cash value or benefit to the above noted individuals is $nil.

Pension Benefits
As of June 30, 2012, the Company had no pension or retirement plans.

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
J.A. Kirk McKinnon, NEO	not applicable	0	0	0
Richard E. Schler, NEO	not applicable	0	0	0
Craig Scherba, NEO	not applicable	0	0	0
Brent Nykoliation, NEO	not applicable	0	0	0
Peter D. Liabotis, NEO	not applicable	0	0	0

Equity Compensation Plan Information
The following table sets forth information as of June 30, 2012 for all compensation plans not previously directly approved by the Company's security holders but issued pursuant to the shareholder approved Amended and Restated Stock Option Plan. Options reported below were issued under the Company's Plan.

Option Awards as of June 30, 2012
Name	No. of Shares of Common Stock Underlying Unexercised Common Stock Purchase Options Exercisable (#)	Date of Grant	Additional Consideration to be Received Upon Exercise or Material Conditions required to Exercise	Option Exercise Price ($)	Value Realized if Exercised ($) *	Option Expiration Date
J.A. Kirk McKinnon, NEO	975,000 225,000 1,150,000 675,000 575,000 650,000 1,420,000	July 11, 2007 September 2, 2009 May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012	None. None. None. None. None. None. None.	0.15 0.352 0.395 0.30 0.20 0.21 0.28	Expired 0 0 20,250 74,750 78,000 71,000	July 11, 2012 Sept 2, 2013 May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017
Richard E. Schler, NEO	875,000 200,000 1,100,000 600,000 225,000 200,000 1,340,000	July 11, 2007 September 2, 2009 May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012	None. None. None. None. None. None. None.	0.15 0.352 0.395 0.30 0.20 0.21 0.28	Expired 0 0 18,000 29,250 24,000 67,000	July 11, 2012 Sept 2, 2013 May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017
Craig Scherba, NEO	250,000 350,000 200,000 200,000 400,000	May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012	None. None. None. None. None.	0.395 0.30 0.20 0.21 0.28	0 10,500 26,000 24,000 20,000	May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017
Brent Nykoliation, NEO	75,000 400,000 450,000 200,000 200,000 350,000	September 2, 2009 May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012	None. None. None. None. None. None.	0.352 0.395 0.30 0.20 0.21 0.28	0 0 13,500 26,000 24,000 17,500	Sept 2, 2013 May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017
Peter D. Liabotis, NEO	250,000 350,000 200,000 200,000 350,000	May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012	None. None. None. None. None.	0.395 0.30 0.20 0.21 0.28	0 10,500 26,000 24,000 17,500	May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017
Quentin Yarie, Director	50,000 250,000 300,000 50,000 150,000 300,000	September 2, 2009 May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012	None. None. None. None. None. None.	0.352 0.395 0.30 0.20 0.21 0.28	0 0 9,000 6,500 18,000 15,000	Sept 2, 2013 May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017
V. Peter Harder, Director	250,000 225,000 25,000 75,000 100,000	May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012	None. None. None. None. None.	0.395 0.30 0.20 0.21 0.28	0 6,750 3,250 9,000 5,000	May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017
John Sanderson, Director	50,000 200,000 125,000 50,000 50,000 100,000	September 2, 2009 May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012	None. None. None. None. None. None.	0.352 0.395 0.30 0.20 0.21 0.28	0 0 3,750 6,500 6,000 5,000	Sept 2, 2013 May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017
Johann de Bruin, Director	200,000	March 7, 2012	None.	0.28	10,000	March 7, 2017
Albert A. Thiess, Jr., Director	180,000	May 23, 2012	None.	0.23	18,000	May 23, 2017

*Based on a closing price of US$0.33 on December 31, 2012 and presuming all options are exercised.

Option Awards as of June 30, 2012
Name	No. of Shares of Common stock Underlying Unexercised Common Stock Purchase Options Exercisable (#)	Date of Grant	Additional Consideration to be Received Upon Exercise or Material Conditions required to Exercise	Option Exercise Price ($)	Option Expiration Date
Named Executive Officers which includes all current executive officers, as a group on June 30, 2012 (5 persons) - J.A. Kirk McKinnon; Richard E. Schler; Craig Scherba; Brent Nykoliation; Peter D. Liabotis
	1,850,000 500,000 3,150,000 2,425,000 1,400,000 1,450,000 3,860,000	July 11, 2007 September 2, 2009 May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012	None. None. None. None. None. None. None.	0.15 0.352 0.395 0.30 0.20 0.21 0.28	July 11, 2012 Sept 2, 2013 May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017
Total NEO’s on June 30, 2012, as a group (5 persons)		14,635,000 (less 1,850,000 options that expired unexercised on July 11, 2012)
All current Directors who are not NEO’s or executive officers as a group on June 30, 2012 (5 persons) - Quentin Yarie; V. Peter Harder; John Sanderson; Johann de Bruin; Albert A. Thiess, Jr.	100,000 700,000 650,000 125,000 275,000 700,000 180,000	September 2, 2009 May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012 May 23, 2012	None. None. None. None. None. None. None.	0.352 0.395 0.30 0.20 0.21 0.28 0.23	Sept 2, 2013 May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 May 23, 2017
Total all current Directors who are not NEO’s or executive officers as a group on June 30, 2012 (5 persons)		2,730,000
All nominees for Directors (8 persons)	1,850,000 525,000 3,200,000 2,275,000 1,125,000 1,325,000 3,860,000 180,000	July 11, 2007 September 2, 2009 May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012 May 23, 2012	None. None. None. None. None. None. None. None.	0.15 0.352 0.395 0.30 0.20 0.21 0.28 0,23	July 11, 2012 Sept 2, 2013 May 11, 2014 July 1, 2016 Oct 24, 2016 December 1, 2016 March 7, 2017 May 23, 2017
Total All nominees for Directors (8 persons)		14,340,000 (less 1,850,000 that expired unexercised on July 11, 2012)
All employees (excluding all Named Executive Officers as they also serve as executive officers and Directors) as a group on June 30, 2012	545,000 150,000 1,500,000 1,450,000 325,000 640,000 1,715,000	July 11, 2007 September 2, 2009 May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012	None. None. None. None. None. None. None.	0.15 0.352 0.395 0.30 0.20 0.21 0.28	July 11, 2012 Sept 2, 2013 May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017
Total employees (excluding all NEO’s as they serve as executive officers) as a group on June 30, 2012		6,325,000 (less 545,000 that expired unexercised on July 11, 2012)
Outstanding Options as of June 30, 2012 (all parties)	2,395,000 750,000 5,350,000 4,525,000 1,850,000 2,365,000 6,275,000 180,000	July 11, 2007 September 2, 2009 May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012 May 23, 2012	None. None. None. None. None. None. None. None.	0.15 0.352 0.395 0.30 0.20 0.21 0.28 0,23	July 11, 2012 Sept 2, 2013 May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 May 23, 2017
Total Options as of June 30, 2012 (all parties)		23,690,000 (less 2,395,000 that expired unexercised on July 11, 2012)

In addition, please note the following:
•
On April 21, 2009, the Company re-priced the 7,630,000 then outstanding stock options by amending the exercise price ranging between $0.55 to $0.85 per share to $0.15 per share. These stock options were re-priced during the economic downturn in 2008/2009 in order to incentivize the holders of these stock options to continue to drive the Company towards its goals and objectives. No additional consideration was received by the Company.  The options subsequently expired.  Apart from the April 21, 2009 re-pricing to incentivize management, no consideration has been or will be received by the Company for the granting or extension, if any, of the options, warrants or rights.

•
There are no associates of any such directors, executive officers, or nominees to that have or are to receive options or any other person who received or is to receive 5 percent of such options, warrants or rights

•	All of the stock options in the above noted table are convertible into common stock.
•
The exercise price of all of the stock options noted above was based on the closing price the date before the granting of the stock option.  There are no cashless or and other provisions aside from the right for the holder of the stock option to exercise.

•	Messrs McKinnon, Schler, Scherba, Nykoliation and Liabotis provide services to the Company on an ongoing basis.

Messrs Yarie, Harder, Sanderson, de Bruin and Thiess provide director servicers to the Company on an ongoing basis.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFITICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding beneficial ownership of our common shares as of January 1, 2013, by: (i) each person who is known by the Company to own beneficially more than 5% of our common shares; (ii) each director of the Company; (iii) each of the Named Executive Officers; and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose.  The Company believes that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.  The “Number of Common Shares Beneficially Owned” in calculated based on total shares held plus warrants held (plus stock options entitled to exercise).  The aggregate of these items, which totals 233,107,613, will be used as the denominator for the percentage calculation below.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares Beneficially Owned(1)
Consolidated Thompson Iron Mines Limited 1155 University Street, Suite 508 Montréal, Québec, Canada	13,333,334	5.72%
Dundee Corporation 1 Adelaide Street East, Suite 2800 Toronto, Ontario, Canada	11,896,450	5.10%
J.A. Kirk McKinnon, Chairman, CEO & Director 46 Ferndale Crescent Brampton, Ontario, Canada (2) (13)	10,457,000	4.49%
Richard E. Schler, Executive Vice President & Director 80 Greybeaver Trail Toronto, Ontario, Canada (3) (13)	9,100,000	3.90%
John Sanderson, Director 1721 – 27th Street West Vancouver, BC, Canada (4) (10) (13)	825,000	0.35%
Quentin Yarie, Director 196 McAllister Road North York, Ontario (5) (10) (13)	1,425,000	0.61%
V. Peter Harder, Director 5538 Pattapiece Crescent Manotick, Ontario, Canada (6) (10) (13)	1,000,000	0.44%
Craig Scherba, President & Director 1480 Willowdown Road, Oakville, Ontario, Canada (7) (13)	1,400,000	0.43%
Johann de Bruin, Director 1283 Dunwoodie Ave Pretoria, South Africa (8) (13)	200,000	0.09%
Albert A. Thiess, Jr., Director 8 Lawson’s Pond Court Bluffton, SC, USA (9) (13)	280,000	0.12%
Peter D. Liabotis, SVP and CFO 2261 Rockingham Drive, Oakville, Ontario, Canada (11) (13)	1,481,000	0.64%
Brent Nykoliation, SVP 161 Fallingbrook Road Toronto, Ontario, Canada (12) (13)	2,350,000	1.01%
All directors and executive officers as a group (10 persons) (12)	28,518,000	12.08%

Sources – www.sedi.ca, U.S. regulatory filings and the Company’s registered shareholder list.

(1)     Denominator used for calculation is 233,107,613.  Based on total issued and outstanding common shares of 163,254,320 plus warrants outstanding of 46,863,293 plus common stock purchase common stock purchase options outstanding of 22,990,000 as of January 1, 2013.
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
(8)     Includes 200,000 common stock purchase common stock purchase options exercisable at $0.28 per share with an expiry date of March 7, 2017.
 (9)    Includes 100,000 common shares and 180,000 common stock purchase common stock purchase options exercisable at $0.23 per share with an expiry date of May 23, 2017.
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Except as noted under the section entitled “Executive Compensation” and below, none of the following parties, since July 1, 2010, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction with us that has or will materially affect us:  (1) any of our directors or officers;   (2) any person proposed as a nominee for election as a director;  (3) any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;  (4) any of our promoters;  and (5) any relative or spouse of any of the foregoing persons who has the same house as such person.

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

The following are the related party transactions of our Company for the year ended June 30, 2012:
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

b)
The Company has recorded a short term loan to a related party company, Red Pine Exploration Inc, listed on the TSX-V who has common directors totaling $258,416 (June 30, 2011: $Nil).  This loan is interest bearing at a rate of 3% and is expected to be paid back in full within the next 12 months. $300,000 was originally loaned during January 2012 and represents the highest outstanding balance.  $45,000 has been paid back on the loan since inception up to June 30, 2012, all of it principal.  As of October 31, 2012 $220,716 remains outstanding on the balance.  $85,000 has been paid since the loan’s inception, all of it principal.  Accrued interest due totals $5,716 as at October 31, 2012.

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

We maintain a website at http://www.energizerresources.com, (which website is expressly not incorporated by reference into this filing).  Information contained on our website is not part of this report on Form 10-K/A.

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

4.8	Form of Warrant relating to private placement completed during November 2012.
4.9	Agency Agreement relating to private placement completed during November 2012.
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

10.5	Share Purchase Agreement between Madagascar Minerals and Resources sarl and THB Venture Limited (a subsidiary of Energizer Resources Inc.) dated July 9, 2009 (filed herein)
10.6	Joint Venture Agreement between Malagasy Minerals Limited and Energizer Resources Inc. dated December 14, 2011 (filed herein)
21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the registrant’s annual report on Form 10-K as filed on September 21, 2009)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herein)
31.2	Certification of Principal Financial & Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herein)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herein)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herein)
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

Dated: February 28, 2013

By:	/s/ Peter D. Liabotis
Name: Peter D. Liabotis, CA
Title: Chief Financial Officer (Principal Accounting Officer)

Dated: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ J A Kirk McKinnon	Chairman, Chief Executive Officer, Director	February 28, 2013
J A Kirk McKinnon

/S/ Richard E. Schler	Executive Vice-President, Director	February 28, 2013
Richard Schler

/S/ Craig Scherba	President, Director	February 28, 2013
Craig Scherba

/S/ John Sanderson	Vice-Chairman, Director	February 28, 2013
John Sanderson

/S/ Quentin Yarie	Director	February 28, 2013
Quentin Yarie

/S/ V. Peter Harder	Director	February 28, 2013
V. Peter Harder

/S/ Johann de Bruin	Director	February 28, 2013
Johann de Bruin

/S/ Albert A. Thiess, Jr.	Director	February 28, 2013
Albert A. Thiess, Jr.

/S/ Peter D. Liabotis	Chief Financial Officer (Principal Accounting Officer)	February 28, 2013
Peter D. Liabotis

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
1.
"Comprehensive Income (Topic-220): Presentation of Comprehensive Income": ("ASU 2011-05") was issued during June 2011. FASB issued guidance regarding the presentation of Comprehensive Income within financial statements.  The guidance was effective for interim and annual periods beginning after December 15, 2011.

2.
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

3.
"Intangibles - Goodwill and Other (Topic-350): Indefinite-Lived Intangible Assets for Impairment": ("ASU 2011-08") was issued during September 2011. FASB issued guidance on how to determine whether goodwill amounts on the balance sheet have been impaired.  The guidance is effective for annual periods beginning after September 15, 2012 and interim periods within those years.

4.
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

The following is a continuity schedule of the Company's stock options, all of which vest on the grant date:

	Number	Weighted‑Average
	of Options	Exercise Price ($)

Outstanding and exercisable, June 30, 2010	13,620,000	0.3
Granted	1,100,000	0.25
Cancelled	(590,000)	0.57

Outstanding and exercisable, June 30, 2011	14,130,000	0.29
Granted	15,845,000	0.27
Exercised	(510,000)	0.16
Expired	(2,475,000)	0.15
Cancelled	(3,300,000)	0.31

Outstanding and exercisable, June 30, 2012	23,690,000	0.29

The following is a summary stock options outstanding as of June 30, 2012:

Exercise	Number of	Expiry
Price ($)	Stock Options	Date

0.15	2,395,000	July 11, 2012
0.35	750,000	September 2, 2013
0.4	5,350,000	May 11, 2014
0.3	4,525,000	July 1, 2016
0.2	1,850,000	October 24, 2016
0.21	2,365,000	December 1, 2016
0.28	6,275,000	March 7, 2017
0.23	180,000	May 23, 2017
0.29	23,690,000

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

Consent of Independent Registered Public Accounting Firm

We hereby consent to the inclusion in Energizer Resources Inc.’s (the “Company”) Annual Report on Form 10-K/A of our audit report dated September 17, 2012, with respect to the consolidated financial statements of the Company for the year ended June 30, 2012.

Signed:  “MSCM LLP”

MSCM LLP

Toronto, Ontario

March 4, 2013

EXHIBIT 31.1

Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
________________________________

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

(c)  Evaluated the effectiveness of the Issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Issuer's internal control over financial reporting that occurred during the Registrant's fiscal quarter ending June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Issuer's internal control over financial reporting.

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

Dated: March 4, 2013	/s/ J A Kirk McKinnon
J A Kirk McKinnon, Chief Executive Officer

EXHIBIT 31.2

Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
________________________________________

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

(c)  Evaluated the effectiveness of the Issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Issuer's internal control over financial reporting that occurred during the Registrant's fiscal quarter ending June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Issuer's internal control over financial reporting.

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

Dated: March 4, 2013	/s/ Peter D. Liabotis
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

Dated: March 4, 2013	/s/ J A Kirk McKinnon
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

Dated: March 4, 2013	/s/ Peter D. Liabotis
Peter D. Liabotis, Chief Financial Officer (Principal Accounting Officer)