Form 10-K/A
period 2012-06-30
Energizer Resources, Inc.
filed 2013-03-22
CIK 1302084

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment Two

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51151

ENERGIZER RESOURCES INC.

(Name of small business issuer as specified in its charter)

Minnesota

(State or other jurisdiction of incorporation or organization)

20-0803515
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

Large accelerated filer o                                      Accelerated filer o
Non-accelerated filer o                                        Smaller reporting company x

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share (the "Common Stock"), as of March 15, 2013, was 163,254,320.

Documents Incorporated By Reference: None

Energizer Resources Inc.

PART I
ITEM 1	Description of Business	5
ITEM 1A.	Risk Factors	20
ITEM 1B	Unresolved Staff Comments	27
ITEM 2.	Description of Properties	27
ITEM 3.	Legal Proceedings	27
ITEM 4	Mine Safety Disclosures	27

PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	28
ITEM 6.	Selected Financial Data	30
ITEM 7.	Management’s Discussion and Analysis of Plan of Operations	30
ITEM 7.A	Quantitative and Qualitative Disclosures About Market Risk	35
ITEM 8	Financial Statements	35
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	35
ITEM 9A.	Controls and Procedures	35
ITEM 9B.	Other Information	36

PART III
ITEM 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance
	Compliance with Section 16(A) of the Exchange Act	37
ITEM 11.	Executive Compensation	40
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	47
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	49
ITEM 14.	Principal Accountant Fees and Services	51

PART IV
ITEM 15.	Exhibits, Financial Statement Schedules	52

	Signatures

CERTIFICATIONS
Exhibit 31 – Management certification	76-77

Exhibit 32 – Sarbanes-Oxley Act	78-79

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

  our ability to raise additional funding as required;
  the market price for graphite, vanadium, gold, uranium and for any other minerals which we may find;
  ongoing joint ventures;
  the results of our proposed exploration programs on our mineral properties;
  environmental regulations that may adversely impact cost and operations; and
  our ability to find joint venture partners, as needed, for the development of our property interests.

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
  Limited trenching over selected targets
  Construction of a cinder block base camp
  Construction of a one kilometre long surfaced airstrip
  Repair and surfacing of the access road from base camp to the airstrip
  Airborne geophysical surveying

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

Based on early indications for vanadium on the property, another exploration program was initiated on the Green Giant Property during the spring of 2009. The program (completed between April 2009 and July 2009) consisted of an extensive X-Ray Fluorescence analysis (XRF) soil sampling program coupled with mechanical trenching and scintillometer surveys over possible areas of vanadium enrichment and new areas, defined by the soil XRF survey.

We initiated a vanadium drill program during September 2009 to December 2009. This program consisted of the following:

  XRF soil sample analyses (8,490 samples) on lines 200 metres apart covering 18 kilometre strike length
  Scintillometer surveying (112 line kilometres) on lines 200 metres apart over an 18 kilometre strike length
  Trenching (140 trenches for 17,105 metres)
  Diamond drilling of 54 diamond drill holes over 8,931 metres

The exploration programs to date resulted in the delineation of two vanadium pentoxide (V2O5) deposits (named the Jaky and Manga), characterized by two separate categories: oxide and primary.

Based on the results of the September 2009 to December 2009 program, we conducted an additional exploration program on the property from April 2010 to July 2010. This program consisted of the following activities:

  Diamond drilling of 46 diamond drill holes over 8,952 metres
  Prospecting over selected target areas with the aid of a mobile XRF analyzer (20 grab samples)
  Geologic mapping over the Manga and Mainty deposits at 1:5000 scale
  ERT ground geophysical survey (5.64 km)
  MAG ground geophysical survey (169.53 km)
  Gradient Array EM ground geophysical survey (128.82 km)

In 2011, the identification of graphite in the Manga, Jaky and Mainty zones led our geologists to conduct a reconnaissance exploration program (Phase I program) on the properties in September, 2011. The goal of this exploration program was to delineate new graphitic trends, and compare them to those associated with vanadium mineralization. This program consisted of the following activities:

  Diamond drilling of 10 holes over 1,157.5 metres
  Trenching (16 trenches for 1,912 metres)
  Prospecting over selected target areas

An additional reconnaissance exploration program was conducted from November 2011 to December, 2011 (Phase II program). The purpose of this program was to ascertain the industrial mineral potential on the Joint Venture Property, in addition to further drill testing of graphitic trends on the Green Giant Property. This program consisted of the following activities:

  Diamond drilling of 20 holes over 2,842 metres
  Prospecting over selected target areas
  EM31 ground geophysical survey over selected target areas (160.5 km)

The discovery of graphite mineralization from the 2011 exploration programs resulted in the initiation of a resource delineation drill program from May 2012 through August 2012. This program consisted of the following:

  Trenching (18 trenches for 2,100 metres)
  Diamond drilling of 41 diamond drill holes over 8,459 metres

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

Map of Road Structure from Toliara to Fotadrevo

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

Salient Statistics—United States	2008	2009	2010	2011	2012	est
Production, mine, mill	520	230	1,060	590	270
Imports for consumption:
Ferrovanadium	2,800	353	1,340	2,220	3,400
Vanadium pentoxide, anhydride	3,700	1,120	4,000	2,810	1,570
Oxides and hydroxides, other	144	25	167	886	1,210
Aluminum-vanadium master alloys (gross weight) 618		282	951	278	180
Ash and residues	1,040	791	521	1,420	1,500
Sulfates	2	16	48	42	40
Vanadates	187	214	158	303	320
Vanadium metal, including waste and scrap	5	22	10	44	110
Exports:
Ferrovanadium	452	672	611	314	530
Vanadium pentoxide, anhydride	249	401	140	89	40
Oxides and hydroxides, other	1,040	506	1,100	254	190
Aluminum-vanadium master alloys (gross weight) 1,390		447	1,190	920	1,400
Vanadium metal, including waste and scrap	57	23	21	102	10
Consumption:
Apparent	5,820	1,040	5,190	6,963	6,400
Reported	5,170	4,690	5,030	5,120	5,200
Stocks, consumer, yearend	335	295	248	2185	2220
* Price, average, dollars per pound V2O5	$12.92	$5.43	$6.46	$6.76	$6.52
Imports + exports + adjustments for government
and industry stock changes as a percentage of
apparent consumption	91%	78%	81%	92%	96%

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

World Mine Production and Reserves

Production data for the United States were revised based on new company information.

	Mine production			Reserves (thousand
	2011	2012	est	metric tons)
China	23,000	23,000		5,100
South Africa	22,000	22,000		3,500
Russia	15,200	16,000		5,000
United States	1,590	1,270		45
Other countries	1,600	1,600		not applicable
World total (approximate)	63,390	63,870		14,000

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

.

In the event that a material weakness is identified, as it has been for this report, subject to expansion of the size of our Company and our finance department, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

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
Not applicable.

UNRESOLVED STAFF COMMENTS

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

Plan Category	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future under equity
	of outstanding options,	outstanding options	compensation plans (excluding
	and warrants	and warrants	securities reflected in column (a)
Equity compensation plans	-	-	-
approved by security holders
Equity compensation plans not	7,630,000	$0.15	5,080,000
approved by security holders

Recent Issuances of Unregistered Securities

From July 1, 2010 to June 30, 2012, the Company issued the following unregistered securities:

1.	On July 2, 2010, the Company issued 500,000 common share purchase warrants valued at $78,100 to a company who assisted us in listing on the TSX Venture Exchange. The share purchase warrants were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate – 1.54%; expected volatility – 172%; dividend yield – NIL; and expected life – 4 years.
2.	On October 21, 2010, the Company issued 1,100,000 common stock purchase options to a director of the Company valued at $237,710. The common stock purchase options, which vested immediately, were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate – 1.54%; expected volatility – 172%; dividend yield – NIL; and expected life – 4 years.
3.	On December 17, 2010, the Company issued 200,000 shares of common stock valued at $90,000 pursuant to a contract with a party to provide advisory services in China.
4.	During January and February 2011, the Company closed a private placement of 30,936,654 units for gross proceeds of $13,921,495. Each unit consisted of one common share and one half of one common share purchase warrant. Each of the 15,468,327 warrants issued can be used to purchase one common share at an exercise price of $0.75 for two years from the date of issue. In connection with the private placement, the Company paid $704,115, TSX-V fees of $38,411 and 1,564,700 compensation warrants. The compensation warrant entitles the holder to acquire one unit at $0.45 per unit and expires on February 25, 2013.
5.	During the year ended June 30, 2011, the Company issued 4,549,500 shares of common stock for consideration of $886,500. The shares were issued pursuant to the exercise of several common share purchase warrants.
6.	On July 1, 2011, the Company issued 5,175,000 common stock purchase options to directors, officers and consultants of the Company valued at $1,364,648. The common stock purchase options were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate – 1.95%; expected volatility – 137%; dividend yield – NIL; and expected life – 5 years. These common stock purchase options vested on the grant date.
7.	On October 24, 2011, the Company issued 1,850,000 common stock purchase options to directors, officers and consultants of the Company valued at $321,530. The common stock purchase options were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate – 1.60%; expected volatility – 133%; dividend yield – NIL; and expected life – 5 years. These common stock purchase options vested on the grant date.
8.	On December 16, 2011, the Company issued 2,365,000 common stock purchase options to directors, officers and consultants of the Company valued at $431,613. The common stock purchase options were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate – 1.60%; expected volatility – 133%; dividend yield – NIL; and expected life – 5 years. These common stock purchase options vested on the grant date.
9.	On December 16, 2011, the Company issued 7,500,000 shares of common stock at $0.18 per share valued at $1,350,000 as consideration for the Joint Venture Agreement with Malagasy Minerals Ltd.
10.	On March 4, 2012, the Company issued 460,000 shares of common stock for consideration of $69,000. The shares were issued pursuant to the exercise of common stock purchase options.
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

Issuer Repurchases of Equity Securities
None

ITEM 6. – SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item Refer to the financial statements included within this report.

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

Estimated Exploration Budget

From the date of this report, and subject to availability of capital, our plan is to incur approximately $3,000,000 -$5,000,000 on exploration, anticipated but not guaranteed to be commenced on or before our Company’s fiscal year end of June 30, 2013, on our Madagascar properties and projected to be completed, subject to the availability of capital and any other unforeseen delays, by the fourth quarter of 2013. The following is a summary of the amounts budgeted to be incurred (presuming all $5,000,000 is required):

Building of a pilot plant	$2,000,000
Bankable Feasibility Study (“BFS”) and Metallurgy Testing	$1,000,000
Infill drilling if required for the BFS.	$2,000,000
Total	$5,000,000

Such amounts may be reduced based on actual costs and the timing may be delayed based on several factors, including the availability of capital to fund the budget.

Although no assurances can be provided, the pilot plant is projected to be built commencing in June 2013. The BFS process is currently ongoing and will continue through the end of June 30, 2013. Infill drilling has been budgeted and will commence in June 2013, if it is a necessary part of the BFS.

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

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. - CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the deficiencies noted in our management’s report on internal controls and procedures over financial reporting, our principal executive officer and our principal financial officer concluded that, given the size of our Company and its finance department, that our disclosure controls and procedures were not effective as of June 30, 2012.

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

This annual report does not include an attestation report of our independent registered public accounting firm over management’s assessment regarding internal control over financial controls. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. However, as noted, when the size of our Company and its finance department is materially increased, the deficiencies can be addressed. Once increased, we intend to create a new finance and accounting position that will allow for proper segregation of duties consistent with control objectives, and will increase our personnel resources and technical accounting expertise within the accounting function; and we will prepare and implement appropriate written policies and checklists which set forth procedures for accounting and financial reporting with respect to the requirements and application of US generally accepted accounting principles and SEC disclosure requirements. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote or when the size of our Company and our finance department will materially increase to address these issues.

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

ITEM 11. - EXECUTIVE COMPENSATION Summary Compensation

The table below sets forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our principal executive officer and four other most highly compensated executive officers who received compensation over $100,000 for the fiscal year ended June 30, 2012 (collectively, the “Named Executive Officers”):

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Award ($) Note 6		Option Awards ($)	Non Equity Inventive Plan Compens- aton ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compens-ation ($) NOTE 1		Total ($) Note 1
J.A. Kirk McKinnon, CEO and Director	2012	248,207	(5)	0	0		0	0	0	739,062	(1)	987,269	(1)
	2011	261,810	(4)	0	0		0	0	0	0		261,810
	2010	134,178	(3)	0	80,750	(2)	0	0	0	512,469	(1)	727,397	(1)

Richard E. Schler, Executive Vice- President, Past CFO and Director	2012	201,407	(5)	0	0		0	0	0	557,033	(1)	758,440	(1)
	2011	189,490	(4)	0	0		0	0	0	0		189,490

	2010	129,953	(3)	0	76,500	(2)	0	0	0	488,218	(1)	694,671	(1)

Craig Scherba President, COO and Director	2012	105,214	(5)	0	0		0	0	0	260,035	(1)	365,249	(1)
	2011	71,048	(4)	0	0		0	0	0	0		71,048
	2010	0		0	0		0	0	0	83,325	(1)	83,325	(1)

Brent Nykoliation, Senior Vice President	2012	162,085	(5)	0	0		0	0	0	275,345	(1)	437,430	(1)
	2011	99,488	(4)	0	0		0	0	0	0		99,488
	2010	42,231	(3)	0	34,000	(2)	0	0	0	138,715	(1)	214,946	(1)

Peter D. Liabotis, Chief Financial Officer	2012	168,764	(5)	0	0		0	0	0	247,975	(1)	416,739	(1)
	2011	67,309	(4)	0	0		0	0	0	0		67,309
	2010	0		0	0		0	0	0	83,325	(1)	83,325	(1)

(1)	The values in the “All Other Compensation” above do not represent a cash payment of any kind. Rather these values represent the calculated Black-Scholes theoretical value of granted options. It is important to note that these granted options may or may not ever be exercised. Whether granted options are exercised or not will be based primarily, but not singularly, on the Company’s future stock price and whether the granted options become “in-the-money”. If these granted options are unexercised and expire, the cash value or benefit to the above noted individuals is $nil.
(2)	Shares valued at $0.17 per share based on quoted market price issued to these individuals and/or to companies controlled by them.
(3)	Consulting fees paid and accrued for the fiscal year ended June 30, 2010.
(4)	Consulting fees paid and accrued for the fiscal year ended June 30, 2011.
(5)	Salary and/or consulting fees paid and accrued for the fiscal year ended June 30, 2012.
(6)	The amounts listed in the “Stock Awards” column of the “Summary Compensation” table have been calculated based upon the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 and there are no awards subject to performance conditions.

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

Outstanding Stock Options and Stock Appreciation Rights Grants

Outstanding stock options granted to Named Executive Officers (“NEO’s”) and Directors as at June 30, 2012 are as follows:

Option Awards

Name	No. of Securities Underlying Unexercised Options Exercisable (#)	No. of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
J.A. Kirk McKinnon, NEO	975,000	0	0	0.15	July 11, 2012
	225,000			0.352	Sept 2, 2013
	1,150,000			0.395	May 11, 2016
	675,000			0.30	July 1, 2016
	575,000			0.20	Oct 24, 2016
	650,000			0.21	Dec 1, 2016
	1,420,000			0.28	March 7, 2017
Richard E. Schler, NEO	875,000	0	0	0.15	July 11, 2012
	200,000			0.352	Sept 2, 2013
	1,100,000			0.395	May 11, 2016
	600,000			0.30	July 1, 2016
	225,000			0.20	Oct 24, 2016
	200,000			0.21	Dec 1, 2016
	1,340,000			0.28	March 7, 2017
Craig Scherba, NEO	250,000	0	0	0.395	May 11, 2016
	350,000			0.30	July 1, 2016
	200,000			0.20	Oct 24, 2016
	200,000			0.21	Dec 1, 2016
	400,000			0.28	March 7, 2017
Brent Nykoliation, NEO	75,000	0	0	0.352	Sept 2, 2013
	400,000			0.395	May 11, 2016
	450,000			0.30	July 1, 2016
	200,000			0.20	Oct 24, 2016
	200,000			0.21	Dec 1, 2016
	350,000			0.28	March 7, 2017
Peter D. Liabotis, NEO	250,000	0	0	0.395	May 11, 2016
	350,000			0.30	July 1, 2016
	200,000			0.20	Oct 24, 2016
	200,000			0.21	Dec 1, 2016
	350,000			0.28	March 7, 2017
The Company has no stock appreciation rights.

Outstanding Stock Awards at Year End
The outstanding equity awards as at June 30, 2012 are as follows:
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Stock awards Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
J.A. Kirk McKinnon,	0	0	0	0
Richard E. Schler, NEO	0	0	0	0
Craig Scherba, NEO	0	0	0	0
Brent Nykoliation, NEO	0	0	0	0
Peter D. Liabotis, NEO	0	0	0	0

Options Exercises and Stocks Vested
Options exercised and stocks vested as at June 30, 2012 are as follows:
Name		Option awards					Stock awards
		Number of Shares Acquired on Exercise (#)			Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)			Value Realized on Investing ($)
J.A. Kirk McKinnon, NEO		0			0		0			0
Richard E. Schler, NEO		0			0		0			0
Craig Scherba, NEO		0			0		0			0
Brent Nykoliation, NEO		0			0		0			0
Peter D. Liabotis, NEO		0			0		0			0
Grants of Plan-Based Awards
Grants of plan-based awards are as follows:
		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards
J.A. Kirk McKinnon, NEO	n/a	0	0	0	0	0	0	0	0	0	0

Richard E. Schler, NEO	n/a	0	0	0	0	0	0	0	0	0	0

Craig Scherba, NEO	n/a	0	0	0	0	0	0	0	0	0	0

Brent Nykoliation, n/a NEO		0	0	0	0	0	0	0	0	0	0

Peter D. Liabotis, NEO	n/a	0	0	0	0	0	0	0	0	0	0

Reference – Grant Date - n/a = not applicable.
Non Qualified Deferred Compensation
As at June 30, 2012, the Company had no formalized deferred compensation plan.
Name		last FY ($)		in last FY ($)		in last FY ($)		distributions ($)		last FYE ($)
J.A. Kirk McKinnon,		0		0			0		0		0
NEO
Richard E. Schler, NEO		0		0			0		0		0
Craig Scherba, NEO		0		0			0		0		0
Brent Nykoliation, NEO		0		0			0		0		0
Peter D. Liabotis, NEO		0		0			0		0		0

Golden Parachute Compensation

As at June 30, 2012, the Company had no arrangements in place relating to the termination of employees.

	Cash	Equity	Pension/NQDC	Perquisites/benefits	Tax reimbursement	Other	Total
Name	($)	($)	($)	($)	($)	($)	($)
J.A. Kirk McKinnon, NEO	0	0	0	0	0	0	0
Richard E. Schler, NEO	0	0	0	0	0	0	0
Craig Scherba, NEO	0	0	0	0	0	0	0
Brent Nykoliation, NEO	0	0	0	0	0	0	0
Peter D. Liabotis, NEO	0	0	0	0	0	0	0

Long-Term Incentive Plan Awards Table

There are no Long-Term Incentive Plans in place at this time.

Aggregated Option Exercises and Fiscal Year-End Option Values

On March 9, 2006, the Company filed a Form S-8 registration statement in connection with its newly adopted Stock Option Plan (the “Plan”) allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares. On December 18, 2006, February 16, 2007, July 11, 2007, September 29, 2009, May 3, 2011, March 1, 2012 and February 27, 2013, the Plan was amended to increase the stock option pool by a total of 30,500,000 additional common shares. The following table summarizes the continuity of the Company’s stock options:

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

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total(1) ($)
John Sanderson, Director	0	0	74,898	(1)	0	0	0	74,898	(1)
Quentin Yarie, Director	0	0	187,535	(1)	0	0	0	187,535	(1)
V. Peter Harder, Director	0	0	101,485	(1)	0	0	0	101,485	(1)
Johann de Bruin, Director	0	0	48,240	(1)	0	0	0	48,240	(1)
Albert A. Thiess, Jr, Director	0	0	35,982	(1)	0	0	0	35,982	(1)

(1)	The values in the “Option Awards” and included within the “Total” columns above do not represent a cash payment of any kind. Rather these values represent the calculated Black-Scholes theoretical value of granted options. It is important to note that these granted options may or may not ever be exercised. Whether granted options are exercised or not will be based primarily, but not singularly, on the Company’s future stock price and whether the granted options become “in-the-money”. If these granted options are unexercised and expire, the cash value or benefit to the above noted individuals is $nil.

Pension Benefits
As of June 30, 2012, the Company had no pension or retirement plans.
Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
J.A. Kirk McKinnon, NEO	not applicable	0	0	0
Richard E. Schler, NEO	not applicable	0	0	0
Craig Scherba, NEO	not applicable	0	0	0
Brent Nykoliation, NEO	not applicable	0	0	0
Peter D. Liabotis, NEO	not applicable	0	0	0

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2012 for all compensation plans not previously directly approved by the Company's security holders but issued pursuant to the shareholder approved Amended and Restated Stock Option Plan. Options reported below were issued under the Company's Plan.

Option Awards as of June 30, 2012

Name	No. of Shares of Common Stock Underlying Unexercised Common Stock Purchase Options Exercisable (#)	Date of Grant	Additional Consideration to be Received Upon Exercise or Material Conditions required to Exercise	Option Exercise Price ($)	Value Realized if Exercised ($) *	Option Expiration Date
J.A. Kirk	975,000	July 11, 2007	None.	0.15	Expired	July 11, 2012
McKinnon,	225,000	September 2, 2009	None.	0.352	0	Sept 2, 2013
NEO	1,150,000	May 11, 2010	None.	0.395	0	May 11, 2014
	675,000	July 1, 2011	None.	0.30	20,250	July 1, 2016
	575,000	October 24, 2011	None.	0.20	74,750	Oct 24, 2016
	650,000	December 1, 2011	None.	0.21	78,000	Dec 1, 2016
	1,420,000	March 7, 2012	None.	0.28	71,000	March 7, 2017
	875,000	July 11, 2007	None.	0.15	Expired	July 11, 2012
Richard E.	200,000	September 2, 2009	None.	0.352	0	Sept 2, 2013
Schler, NEO	1,100,000	May 11, 2010	None.	0.395	0	May 11, 2014
	600,000	July 1, 2011	None.	0.30	18,000	July 1, 2016
	225,000	October 24, 2011	None.	0.20	29,250	Oct 24, 2016
	200,000	December 1, 2011	None.	0.21	24,000	Dec 1, 2016
	1,340,000	March 7, 2012	None.	0.28	67,000	March 7, 2017

Craig Scherba,	250,000	May 11, 2010	None.	0.395	0	May 11, 2014
NEO	350,000	July 1, 2011	None.	0.30	10,500	July 1, 2016
	200,000	October 24, 2011	None.	0.20	26,000	Oct 24, 2016
	200,000	December 1, 2011	None.	0.21	24,000	Dec 1, 2016
	400,000	March 7, 2012	None.	0.28	20,000	March 7, 2017
Brent	75,000	September 2, 2009	None.	0.352	0	Sept 2, 2013
Nykoliation,	400,000	May 11, 2010	None.	0.395	0	May 11, 2014
NEO	450,000	July 1, 2011	None.	0.30	13,500	July 1, 2016
	200,000	October 24, 2011	None.	0.20	26,000	Oct 24, 2016
	200,000	December 1, 2011	None.	0.21	24,000	Dec 1, 2016
	350,000	March 7, 2012	None.	0.28	17,500	March 7, 2017
Peter D.	250,000	May 11, 2010	None.	0.395	0	May 11, 2014
Liabotis, NEO	350,000	July 1, 2011	None.	0.30	10,500	July 1, 2016
	200,000	October 24, 2011	None.	0.20	26,000	Oct 24, 2016
	200,000	December 1, 2011	None.	0.21	24,000	Dec 1, 2016
	350,000	March 7, 2012	None.	0.28	17,500	March 7, 2017
	50,000	September 2, 2009	None.	0.352	0	Sept 2, 2013
Quentin Yarie,	250,000	May 11, 2010	None.	0.395	0	May 11, 2014
Director	300,000	July 1, 2011	None.	0.30	9,000	July 1, 2016
	50,000	October 24, 2011	None.	0.20	6,500	Oct 24, 2016
	150,000	December 1, 2011	None.	0.21	18,000	Dec 1, 2016
	300,000	March 7, 2012	None.	0.28	15,000	March 7, 2017
V. Peter	250,000	May 11, 2010	None.	0.395	0	May 11, 2014
Harder,	225,000	July 1, 2011	None.	0.30	6,750	July 1, 2016
Director	25,000	October 24, 2011	None.	0.20	3,250	Oct 24, 2016
	75,000	December 1, 2011	None.	0.21	9,000	Dec 1, 2016
	100,000	March 7, 2012	None.	0.28	5,000	March 7, 2017
John	50,000	September 2, 2009	None.	0.352	0	Sept 2, 2013
Sanderson,	200,000	May 11, 2010	None.	0.395	0	May 11, 2014
Director	125,000	July 1, 2011	None.	0.30	3,750	July 1, 2016
	50,000	October 24, 2011	None.	0.20	6,500	Oct 24, 2016
	50,000	December 1, 2011	None.	0.21	6,000	Dec 1, 2016
	100,000	March 7, 2012	None.	0.28	5,000	March 7, 2017
Johann de	200,000	March 7, 2012	None	0.28	10,000	March 7, 2017
Bruin, Director
Albert A.	180,000	May 23, 2012	None	0.23	18,000	May 23, 2017
Thiess, Jr.,
Director

*Based on a closing price of US$0.33 on December 31, 2012 and presuming all options are exercised.

		Option Awards as of June 30, 2012
Name	No. of Shares of Common stock Underlying Unexercised Common Stock Purchase Options Exercisable (#)	Date of Grant	Additional Consideration to be Received Upon Exercise or Material Conditions required to Exercise	Option Exercise Price ($)	Option Expiration Date
Named Executive Officers which	1,850,000	July 11, 2007	None.	0.15	July 11, 2012
includes all current executive	500,000	September 2, 2009	None.	0.352	Sept 2, 2013
officers, as a group on June 30,	3,150,000	May 11, 2010	None.	0.395	May 11, 2014
2012 (5 persons) - J.A. Kirk	2,425,000	July 1, 2011	None.	0.30	July 1, 2016
McKinnon; Richard E. Schler;	1,400,000	October 24, 2011	None.	0.20	Oct 24, 2016
Craig Scherba; Brent Nykoliation;	1,450,000	December 1, 2011	None.	0.21	Dec 1, 2016
Peter D. Liabotis	3,860,000	March 7, 2012	None.	0.28	March 7,2017

Total NEO’s on June 30, 2012, as a group (5 persons)		14,635,000 (less 1,850,000 options that expired unexercised on July 11, 2012)
All current Directors who are not	100,000	September 2, 2009	None.	0.352	Sept 2, 2013
NEO’s or executive officers as a	700,000	May 11, 2010	None.	0.395	May 11, 2014
group on June 30, 2012 (5 persons)	650,000	July 1, 2011	None.	0.30	July 1, 2016
- Quentin Yarie; V. Peter Harder;	125,000	October 24, 2011	None.	0.20	Oct 24, 2016
John Sanderson; Johann de Bruin;	275,000	December 1, 2011	None.	0.21	Dec 1, 2016
Albert A. Thiess, Jr.	700,000	March 7, 2012	None.	0.28	March 7, 2017
	180,000	May 23, 2012	None.	0.23	May 23, 2017
Total all current Directors who are not NEO’s or			2,730,000
executive officers as a group on June 30, 2012(5 persons)
All nominees for Directors (8	1,850,000	July 11, 2007	None.	0.15	July 11, 2012
persons)	525,000	September 2, 2009	None.	0.352	Sept 2, 2013
	3,200,000	May 11, 2010	None.	0.395	May 11, 2014
	2,275,000	July 1, 2011	None.	0.30	July 1, 2016
	1,125,000	October 24, 2011	None.	0.20	Oct 24, 2016
	1,325,000	December 1, 2011	None.	0.21	December 1, 2016
	3,860,000	March 7, 2012	None.	0.28	March 7, 2017
	180,000	May 23, 2012	None.	0,23
					May 23, 2017
Total All nominees for Directors (8 persons)		14,340,000 (less 1,850,000 that expired unexercised on July 11, 2012)
All employees (excluding all	545,000	July 11, 2007	None.	0.15	July 11, 2012
Named Executive Officers as they	150,000	September 2, 2009	None.	0.352	Sept 2, 2013
also serve as executive officers and	1,500,000	May 11, 2010	None.	0.395	May 11, 2014
Directors) as a group on June 30,	1,450,000	July 1, 2011	None.	0.30	July 1, 2016
2012	325,000	October 24, 2011	None.	0.20	Oct 24, 2016
	640,000	December 1, 2011	None.	0.21	Dec 1, 2016
	1,715,000	March 7, 2012	None.	0.28	March 7, 2017
Total employees (excluding all NEO’s as they serve as		6,325,000 (less 545,000 that expired unexercised on July 11, 2012)
executive officers) as a group on June 30, 2012
Outstanding Options as of June 30,	2,395,000	July 11, 2007	None.	0.15	July 11, 2012
2012 (all parties)	750,000	September 2, 2009	None.	0.352	Sept 2, 2013
	5,350,000	May 11, 2010	None.	0.395	May 11, 2014
	4,525,000	July 1, 2011	None.	0.30	July 1, 2016
	1,850,000	October 24, 2011	None.	0.20	Oct 24, 2016
	2,365,000	December 1, 2011	None.	0.21	Dec 1, 2016
	6,275,000	March 7, 2012	None.	0.28	March 7, 2017
	180,000	May 23, 2012	None.	0,23	May 23, 2017
Total Options as of June 30, 2012 (all parties)		23,690,000 (less 2,395,000 that expired unexercised on July 11, 2012)

In addition, please note the following:

  On April 21, 2009, the Company re-priced the 7,630,000 then outstanding stock options by amending the exercise price ranging between $0.55 to $0.85 per share to $0.15 per share. These stock options were re- priced during the economic downturn in 2008/2009 in order to incentivize the holders of these stock options to continue to drive the Company towards its goals and objectives. No additional consideration was received by the Company. The options subsequently expired. Apart from the April 21, 2009 re-pricing to incentivize management, no consideration has been or will be received by the Company for the granting or extension, if any, of the options, warrants or rights.
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

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares Beneficially Owned(1)

Consolidated Thompson Iron Mines Limited
1155 University Street, Suite 508
Montréal, Québec, Canada	13,333,334	5.72
Dundee Corporation
1 Adelaide Street East, Suite 2800
Toronto, Ontario, Canada	11,896,450	5.10
J.A. Kirk McKinnon, Chairman, CEO & Director
46 Ferndale Crescent
Brampton, Ontario, Canada (2) (13)	10,457,000	4.49%
Richard E. Schler, Executive Vice President & Director
80 Greybeaver Trail
Toronto, Ontario, Canada (3) (13)	9,100,000	3.90%
John Sanderson, Director
1721 – 27th Street
West Vancouver, BC, Canada (4) (10) (13)	825,000	0.35%
Quentin Yarie, Director
196 McAllister Road
North York, Ontario (5) (10) (13)	1,425,000	0.61%
V. Peter Harder, Director
5538 Pattapiece Crescent
Manotick, Ontario, Canada (6) (10) (13)	1,000,000	0.44%
Craig Scherba, President & Director
1480 Willowdown Road,
Oakville, Ontario, Canada (7) (13)	1,400,000	0.43%
Johann de Bruin, Director
1283 Dunwoodie Ave
Pretoria, South Africa (8) (13)	200,000	0.09%
Albert A. Thiess, Jr., Director
8 Lawson’s Pond Court
Bluffton, SC, USA (9) (13)	280,000	0.12%
Peter D. Liabotis, SVP and CFO
2261 Rockingham Drive,
Oakville, Ontario, Canada (11) (13)	1,481,000	0.64%
Brent Nykoliation, SVP
161 Fallingbrook Road
Toronto, Ontario, Canada (12) (13)	2,350,000	1.01%
All directors and executive officers as a group
(10 persons) (12)	28,518,000	12.08%

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

The following are the related party transactions of our Company for the year ended June 30, 2012:

a)	The Company incurred a total of $74,550 (June 30, 2011: $59,410) in office administration and rent expense from a company related by common management, Red Pine Exploration Inc.(see Item 10 for management involved in Red Pine Exploration Inc.)
b)	9,600,000 (June 30, 2011: 1,100,000) stock options were issued to related parties during the period with exercise prices between $0.20 and $0.30. These stock options valued at $2,181,213 (June 30, 2011: $237,710) were issued to directors and officers of the Company. The following stock options were received during the year by each related party:

Date of Grant	01-Jul-11	24-Oct-11	01-Dec-11	07-Mar-12	23-May-12
Expiry Date	01-Jul-16	24-Oct-16	01-Dec-16	07-Mar-17	23-May-17
Exercise Price	$0.300	$0.200	$0.210	$0.280	$0.230	TOTAL
Kirk McKinnon	675,000	575,000	650,000	1,420,000	-	3,320,000
Richard Schler	600,000	225,000	200,000	1,340,000	-	2,365,000
Craig Scherba	350,000	200,000	200,000	400,000	-	1,150,000
Jake McKinnon	100,000	135,000	300,000	300,000	-	835,000
Quentin Yarie	300,000	50,000	150,000	300,000	-	800,000
Peter Harder	225,000	25,000	75,000	100,000	-	425,000
John Sanderson	125,000	50,000	50,000	100,000	-	325,000
Johann de Bruin	-	-	-	200,000	-	200,000
Albert Thiess	-	-	-	-	180,000	180,000
TOTAL	2,375,000	1,260,000	1,625,000	4,160,000	180,000	9,600,000

The following two officers became related parties after year end. The stock options received for the year ended June 30, 2012 by each is noted below. These stock options were valued at $522,320 using the Black-Scholes model for valuing options.

Date of Grant	01-Jul-11	24-Oct-11	01-Dec-11	07-Mar-12
Expiry Date	01-Jul-16	24-Oct-16	01-Dec-16	07-Mar-17
Exercise Price	$0.300	$0.200	$0.210	$0.280	TOTAL
Brent Nykoliation	450,000	200,000	200,000	350,000	1,200,000
Peter Liabotis	350,000	200,000	200,000	350,000	1,100,000
TOTAL	800,000	400,000	400,000	700,000	2,300,000

c)	The Company incurred $717,886 (June 30, 2011: $821,338) in administrative, management and consulting fees to directors and officers. Kirk McKinnon received $248,207, Richard Schler received $201,407, Jacob McKinnon received $92,078, Craig Scherba received $105,214 and Julie Lee Harrs, the former president of our Company, received $70,980. In addition, Peter Liabotis received $168,764 and Brent Nykoliaton received $162,085.
d)	The Company incurred $1,137,725 (June 30, 2011: $Nil) in charges from a mining and engineering firm, DRA, in which one of the Company's directors, Johann de Bruin, Pr. Eng, serves as a senior officer and a director for.

The following are the related party balances for the year ended June 30, 2012:

a)	Related party balances of $Nil (June 30, 2011: $168,000) were included in accounts payable and accrued liabilities and $34,319 (June 30, 2011: $37,000) in prepaid expenses.
b)	The Company has recorded a short term loan to a related party company, Red Pine Exploration Inc, a company related by common management,(see Item 10 for management involved in Red Pine Exploration Inc.), listed on the TSX-V totaling $258,416 (June 30, 2011: $Nil). This loan is interest bearing at a rate of 3% and is expected to be paid back in full within the next 12 months. $300,000 was originally loaned during January 2012 and represents the highest outstanding balance. $45,000 has been paid back on the loan since inception up to June 30, 2012, all of it principal. As of October 31, 2012 $220,716 remains outstanding on the balance. $85,000 has been paid since the loan’s inception, all of it principal. Accrued interest due totals $5,716 as at October 31, 2012.

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

Dated: March 22, 2013

By:	/s/ J A Kirk McKinnon Name: J A Kirk McKinnon Title: President, Chief Executive Officer and Director

Dated: March 22, 2013

By:	/s/ Peter D. Liabotis Name: Peter D. Liabotis, CA Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ J A Kirk McKinnon	Chairman, Chief Executive Officer, Director	March 19, 2013
J A Kirk McKinnon

/S/ Richard E. Schler	Executive Vice-President, Director	March 19, 2013
Richard Schler

/S/ Craig Scherba	President, Director	March 19, 2013
Craig Scherba

/S/ John Sanderson	Vice-Chairman, Director	March 19, 2013
John Sanderson

/S/ Quentin Yarie	Director	March 19, 2013
Quentin Yarie

/S/ V. Peter Harder	Director	March 19, 2013
V. Peter Harder

/S/ Johann de Bruin	Director	March 19, 2013
Johann de Bruin

/S/ Albert A. Thiess, Jr.	Director	March 19, 2013
Albert A. Thiess, Jr.

/S/ Peter D. Liabotis	Chief Financial Officer (Principal Accounting Officer)	March 19, 2013
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

Subsequent Events (Note 14)

Energizer Resources Inc. (An Exploration Stage Company) Consolidated Statements of Operations and Comprehensive Loss (Expressed in US Dollars)
		For the year ended June 30,
	March 1, 2004 (date of inception) to June 30, 2012	2012	2011

Revenues	$-	$-	$-

Mineral exploration expense (notes 6 and 8)	23,207,701	4,539,745	2,172,223
Stock-based compensation (notes 6, 9 and 10)	22,704,866	3,667,303	237,710
Impairment loss on mineral properties (note 8)	11,358,637	3,770,129	-
General and administrative (note 6)	6,526,453	1,487,669	1,543,064
Professional and consulting fees (note 6)	5,499,854	1,801,659	1,248,696
Depreciation (note 4)	65,033	9,781	8,889
Donated services and expenses	18,750	-	-
Foreign currency translation (gain)/loss	(907,495)	64,200	(226,268)

Total expenses	68,473,799	15,340,486	4,984,314

Net loss from operations	(68,473,799)	(15,340,486)	(4,984,314)

Other Income
Investment income	920,553	164,933	110,759
Other income	303,853	-	-

Loss before income tax recovery	(67,249,393)	(15,175,553)	(4,873,555)

Net Loss	(67,249,393)	(15,175,553)	(4,873,555)
Unrealized (loss)/gain from investments in
marketable securities	(58,180)	(19,904)	11,844

Comprehensive loss	$(67,307,573)	$(15,195,457)	$(4,861,711)

Loss per share - basic and diluted (note 13)		$(0.10)	$(0.04)

Weighted average shares outstanding - basic and diluted		151,107,724	126,983,413

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc. (An Exploration Stage Company) Consolidated Statements of Cash Flows (Expressed in US Dollars)

	March 1, 2004 (date of inception) to June 30, 2012	Year Ended June 30, 2012	Year Ended June 30, 2011

Operating Activities
Net loss	$(67,249,393)	$(15,175,553)	$(4,873,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	65,033	9,781	8,889
Donated services and expenses	20,750	-	-
Non-cash proceeds received	(74,000)	-	(18,456)
Dual currency deposits	71,680	90,136	-
Impairment loss on mineral properties	11,358,637	3,770,129	-
Stock-based compensation	22,704,866	3,667,303	237,710
Issuance of shares and warrants for services rendered	168,100	-	168,100
Change in operating assets and liabilities:
Amounts receivable and prepaid expenses	(437,876)	(302,484)	(66,396)
Accounts payable and accrued liabilities	1,647,512	956,829	276,736
Tax credits recoverable	(245,186)	12,073	(12,627)
Non-cash portion of marketable securities	337	-	-

Net cash used in operating activities	(31,969,540)	(6,971,786)	(4,279,599)

Financing Activities
Proceeds from issuance of common stock, net	38,099,105	635,000	13,178,708
Exercise of warrants and stock options	970,500	84,000	886,500
Government grants received	245,186	-	245,186

Net cash provided by financing activities	39,314,791	719,000	14,310,394

Investing Activities
Mineral property acquisition costs	(3,419,973)	(2,420,129)	-
Purchase of property and equipment	(115,656)	(53,738)	-
Investment in dual currency deposits	(32,938,800)	(24,938,800)	(8,000,000)
Redemption of dual currency deposits	32,867,078	32,867,078	-
Loan to related party	(258,416)	(258,416)	-

Net cash (used in) provided by investing activities	(3,865,767)	5,195,995	(8,000,000)

Increase (decrease) in cash and cash equivalents	3,479,484	(1,056,791)	2,030,795
Cash and cash equivalents - beginning of period	-	4,536,275	2,505,480

Cash and cash equivalents - end of period	$3,479,484	$3,479,484	$4,536,275

Non-cash investing and financing activities:
Issuance of common stock for mineral properties	$5,190,500	$1,350,000	$-
Issuance of common stock and warrants for services	$5,811,125	$-	$90,000
Supplemental Disclosures:
Interest received	$817,442	$61,822	$110,759
Income taxes paid	$-	$-	$-
Taxes received	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc. (An Exploration Stage Company) Consolidated Statement of Stockholders' Equity For the Period from March 1, 2004 (Date of Inception) to June 30, 2012 (Expressed in US Dollars)

	Shares	Amount	Additional Paid-In Capital	Accumulated Comprehensive Income (loss)	Common Stock Subscribed	Donated Capital	Deficit Accumulated Exploration During the Stage	Total

	#	$	$	$	$	$	$	$

Balance - March 1, 2004 (Date of Incorporation)	-	-	-	-	-	-	-	-
Issuance of common shares for cash-at $0.01/share	7,500,000	7,500	17,500	-	-	-	-	25,000
Issuance of common shares for cash-at $0.05/share	2,085,000	2,085	32,665	-	-	-	-	34,750
Issuance of common stock for mineral property	7,500,000	7,500	(5,800)	-	-	-	-	1,700
Donated services and expenses	-	-	-	-	-	5,000	-	5,000
Net loss for period	-	-	-	-	-	-	(9,991)	(9,991)

Balance - June 30, 2004	17,085,000	17,085	44,365	-	-	5,000	(9,991)	56,459

Donated services and expenses	-	-	-	-	-	9,000	-	9,000
Net loss for the year	-	-	-	-	-	-	(38,500)	(38,500)

Balance - June 30, 2005	17,085,000	17,085	44,365	-	-	14,000	(48,491)	26,959

Issuance of common shares for cash-at $0.20/share	2,265,000	2,265	448,235	-	-	-	-	450,500
Issuance of shares to exercise stock options	255,000	255	114,495	-	-	-	-	114,750
Issuance of common shares for mineral properties:
-at $0.101/share	300,000	300	30,000	-	-	-	-	30,300
-at $0.85/share	2,000,000	2,000	1,698,000	-	-	-	-	1,700,000
Issuance of common shares for services-at $0.60/share	5,550,000	5,550	3,324,450	-	-	-	-	3,330,000
Common stock subscribed	-	-	-	-	255,000	-	-	255,000
Fair value of warrants issued	-	-	1,925,117	-	-	-	-	1,925,117
Stock-based compensation	-	-	2,228,626	-	-	-	-	2,228,626
Donated services and expenses	-	-	-	-	-	6,750	-	6,750
Net loss for the year	-	-	-	-	-	-	(9,595,317)	(9,595,317)

Balance - June 30, 2006	27,455,000	27,455	9,813,288	-	255,000	20,750	(9,643,808)	472,685

The accompanying notes are an integral part of these consolidated financial statements

Energizer Resources Inc.

(An Exploration Stage Company)

Consolidated Statement of Stockholders' Equity - continued

For the Period from March 1, 2004 (Date of Inception) to June 30, 2012

(Expressed in US Dollars)

	Shares	Amount	Additional Paid-In Capital	Accumulated Comprehensive Income (loss)	Common Stock Subscribed	Donated Capital	Deficit Accumulated Exploration During the Stage	Total
	#	$	$	$	$	$	$	$

Continued from prior page:
Issuance of common shares for mineral properties
-at $0.82/share	500,000	500	409,500	-	-	-	-	410,000
Cancellation of common stock subscribed	-	-	-	-	(25,000)	-	-	(25,000)
Stock-based compensation	-	-	5,193,315	-	-	-	-	5,193,315
Issuance of common shares for mineral properties
-at $0.69/share	150,000	150	103,350	-	-	-	-	103,500
Issuance of common shares for mineral properties
-at $1.22/share	1,000,000	1,000	1,219,000	-	-	-	-	1,220,000
Fair value of warrants issued	-	-	2,941,961	-	-	-	-	2,941,961
Issuance of common shares for services-at $0.41/share	1,450,000	1,450	596,675	-	-	-	-	598,125
Issuance of shares to exercise stock options	343,119	343	507,157	-	-	-	-	507,500
Private placement common shares subscribed	460,000	460	229,540	-	(230,000)	-	-	-
Issuance of common shares for cash-at $0.50/share	34,600,000	34,600	17,265,400	-	-	-	-	17,300,000
Commission	891,850	891	807,824	-	-	-	-	808,715
Cost of issue	-	-	(3,843,798)	-	-	-	-	(3,843,798)
Net loss for the year	-	-	-	-	-	-	(14,390,122)	(14,390,122)

Balance - June 30, 2007	66,849,969	66,849	35,243,212	-	-	20,750	(24,033,930)	11,296,881

Issuance of shares to exercise of warrants	561,388	561	207,152	-	-	-	-	207,713
Issuance of common shares for mineral properties
-at $0.30/share	1,250,000	1,250	373,750	-	-	-	-	375,000
Fair value of warrants issued	-	-	60,560	-	-	-	-	60,560
Issuance of common shares for services-at $0.20/share	2,975,000	2,975	592,025	-	-	-	-	595,000
Stock-based compensation	-	-	1,827,270	-	-	-	-	1,827,270
Accumulated comprehensive loss	-	-	-	(22,952)	-	-	-	(22,952)
Net loss for the year	-	-	-	-	-	-	(9,202,295)	(9,202,295)

Balance - June 30, 2008	71,636,357	71,635	38,303,969	(22,952)	-	20,750	(33,236,225)	5,137,177
The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc.

(An Exploration Stage Company)

Consolidated Statement of Stockholders' Equity - continued

For the Period from March 1, 2004 (Date of Inception) to June 30, 2012

(Expressed in US Dollars)

	Shares	Amount	Additional Paid-In Capital	Accumulated Comprehensive Income (loss)	Common Stock Subscribed	Donated Capital	Deficit Accumulated Exploration During the Stage	Total
	#	$	$	$	$	$	$	$

Continued from prior page:

Issuance of common shares for services-at $0.10/share	2,500,000	2,500	247,500	-	-	-	-	250,000
Issuance of common shares for services-at $0.08/share	1,600,000	1,600	126,400	-	-	-	-	128,000
Issuance of common shares for services-at $0.10/share	6,800,000	6,800	673,200	-	-	-	-	680,000
Commission	408,000	408	(408)	-	-	-	-	-
Stock-based compensation	750,000	750	131,174	-	-	-	-	131,924
Incremental value of stock options on repricing	-	-	128,328	-	-	-	-	128,328
Accumulated comprehensive loss	-	-	-	(26,134)	-	-	-	(26,134)
Net loss for the year	-	-	-	-	-	-	(3,255,471)	(3,255,471)

Balance - June 30, 2009	83,694,357	83,693	39,610,163	(49,086)	-	20,750	(36,491,696)	3,173,824

Issuance of common shares for services-at $0.17/share	2,250,000	2,250	380,250	-	-	-	-	382,500
Stock-based compensation	-	-	2,813,517	-	-	-	-	2,813,517
Issuance of common shares for services-at $0.68/share	500,000	500	339,500	-	-	-	-	340,000
Fair value of warrants issued	-	-	113,125	-	-	-	-	113,125
Cost of issue	-	-	(469,085)	-	-	-	-	(469,085)
Private placement common share subscribed	21,666,667	21,667	6,478,333	-	-	-	-	6,500,000
Commission	400,000	400	(400)	-	-	-	-	-
Issuance of shares to exercise stock options	2,000,000	2,000	298,000	-	-	-	-	300,000
Accumulated comprehensive gain	-	-	-	4,810	-	-	-	4,810
Net loss for the year	-	-	-	-	-	-	(10,708,589)	(10,708,589)

Balance - June 30, 2010	110,511,024	110,510	49,563,403	(44,276)	-	20,750	(47,200,285)	2,450,102

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc.

(An Exploration Stage Company)

Consolidated Statement of Stockholders' Equity - continued

For the Period from March 1, 2004 (Date of Inception) to June 30, 2012

(Expressed in US Dollars)

	Shares	Amount	Additional Paid-In Capital	Accumulated Comprehensive Income (loss)		Common Stock Subscribed	Donated Ca	Deficit Accumulated Exploration During the Stage	Total
	#	$	$	$		$	$	$	$

Continued from prior page:

Private placement common shares subscribed	30,936,654	30,936	13,890,559	-	-	-	-		13,921,495
Fair value of warrants issued	-	-	78,100	-	-	-	-		78,100
Cost of issue	-	-	(742,787)	-	-	-	-		(742,787)
Issuance of common shares for services-at $0.45/share	200,000	200	89,800	-	-	-	-		90,000
Issuance of shares to exercise warrants	4,549,500	4,551	881,950	-	-	-	-		886,501
Stock-based compensation	-	-	237,710	-	-	-	-		237,710
Accumulated comprehensive gain	-	-	-	11,844	-	-	-		11,844
Net loss for the year	-	-	-	-	-	-	(4,873,555)		(4,873,555)

Balance - June 30, 2011	146,197,178	146,197	63,998,735	(32,432)	-	20,750	(52,073,840)		12,059,410

Private placement common shares subscribed	2,540,000	2,540	632,460	-	-	-	-		635,000
Issuance of common stock for mineral property	7,500,000	7,500	1,342,500	-	-	-	-		1,350,000
Exercise of stock options	510,000	510	83,490	-	-	-	-		84,000
Stock-based compensation	-	-	3,667,303	-	-	-	-		3,667,303
Accumulated comprehensive gain	-	-	-	(19,904)	-	-	-		(19,904)
Net loss for the year	-	-	-	-	-	-	(15,175,553)		(15,175,553)

Balance - June 30, 2012	156,747,178	156,747	69,724,488	(52,336)	-	20,750	(67,249,393)		2,600,256

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2012 and 2011
(Expressed in US Dollars)

__________________________________________________________________________________________________________________________________________________________________________________________________

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

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2012 and 2011
(Expressed in US Dollars)

__________________________________________________________________________________________________________________________________________________________________________________________________

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

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2012 and 2011
(Expressed in US Dollars)

__________________________________________________________________________________________________________________________________________________________________________________________________

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

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2012 and 2011
(Expressed in US Dollars)

__________________________________________________________________________________________________________________________________________________________________________________________________

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

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2012 and 2011
(Expressed in US Dollars)

________________________________________________________________________________________________________________________________________________________________________________________________

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

4	.	Equipment

			Cost	Accumulated Depreciation	June 30, 2012 Net Book Value	June 30, 2011 Net Book Value

		Exploration equipment	$53,738	$3,114	$50,624	$6,667

For the year ended June 30, 2012, depreciation expense totaled $9,781 (June 30, 2011: $8,889).

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2012 and 2011
(Expressed in US Dollars)

__________________________________________________________________________________________________________________________________________________________________________________________________

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

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2012 and 2011
(Expressed in US Dollars)

_________________________________________________________________________________________________________________________________________________________________________________________________

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

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2012 and 2011
(Expressed in US Dollars)

__________________________________________________________________________________________________________________________________________________________________________________________________

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

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2012 and 2011
(Expressed in US Dollars)

_________________________________________________________________________________________________________________________________________________________________________________________________

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

11 . Warrants

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

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended June 30, 2012 and 2011
(Expressed in US Dollars)

__________________________________________________________________________________________________________________________________________________________________________________________________

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

Signed: “MSCM LLP”

MSCM LLP

Toronto, Ontario

March 22, 2013

Exhibit 31.1

Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------

I, J A Kirk McKinnon, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Energizer Resources Inc.;
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

Dated: March 22, 2013

/s/ J A Kirk McKinnon
J A Kirk McKinnon, Chief Executive Officer

Exhibit 31.2

Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------

I, Peter D. Liabotis, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Energizer Resources Inc.;
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

Dated: March 22, 2013

/s/ Peter D. Liabotis

Peter D. Liabotis, Chief Financial Officer (Principal Accounting Officer)

Exhibit 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the annual report of Energizer Resources Inc. (the "Company") on Form 10-K/A for the period ending June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,J A Kirk McKinnon, Chief Executive Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: March 22, 2013

/s/ J A Kirk McKinnon
J A Kirk McKinnon, Chief Executive Officer

Exhibit 32.2

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the annual report of Energizer Resources Inc. (the "Company") on Form 10-K/A for the period ending June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter D. Liabotis, Chief Financial Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: March 22, 2013

/s/ Peter D. Liabotis

Peter D. Liabotis, Chief Financial Officer (Principal Accounting Officer)