Form 10-K/A
period 2012-06-30
Energizer Resources, Inc.
filed 2013-04-08
CIK 1302084

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share (the "Common Stock"), as of April 5, 2013, was 175,604,320.

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

The following are the related party transactions of our Company for the year ended June 30, 2012:

a)	The Company incurred a total of $74,550 (June 30, 2011: $59,410) in office administration and rent expense from a public company related by common management, Red Pine Exploration Inc.(“RPX”)

Name	Title at Energizer	Title at Red Pine	Shares Held in RPX	% Ownership of RPX
Kirk McKinnon	Director, CEO & Chairman	Director, CEO & Chairman	6,647,500	4.2%
Craig Scherba	Director, President & COO	Chief Geologist	210,000	0.1%
Richard Schler	Director, Executive VP	Director, Executive VP	5,505,000	3.5%
Peter Liabotis	CFO	CFO	825,000	0.5%
Quentin Yarie	Director	Director, President & COO	1,125,000	0.7%
Brent Nykoliation	Senior VP	Director	1,290,952	0.8%
Total			15,603,452	9.8%

b)	9,600,000 (June 30, 2011: 1,100,000) stock options were issued to related parties during the period with exercise prices between $0.20 and $0.30. These stock options valued at $2,181,213 (June 30, 2011: $237,710) were issued to directors and officers of the Company. The following stock options were received during the year by each related party:

Date of Grant	01-Jul-11	24-Oct-11	01-Dec-11	07-Mar-12	23-May-12
Expiry Date	01-Jul-16	24-Oct-16	01-Dec-16	07-Mar-17	23-May-17
Exercise Price	$0.300	$0.200	$0.210	$0.280	$0.230	TOTAL
Kirk McKinnon	675,000	575,000	650,000	1,420,000	-	3,320,000
Richard Schler	600,000	225,000	200,000	1,340,000	-	2,365,000
Craig Scherba	350,000	200,000	200,000	400,000	-	1,150,000
Jake McKinnon	100,000	135,000	300,000	300,000	-	835,000
Quentin Yarie	300,000	50,000	150,000	300,000	-	800,000
Peter Harder	225,000	25,000	75,000	100,000	-	425,000
John Sanderson	125,000	50,000	50,000	100,000	-	325,000
Johann de Bruin	-	-	-	200,000	-	200,000
Albert Thiess	-	-	-	-	180,000	180,000
TOTAL	2,375,000	1,260,000	1,625,000	4,160,000	180,000	9,600,000

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

Dated: April 5, 2013

By:	/s/ J A Kirk McKinnon Name: J A Kirk McKinnon Title: President, Chief Executive Officer and Director

Dated: April 5, 2013

By:	/s/ Peter D. Liabotis Name: Peter D. Liabotis, CA Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ J A Kirk McKinnon	Chairman, Chief Executive Officer, Director	April 5, 2013
J A Kirk McKinnon

/S/ Richard E. Schler	Executive Vice-President, Director	April 5, 2013
Richard Schler

/S/ Craig Scherba	President, Director	April 5, 2013
Craig Scherba

/S/ John Sanderson	Vice-Chairman, Director	April 5, 2013
John Sanderson

/S/ Quentin Yarie	Director	April 5, 2013
Quentin Yarie

/S/ V. Peter Harder	Director	April 5, 2013
V. Peter Harder

/S/ Johann de Bruin	Director	April 5, 2013
Johann de Bruin

/S/ Albert A. Thiess, Jr.	Director	April 5, 2013
Albert A. Thiess, Jr.

/S/ Peter D. Liabotis	Chief Financial Officer (Principal Accounting Officer)	April 5, 2013
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

April 5, 2013

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

Dated: April 8, 2013

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

Dated: April 8, 2013

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

Dated: April 8, 2013

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

Dated: April 8, 2013

/s/ Peter D. Liabotis
Peter D. Liabotis, Chief Financial Officer (Principal Accounting Officer)