Form 10-Q
period 2013-03-31
Energizer Resources, Inc.
filed 2013-05-10
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51151

ENERGIZER RESOURCES INC.
 (Name of registrant in its charter)

Minnesota	20-0803515
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 8, 2013, there were 175,604,320 shares of the Registrant's common stock issued and outstanding.

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

ITEM 1.INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General
The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K/A for the year ended June 30, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending June 30, 2013.

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “CAD$” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

ENERGIZER RESOURCES INC.
(An Exploration Stage Company)

Unaudited Condensed Consolidated Interim Financial Statements

For the nine month period ended March 31, 2013

(Expressed in US Dollars)

Energizer Resources Inc.
(An Exploration Stage Company)
Unaudited Condensed Consolidated Interim Balance Sheets
(Expressed in US Dollars)

	March 31, 2013	June 30, 2012
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents	$2,129,305	$3,479,484
Amounts receivable and prepaid expenses (note 5)	208,969	437,876
Loan to related party (note 5)	170,069	258,416
Marketable securities (note 6)	13,029	20,542

Total current assets	2,521,372	4,196,318
Equipment (note 4)	43,768	50,624

Total assets	$2,565,140	$4,246,942

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities:
Accounts payable and accrued liabilities	$1,081,549	$1,646,686

Total liabilities	1,081,549	1,646,686

Stockholders' Equity
Common stock, 350,000,000 shares authorized, $0.001 par value,
175,604,320 issued and outstanding
(June 30, 2012 - 156,747,178) (note 8)	175,604	156,747
Additional paid-in capital (note 8)	75,304,422	69,724,488
Donated capital	20,750	20,750
Accumulated comprehensive loss	(59,849)	(52,336)
Accumulated deficit during exploration stage	(73,957,336)	(67,249,393)
Total stockholders' equity	1,483,591	2,600,256
Total liabilities and stockholders' equity	$2,565,140	$4,246,942

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Mineral Properties (note 7)

Energizer Resources Inc.
(An Exploration Stage Company)
Unaudited Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)

	March 1, 2004 (date of	For the nine months		For the three months
	inception) to	ended March 31,		ended March 31,
	March 31, 2013	2013	2012	2013	2012

Revenues	$-	$-	$-	$-	$-

Expenses
Mineral exploration expense (note 7)	26,402,489	3,194,788	3,277,674	906,431	1,117,823
Stock-based compensation (notes 5, 8 and 9)	24,175,544	1,470,678	3,631,321	1,059,640	1,513,530
Impairment loss on mineral
properties (note 7)	11,358,637	-	3,770,129	-	-
General and administrative (note 5)	7,358,421	831,968	1,061,596	306,236	153,496
Professional and consulting fees (note 5)	7,071,401	1,571,547	1,380,506	495,720	700,549
Depreciation (note 4)	81,697	16,664	6,667	4,951	2,223
Donated services and expenses	18,750	-	-	-	-
Foreign currency translation (gain)/loss	(979,259)	(71,764)	14,859	(80,893)	(89,083)
Total expenses	75,487,680	7,013,881	13,142,752	2,692,085	3,398,538
Net loss from operations	(75,487,680)	(7,013,881)	(13,142,752)	(2,692,085)	(3,398,538)

Other Income
Investment income	1,226,491	305,938	74,239	10,376	45,656
Other income	303,853	-	-	-	-

Net Loss	(73,957,336)	(6,707,943)	(13,068,513)	(2,681,709)	(3,352,882)
Unrealized loss from investments in
marketable securities	(59,849)	(7,513)	(6,904)	2,000	10,000

Comprehensive loss	$(74,017,185)	$(6,715,456)	$(13,075,417)	$(2,679,709)	$(3,342,882)

Loss per share - basic and diluted (note 11)		$(0.04)	$(0.09)	$(0.02)	$(0.02)

Weighted average shares outstanding
- basic and diluted		160,757,292	149,243,214	164,199,726	154,001,134

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Unaudited Condensed Consolidated Interim Statements of Cash Flows
(Expressed in US Dollars)

	March 1, 2004 (date of	For the nine months ended
	inception) to	March 31,	March 31,
	March 31, 2013	2013	2012

Operating Activities
Net loss	$(73,957,336)	$(6,707,943)	$(13,068,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	81,697	16,664	6,667
Donated services and expenses	20,750	-	-
Non-cash proceeds received	(74,000)	-	-
Dual currency deposits	71,680	-	90,551
Impairment loss on mineral properties	11,358,637	-	3,770,129
Stock-based compensation	24,175,544	1,470,678	3,631,321
Issuance of shares and warrants for services rendered	168,100	-	-
Change in operating assets and liabilities:
Amounts receivable and prepaid expenses	(208,969)	228,907	(350,188)
Accounts payable and accrued liabilities	1,082,375	(565,137)	59,245
Tax credits recoverable	(245,186)	-	12,073
Non-cash portion of marketable securities	337	-	(55,834)

Net cash used in operating activities	(37,526,371)	(5,556,831)	(5,904,549)

Financing Activities
Proceeds from issuance of common stock, net	42,122,218	4,023,113	635,000
Exercise of warrants and stock options	1,075,500	105,000	69,000
Government grants received	245,186	-	-

Net cash provided by financing activities	43,442,904	4,128,113	704,000

Investing Activities
Mineral property acquisition costs	(3,419,973)	-	(2,420,129)
Purchase of property and equipment	(125,464)	(9,808)	-
Investment in dual currency deposits	(32,938,800)	-	(24,938,800)
Redemption of dual currency deposits	32,867,078	-	32,867,078
Loan to related party	(170,069)	88,347	(256,014)
Purchases of marketable securities	-	-	(3,418,135)

Net cash (used in) provided by investing activities	(3,787,228)	78,539	1,834,000

Increase (decrease) in cash and cash equivalents	2,129,305	(1,350,179)	(3,366,549)
Cash and cash equivalents - beginning of period	-	3,479,484	4,536,275

Cash and cash equivalents - end of period	$2,129,305	$2,129,305	$1,169,726

Non-cash investing and financing activities:
Issuance of common stock for mineral properties	$5,190,500	$-	$1,350,000
Issuance of common stock and warrants for services	$5,811,125	$-	$-
Supplemental Disclosures:
Interest received	$817,422	$-	$61,822
Income taxes paid	$-	$-	$-
Taxes received	$-	$-	$-
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2013
(Expressed in US Dollars)

1.	Exploration Stage Company

Energizer Resources Inc. (the "Company") was incorporated in the State of Nevada, United States of America on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008. The Company's fiscal year end is June 30. The Company is an Exploration Stage Company, as defined by ASC Topic-915, "Development Stage Entities". The Company's principal business is the acquisition and exploration of mineral resources. During fiscal 2008, the Company incorporated Energizer Resources (Mauritius) Ltd. (formerly Uranium Star (Mauritius) Ltd.), a Mauritius subsidiary and Energizer Resources Madagascar Sarl, a Madagascar subsidiary. During fiscal 2009, the Company incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl, a Madagascar subsidiary, which holds the Green Giant Madagascar properties. During fiscal 2012, the Company incorporated Madagascar-ERG Joint Venture (Mauritius) Ltd., a Mauritius subsidiary and ERG (Madagascar) Sarl, a Madagascar subsidiary. ERG (Madagascar) Sarl is 100% owned by Madagascar-ERG Joint Venture (Mauritius) Ltd. which is owned 75% by Energizer Resources (Mauritius) Ltd. ERG (Madagascar) Sarl holds the Malagasy Joint Venture Ground. The Company has not yet fully determined whether its properties contain mineral reserves that are economically recoverable.

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to generate revenue from mining operations or pay dividends and is unlikely to do so in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of March 31, 2013, the Company has accumulated losses of $73,957,336. These unaudited condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

Principals of Consolidation and Basis of Presentation
These unaudited condensed consolidated interim financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and are expressed in US dollars. These unaudited condensed consolidated interim financial statements include the accounts of Energizer Resources Inc. and its wholly-owned subsidiaries, Energizer Resources (Mauritius) Ltd., THB Ventures Ltd., Energizer Resources Madagascar Sarl, and Energizer Resources Minerals Sarl. In addition, these unaudited condensed consolidated interim financial statements include the Company's 75% interest in Madagascar-ERG Joint Venture (Mauritius) Ltd. and its 100% owned subsidiary ERG (Madagascar) Sarl. All inter-company balances and transactions have been eliminated on consolidation.

Unaudited Condensed Consolidated Interim Financial Statements
These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and should be read in conjunction with those annual financial statements filed on Form 10-K/A for the year ended June 30, 2012. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2013
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

4.	Equipment

			March 31, 2013	June 30, 2012
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Exploration equipment	$63,547	$19,779	$43,768	$50,624

For the nine month period ended March 31, 2013, depreciation expense totaled $16,664 (March 31, 2012: $6,667).

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2013
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

The following are the related party transactions for the nine months ended March 31, 2013:

a)	The Company incurred a total of $89,495 (March 31, 2012: $59,550) office administration and rent expense from a public company related by common management, Red Pine Exploration Inc (TSX.V: “RPX”).

b)
5,275,000 (March 31, 2012: 9,420,000) stock options were issued to related parties during the period with exercise prices between $0.21 and $0.290 (March 31, 2012: between $0.20 and $0.30) These stock options valued at $1,051,175 (March 31, 2012: $2,145,231) were issued to directors and officers of the Company.

c)	The Company incurred $634,387 (March 31, 2012: $595,446) in administrative, management and consulting fees to directors and officers.

d)	The Company incurred $898,083 (March 31, 2012: $134,834) in charges from a mining and engineering firm for which one of the Company's directors serves as a senior officer and a director.

The following are the related party balances as at March 31, 2013:

a)	Related party balances of $46,381 (June 30, 2012: $34,319) in prepaid expenses.

b)
The Company has advanced a short-term loan to RPX totaling $170,069 (June 30, 2012: $258,416). This loan is interest bearing at a rate of 3% and is expected to be paid back in full within the next 12 months. $300,000 was originally loaned during January 2012 and represents the highest outstanding balance. $137,822 has been paid back on the loan since inception up to March 31, 2013, all of it principal. Accrued interest due totals $7,891 as at March 31, 2013.

6.	Marketable Securities

Marketable securities consist of available-for-sale securities over which the Company does not have significant influence or control. These investments included $13,029 (June 30, 2012: $20,542) invested in two TSX-Venture entities.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2013
(Expressed in US Dollars)

7.	Mineral Properties

Malagasy Joint Venture Ground, Southern Madagascar, Africa
On December 14, 2011, the Company entered into a Definitive Joint Venture Agreement (“JVA”) with Malagasy Minerals Limited (“Malagasy”) (Australian Stock Exchange: ticker symbol MGY) to acquire a 75% interest to explore and develop a defined group of industrial minerals (including graphite, vanadium and approximately 25 other minerals) on ground formerly held 100% by Malagasy. Malagasy retained a 25% interest. This land position covers an area totaling 2,119 permits and 827.7 square kilometres. This land's position is mainly adjacent to the south and east of the Company's 100% owned Green Giant Property. Under the terms of the JVA, the Company paid $2,261,690 and issued 7,500,000 common shares valued at $1,350,000. Malagasy has a carried interest until the Company delivers a Bankable Feasibility Study (“BFS”). Upon the delivery of a BFS, Malagasy will be required to contribute its 25% interest in the development and mining operations. Should either party's interest fall below 10%, their position will be diluted to a 2% Net Smelter Return (“NSR”). As it has not yet determined whether the property has probable or proven reserves, the Company recognized an impairment loss during fiscal 2012 totaling $3,770,129 which represented the total cash paid, value of common shares issued, and legal and other professional fees paid relating to the acquisition of the 75% interest in the property.

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

On July 9, 2009, the Company entered into an agreement with MMR to acquire the remaining 25% interest for $100,000 and terminated the joint venture. MMR retains a 2% NSR. The NSR on this 25% portion can be purchased by the Company, at the Company's option, for $500,000 in cash or common shares for the first 1% and at a price of $1,000,000 in cash or common shares for the second 1%.

Sagar Property - Romanet Horst, Labrador Trough, Quebec, Canada
The Company holds a 100% interest in 219 claims located in northern Quebec, Canada which were acquired from Virginia Mines Inc. ("Virginia") on May 2, 2006. Virginia retains a 2% NSR on this property.

8.	Common Stock and Additional Paid-in Capital

a)
On July 1, 2011, the Company issued 5,175,000 stock options to directors, officers and consultants of the Company at an exercise price of $0.30. The stock options were valued at $1,364,648 using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.95%; expected volatility - 137%; dividend yield - NIL; and expected life - 5 years. These stock options vested on the grant date.

b)
On October 24, 2011, the Company issued 1,850,000 stock options to directors, officers and consultants of the Company at an exercise price of $0.20. The stock options were valued at $321,530 using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.60%; expected volatility - 133%; dividend yield - NIL; and expected life - 5 years. These stock options vested on the grant date.

c)
On December 16, 2011, the Company issued 2,365,000 stock options to directors, officers and consultants of the Company at an exercise price of $0.21. The stock options were valued at $431,613 using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.60%; expected volatility - 133%; dividend yield - NIL; and expected life - 5 years. These stock options vested on the grant date.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2013
(Expressed in US Dollars)

8.	Common Stock and Additional Paid-In Capital - continued

d)	On December 16, 2011, the Company issued 7,500,000 shares of common stock at $0.18 per share valued at $1,350,000 as consideration for the JVA with Malagasy Minerals Ltd. (see note 8)

e)	On March 4, 2012, the Company issued 460,000 shares of common stock for consideration of $69,000. The shares were issued pursuant to the exercise of stock options.

f)
On March 7, 2012, the Company issued 6,275,000 stock options to directors, officers and consultants of the Company at an exercise price of $0.28. The stock options were valued at $1,513,530 using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.00%; expected volatility - 131%; dividend yield - NIL; and expected life - 5 years. These stock options vested on the grant date.

g)
On March 25, 2012, the Company closed a private placement with DRA Minerals Inc., a process development and mine engineering company, raising $635,000 by issuing 2,540,000 common stock at $0.25 per share.

h)	On April 9, 2012, the Company issued 50,000 shares of common stock for consideration of $15,000. The shares were issued pursuant to the exercise of stock options.

i)
On May 23, 2012, the Company issued 180,000 stock options to directors, officers and consultants of the Company at an exercise price of $0.23. The stock options were valued at $35,982 using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.00%; expected volatility - 134%; dividend yield - NIL; and expected life - 5 years. These stock options vested on the grant date.

j)	During July 2012, the Company issued 700,000 shares of common stock for consideration of $105,000. The shares were issued pursuant to the exercise of stock options.

k)
On July 13, 2012, the Company issued 1,695,000 stock options to directors, officers and consultants of the Company at an exercise price of $0.29. The stock options were valued at $411,038 using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.25%; expected volatility - 138%; dividend yield - NIL; and expected life - 4 years. These stock options vested on the grant date.

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

m)
On February 27, 2013, the Company issued 5,900,000 stock options to directors, officers and consultants of the Company at an exercise price of $0.21. The stock options were valued at $1,059,640 using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.40%; expected volatility - 129%; dividend yield - NIL; and expected life - 5 years. These stock options vested on the grant date.

n)
During March 2013, the Company closed a private placement raising a total of CAD$2,358,000 (USD$2,307,035). The Company issued 12,350,000 common stock at prices between $0.18 and $0.20 per share. In addition, the Company paid a fee of CAD$86,000 (USD$84,176) and issued 270,000 compensation warrants. Each compensation warrant entitles the holder to purchase one common share at CAD$0.20.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2013
(Expressed in US Dollars)

9.	Stock Options

On March 9, 2006, the Company filed a Form S-8 registration statement in connection with its newly adopted 2006 Stock Option Plan (the “2006 Plan”) allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares. On December 18, 2006, February 16, 2007, July 11, 2007, September 29, 2009, May 3, 2011, March 1, 2012, and February 27, 2013 the 2006 Plan was amended to increase the stock option pool by a total of 30,500,000 additional common shares.

The following is a continuity schedule of the Company's stock options, all of which vest on the grant date:

	Number	Weighted-Average
	of Options	Exercise Price ($)

Outstanding and exercisable, June 30, 2011	14,130,000	0.29
Granted	15,845,000	0.27
Exercised	(510,000)	0.16
Expired	(2,475,000)	0.15
Cancelled	(3,300,000)	0.31

Outstanding and exercisable, June 30, 2012	23,690,000	0.29
Granted	7,595,000	0.23
Exercised	(700,000)	0.15
Expired	(1,695,000)	0.15
Cancelled	(675,000)	0.31

Outstanding and exercisable, March 31, 2013	28,215,000	0.28

The following is a summary stock options outstanding as of March 31, 2013:

Exercise	Number of	Expiry
Price ($)	Stock Options	Date

0.35	750,000	September 2, 2013
0.40	5,250,000	May 11, 2014
0.30	4,100,000	July 1, 2016
0.29	1,695,000	July 13, 2016
0.20	1,850,000	October 24, 2016
0.21	2,365,000	December 1, 2016
0.28	6,125,000	March 7, 2017
0.23	180,000	May 23, 2017
0.21	5,900,000	February 27, 2018

0.30	28,215,000

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2013
(Expressed in US Dollars)

10.	Warrants

The following is a continuity schedule of the Company's warrants:

	Number	Exercise
	of Warrants	Price ($)

Outstanding and exercisable, June 30, 2011	44,565,695	0.56
Expired	(946,000)	0.37

Outstanding and exercisable, June 30, 2012	43,619,695	0.56
Issued	3,513,599	0.46
Expired	(18,303,028)	0.70

Outstanding and exercisable, March 31, 2013	28,830,266	0.45

The following is a summary warrants outstanding as of March 31, 2013:

Exercise		Number of	Expiry
Price ($)		Warrants	Date

0.15		3,650,000	April 26, 2013
0.50		21,666,667	May 5, 2013
0.20	*	270,000	March 22, 2014
0.50		2,903,571	November 6-15, 2014
0.35		340,028	November 15, 2014

		28,830,266

* The exercise price of the March 22, 2014’s 270,000 warrants noted above is $0.20 Canadian Dollars. The US Dollar equivalent of these warrants as of the date of these unaudited condensed consolidated interim financial statements is $0.20.

11.	Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common stock outstanding. Diluted loss per share and the weighted average number of shares of common stock exclude all potentially dilutive shares since their effect is anti-dilutive. As at March 31, 2013, there were a total of 57,045,266 (March 31, 2012: 67,179,695) potentially dilutive stock options and warrants outstanding.

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

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with our Financial Statements and Notes to Financial Statements included in our fiscal 2012 Annual Report on Form 10-K/A for the year ended June 30, 2012, filed with the Securities and Exchange Commission on September 24, 2012. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012 and amended on Form 10-K/A on April 8, 2013.

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

Employees
As of May 8, 2013, we had 9 total employees, 7 full-time and 2 part-time employees. In addition to our full time employees, we engage consultants to serve several important managerial and non-managerial functions for us including serving as officers and to performing professional, geological and administrative functions.

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

ENERGIZER
RESOURCES INC.
N
W
E
S
23 40.0
24 00.0 S
24 20.0 S
24 40.0 S
44 40.0 E
45 00.0 E
45 20
Green Giant Property
JV Property
WGS 84 Lat/Lon
Scale: 1 centimetre = 3 Kilometres

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

World Mine Production and Reserves
Production data for the United States were revised based on new company information.

	Mine production		Reserves (thousand
	2011	2012est	metric tons)
China	23,000	23,000	5,100
South Africa	22,000	22,000	3,500
Russia	15,200	16,000	5,000
United States	1,590	1,270	45
Other countries	1,600	1,600	not applicable
World total (approximate)	63,390	63,870	14,000

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

Permitting in Madagascar
Company’s in Madagascar first apply for an exploration mining permit with the Bureau de Cadastre Minier de Madagascar (“BCMM”), a government agency falling under the authority of the Minister of Mines in Madagascar. Once granted, which is normally within a month, the fee per each square within a mining permit ranges from 85,200 Ariary to 234,200 Ariary (between $39 an $106 using a current exchange rate of 2,200 Ariary = $1 USD). The number of squares varies widely by claim number. For the 2012 year, we paid approximately $160,000 to the BCMM to renew all of its claims in Madagascar. This fee covered both the 100% owned Green Giant Property (6 claims) and the 75% owned Joint Venture Property (39 claims). Each year we are required to pay a similar amount in order to maintain the claims in good standing.

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

All analytical results are e-mailed directly by the lab to our company’s project manager on site in Madagascar and to our company’s geological and executive staff. Results are also posted on a secure website and downloaded by our company’s personnel using a secure username and password. All of the labs that carried out the sampling and analytical work are independent of our Company.

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
Original (“Orig”) versus Duplicate (“Dupe”) plots.

Next Steps
We continue to review the results of the recently release Preliminary Economic Assessment study parameters. A thorough review of the results of this information will determine whether further resource expansion drilling is necessary. Further infill drilling may be required to upgrade any resource estimate that falls inside the optimistic pit design shell. Further infill drilling may also be required to improve the geological confidence in the model and to upgrade the mineral resources. Should this be required it would be appropriate to develop a second or third certified reference material.

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

FERDERBER
Property Description and Location
We acquired a 100% undivided right, title and interest in and to 19 mining claims (0036315, 0036316, 0036317, 0036318, 0036319, 0036320, 0036321, 0036322, 0036323, 0036324, 0036325, 0036326, 0036327, 0030649, 0030650, 0030640, 0030638, 0030612, 0030613) held by Mr. Peter Ferderber, covering an area of approximately 64 hectares located in the Central Labrador Trough Region of Québec, 13 of which are contiguous to our Sagar Property. This property can be accessed by air. Mr. Ferderber was paid CAD$6,000, and issued 150,000 of our common shares and 75,000 now expired common share purchase warrants. Mr. Ferderber retains a 1% NSR on this property and agreed that we shall have a first right of refusal to purchase the 1% NSR should Mr. Ferderber elect to sell the royalty. We are currently up to date with all obligations required to maintain the property in good standing.

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

RESULTS OF OPERATIONS
We have had no operating revenues from inception on March 1, 2004 through to the quarter ended March 31, 2013. Our activities have been financed from the proceeds of securities subscriptions. From inception, on March 1, 2004, to March 31, 2013, we raised net aggregate proceeds of $42,122,218 from private offerings of our securities and $1,075,500 through the exercise of common share purchase warrants and stock options. For the nine month period ending March 31, 2013, $4,023,113 (March 31, 2012: $635,000) and $105,000 (March 31, 2012: $69,000) was raised through private placements and the exercise of stock options, respectively.

For the period from March 1, 2004 to March 31, 2013, we incurred losses before income taxes of $73,957,336. Expenses included $37,761,126 in mineral property and exploration costs and impairment losses on mineral properties. These costs include acquisition costs relating to the Madagascar properties, the Sagar properties in Quebec and other abandoned properties. We have also incurred $7,071,401 in professional fees since inception; general and administrative expenses of $7,358,421; stock based compensation valued at $24,175,544 using the Black-Scholes pricing model; net foreign exchange translation gains totaling $979,259, donated services and expenses of $18,750, and total other income (including interest) of $1,530,344.

The following are explanations for the fluctuations during the nine month period ended March 31, 2013:
•
Amounts spent on mineral properties were consistent between periods. For the nine months ended March 31, 2013, we spent $3,194,788 (March 31, 2012: $3,277,674). During both periods we incurred significant drilling costs on our Green Giant Graphite project (Molo ground). In addition, for the nine months ended March 31, 2013 costs were incurred in respect of our company’s recently released National Instrument (NI) 43-101 Resources Statement and Preliminary Economic Assessment (PEA) Study. Following our accounting policies of expensing acquisition costs and exploration expenses on mineral properties as incurred, this amounts increased the net loss for each period.

•
Professional fees totalled $1,571,547 up $191,041 from the March 31, 2012’s total of $1,380,506. General and administration relates to fees associated with running the Toronto and Madagascar offices. These costs decreased by $229,628 between periods (March 31, 2013: $831,968, March 31, 2012: $1,061,596). When factoring in professional fees and general and administration costs together, they are consistent between periods. There were reclassification entries booked between these two categories between periods, hence they have been compared together. Specific to professional fees, significant amount of time was allocated by our management and geo-scientists to our company, and hence these charges increased. Legal fees increased between the periods by approximately $220,000 due to costs incurred relating to our brokered private placement during November 2012 and the non-brokered private placement during March 2013. For the period ending March 31, 2012 travel costs where high mainly due to trips to Madagascar, Mauritius, Europe and to Australia to finalize the Malagasy joint venture agreement. These costs were lower for the nine month period ending March 31, 2013.

•
Investment income increased by $231,699 from $74,239 for the nine month period ended March 31, 2012 to $305,938 for March 31, 2013. Returns on the company’s passive investments was the reason for this increase.

Liquidity, Capital Resources and Foreign Currencies
As at March 31, 2013, we had cash on hand of $2,129,305. Our working capital was $1,439,823.

We hold a significant portion of cash reserves in Canadian dollars. Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in translation gains or losses in US dollar terms. If there was to be a significant decline in the Canadian dollar against the US dollar, the US dollar value of that Canadian dollar cash position presented on our balance sheet would significantly decline. If the US dollar significantly declines relative to the Canadian dollar, our quoted Canadian dollar position would increase however US dollar cash position would significantly decline. Such foreign exchange declines could cause us to experience losses that will be recorded on our income statement.

In addition to paying certain expenses in Canadian dollars, we are required, from time to time, to pay expenses in South African Rand, Australian Dollars, Great British Pounds and Madagascar Ariary, and possibly other currencies. Therefore, we are subject to risks relating to movements in those currencies.

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

•
For the year ended June 30, 2012, we raised net proceeds of $635,000 (by issuing 2,540,000 common shares) through the issuance of common shares and $84,000 (by issuing 510,000 common shares) through the exercise of common stock purchase options.

•
For the nine month period ended March 31, 2013, we raised net proceeds of $4,023,113 through the issuance of 18,157,142 common shares and 3,513,599 common share purchase warrants and $105,000 by issuing 700,000 common shares through the exercise of common stock purchase options.

We will likely require additional funding before the end of the 2013 calendar year. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of common shares for additional phases of exploration. Our management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures. No assurance can be given that we will be able to obtain additional financing or that we will be able to obtain additional financing on terms that are favorable to us. If we are successful in completing additional financing in the form of an equity financing or securities convertible into equity, as necessary, existing shareholders will experience dilution of their interest in our company (see “Cautionary Note” above)

Issuances of Securities
We have funded our business to date from sales of our securities. During the period ended March 31, 2013, and since July 1, 2011, we issued the following unregistered securities:
•	On December 16, 2011, we issued 7,500,000 shares of common stock at $0.18 per share valued at $1,350,000 as consideration for the Joint Venture Agreement with Malagasy Minerals Ltd.
•	On March 4, 2012, $69,000 was raised through the exercise of 460,000 common stock purchase options at $0.15 per common share.
•
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

•	During July 2012, $105,000 was raised through the exercise of 700,000 stock options at $0.15.
•	On July 13, 2012, we issued 1,695,000 stock options to directors, officers and consultants of our company.
•
During November 2012, we closed a brokered and non-brokered private placement raising a total of $2,032,500. We issued 5,807,142 common stock at $0.35 per share and 2,903,571 common share purchase warrants at an exercise price of $0.50, expiring 24 months from the date of issue. We paid fees of $119,010 and issued 340,028 compensation common share purchase warrants. Each compensation common share purchase warrant entitles the holder to purchase one common share at $0.35 and one half of one common share purchase warrant at an exercise price of $0.50.

•	On February 27 2012, we issued 5,900,000 stock options to directors, officers and consultants of our company.
•
During March 2013, we closed a private placement raising CAD$2,358,000 (USD$2,307,035). We issued 12,350,000 common stock at prices between CAD$0.18 and CAD$0.20 per share. We paid a fee of CAD$86,000 (USD$84,176) and issued 270,000 compensation warrants. Each compensation warrant entitles the holder to purchase one common share at CAD$0.20.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Other than 270,000 broker warrants, noted above in the issuance of securities section which are denominated in Canadian dollars, we do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the development and mining of our mining claim.

ITEM 4. - CONTROLS AND PROCEDURES
Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the deficiencies noted in our management’s report on internal controls and procedures over financial reporting, our principal executive officer and our principal financial officer concluded that, given the size of our Company and its finance department, that our disclosure controls and procedures were not effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2013, no changes were made to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the following risk factors together with the other information contained in this Quarterly Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. Our risk factors, including but not limited to the risk factors listed below, are as follows:

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
The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception. Since our inception, up to March 31, 2013, we had accumulated net losses of $73,957,336. If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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
We depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. Specifically, we rely on J.A. Kirk McKinnon, our Chief Executive Officer, and Richard E. Schler, our Executive Vice-President, Craig Scherba, our President and Chief Operating Officer and Peter D. Liabotis, our Chief Financial Officer. We do not maintain key man life insurance on these individuals. Should we lose any or all of their services and we are unable to replace their services with equally competent and experienced personnel, our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

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

The current financial environment may impact our business and financial condition that we cannot predict.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
For the period from July 1, 2011 through March 31, 2013, our Company issued the following unregistered securities:
•	On December 16, 2011 our Company issued 7,500,000 of our common shares valued at $1,350,000 as consideration for the Joint Venture Agreement with Malagasy Minerals Ltd.
•	On March 4, 2012, $69,000 was raised through the exercise of 460,000 stock options at $0.15 per share.
•	On March 25, 2012, the Company closed a private placement with DRA whereby the Company raised a total of $635,000 by issuing 2,540,000 of our common shares at $0.25 per share.
•	During July 2012, $105,000 was raised through the exercise of 700,000 stock options at $0.15 per share.
•	On July 13, 2012, we issued 1,695,000 stock options to directors, officers and consultants of the Company.
•
During November 2012, we closed a brokered and non-brokered private placement raising a total of $2,032,500. We issued 5,807,142 common stock at $0.35 per share and 2,903,571 common share purchase warrants at an exercise price of $0.50, expiring 24 months from the date of issue. We paid fees of $119,010 and issued 340,028 compensation common share purchase warrants. Each compensation common share purchase warrant entitles the holder to purchase one common share at $0.35 and one half of one common share purchase warrant at an exercise price of $0.50.

•	On February 27, 2013, we issued 5,900,000 stock options to directors, officers and consultants of the Company.
•
During March 2013, we closed a private placement raising CAD$2,358,000 (USD$2,307,035). We issued 12,350,000 common stock at prices between $0.18 and $0.20 per share. We paid a fee of $86,000 (USD$84,176) and issued 270,000 compensation warrants. Each compensation warrant entitles the holder to purchase one common share at CAD$0.20.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
There were no defaults upon senior securities during the period ended March 31, 2013.

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
10.3
Letter agreement effective May 12, 2006 between Yukon Resources Corp. and Virginia Mines Inc. (Incorporated by reference to Exhibit 99.1 to the registrant's current report on Form 8-K filed as with the SEC on May 9, 2006)

10.4
Joint Venture Agreement dated August 22, 2007 between Uranium Star Corp. & Madagascar Minerals and Resources Sarl (Incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K as filed with SEC on September 11, 2007)

10.5
Share Purchase Agreement between Madagascar Minerals and Resources Sarl and THB Venture Limited (a subsidiary of Energizer Resources Inc.) dated July 9, 2009 (Incorporated by reference to Exhibit 10.5 to the registrant’s Form 10K/A as filed on April 8, 2013)

10.6
Joint Venture Agreement between Malagasy Minerals Limited and Energizer Resources Inc. dated December 14, 2011 (Incorporated by reference to Exhibit 10.6 to the registrant’s Form 10K/A as filed on April 8, 2013).

21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the registrant’s annual report on Form 10-K filed with the SEC on September 21, 2009)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herein)
31.2	Certification of Principal Financial & Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herein)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herein)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herein)
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

Dated: May 8, 2013

By:	/s/ J A Kirk McKinnon
Name: J A Kirk McKinnon
Title: President, Chief Executive Officer and Director

Dated: May 8, 2013

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

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

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

Dated: May 10, 2013

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

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

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

Dated: May 10, 2013

/s/ Peter D. Liabotis

Peter D. Liabotis, Chief Financial Officer (Principal Accounting Officer)

Exhibit 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the annual report of Energizer Resources Inc. (the "Company") on Form 10-Q for the period ending March 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J A Kirk McKinnon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: May 10, 2013

/s/ J A Kirk McKinnon

J A Kirk McKinnon, Chief Executive Officer

Exhibit 32.2

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the annual report of Energizer Resources Inc. (the "Company") on Form 10-Q for the period ending March 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter D. Liabotis, Chief Financial Officer (Principal Accounting Officer) of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: May 10, 2013

/s/ Peter D. Liabotis

                                                               Peter D. Liabotis, Chief Financial Officer (Principal Accounting Officer)