Form 10-K
period 2013-06-30
Energizer Resources, Inc.
filed 2013-09-26
CIK 1302084

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2013

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share (the "Common Stock"), as of September 23, 2013, was 192,554,321.

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

PART I

FINANCIAL INFORMATION
As used in this report, “we”, “us”, “our”, “Energizer Resources”, “Energizer”, “Company” or “our Company” refers to Energizer Resources Inc. and all of its subsidiaries. The term NSR stands for Net Smelter Royalty.

ITEM 1.    BUSINESS

BACKGROUND – COMPANY OVERVIEW
Energizer Resources Inc. (the "Company") was incorporated in the State of Nevada, United States of America on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008.  The Company's fiscal year end is June 30.  The Company is an Exploration Stage Company, as defined by ASC Topic - 915, "Development Stage Entities".  The Company's principal business is the acquisition and exploration of mineral resources.

During fiscal 2008, the Company incorporated Energizer Resources (Mauritius) Ltd., a Mauritius subsidiary and Energizer Resources Madagascar Sarl, a Madagascar subsidiary.  During fiscal 2009, the Company incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl, a Madagascar subsidiary, which holds the Green Giant Property in Madagascar.  During fiscal 2012, the Company incorporated Madagascar-ERG Joint Venture (Mauritius) Ltd., a Mauritius subsidiary and ERG (Madagascar) Sarl, a Madagascar subsidiary.  ERG (Madagascar) Sarl is 100% owned by Madagascar-ERG Joint Venture (Mauritius) Ltd. which is owned 75% by Energizer Resources (Mauritius) Ltd.  ERG (Madagascar) Sarl holds the Malagasy Joint Venture Ground.

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

Our executive offices are currently located at 520–141 Adelaide Street West, Toronto, Ontario, Canada M5H 3L5. Our telephone number is (416) 364-4911.  We maintain a website at www.energizerresources.com (which website is expressly not incorporated by reference into this filing).  These offices are leased on a month-to-month basis, and our monthly rental payments are currently CAD$10,000 per month.

UNTIL WE CAN VALIDATE OTHERWISE, THE PROPERTIES OUTLINED BELOW HAVE NO KNOWN MINERAL RESERVES OF ANY KIND AND WE ARE PLANNING PROGRAMS THAT ARE EXPLORATORY IN NATURE.

Further details regarding our properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on our Green Giant Property (formerly the “Three Horses Property” in Madagascar) and our Sagar property in Northern Quebec can be found on our Company’s website: www.energizerresources.com (which website is expressly not incorporated by reference into this filing) or in our Company’s Canadian regulatory filings on www.sedar.com (which website and content is expressly not incorporated by reference into this filing).

Cautionary Note
Due to the nature of our business, we anticipate incurring operating losses for the foreseeable future. We base this expectation, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

•	our ability to raise additional capital as required;
•	the market price for graphite, vanadium, gold, uranium and for any other minerals which we may find;
•	ongoing joint ventures;
•	the results of our proposed exploration programs on our mineral properties;
•	environmental regulations that may adversely impact cost and operations; and
•	our ability to find joint venture partners, as needed, for the development of our property interests.

If we are successful in completing an equity financing, as necessary, existing shareholders will experience dilution of their interest in our Company.  In the event we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan.  In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource sector.  During this period, should it ever arise, we will need to maintain our periodic filings with the appropriate regulatory authorities and, as such, will incur legal and accounting costs.  In the event no other such opportunities are available and we cannot raise additional capital to sustain operations, we may be forced to discontinue our business altogether.  We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists doubt as to our ability to continue as a going concern.

Properties

Madagascar Properties
Green Giant Property, Madagascar
On August 22, 2007, we acquired a 75% interest in approximately 225 sq. kilometres of mineral research permits in the District of Toliara, Madagascar from Madagascar Minerals and Resources Sarl. This interest is held by a limited liability company that was formed under the laws of Madagascar.  On July 9, 2009, we acquired the remaining 25% interest in the property and now hold a 100% interest in the property, subject to a 2% NSR held by third parties what we can buy back for a total of $1,500,000.

Joint Venture Ground, Madagascar
On December 14, 2011, as reported in our Form 8-K, filed with the Securities and Exchange Commission on December 15, 2011, we entered into a Definitive Joint Venture Agreement (“JVA”) with Malagasy Minerals Limited (“Malagasy”) (Australian Stock Exchange: MGY (“MGY”)) to acquire a 75% interest to explore and develop a defined group of industrial minerals.  Our Company controls the exploration operations for the industrial minerals on this ground.

Canadian Properties
Sagar Property – Romanet Horst, Labrador Trough, Québec, Canada
On May 2, 2006, we signed a letter of intent for an option to acquire a 75% interest in 219 claims located in northern Quebec, Canada.  The vendor had the right and option to sell the remaining 25% interest in the property and exercised that right on February 28, 2007.  Therefore we now own a 100% interest in this property, subject to a 2% NSR. As there has been a change in government in the province of Quebec, in particular a political party that advocates separation of Canada and Quebec, we are uncertain if any legislation will be introduced that will impact our business plan for this property.

Further details on exploration programs carried out on all our Company’s properties can be found below.

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

Employees
As of September 23, 2013, we had 9 total employees, 7 full-time and 2 part-time employees.  In addition to our full time employees, we engage consultants to serve several important managerial and non-managerial functions for us.

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

Agreements
Green Giant Property
On August 22, 2007, we entered into a joint venture agreement with MMR, a company incorporated under the laws of Madagascar.  The joint venture was operated through a Madagascar limited liability company in which our Company held 75% undivided interest and MMR held the remaining 25% undivided interest.

The consideration paid to MMR to acquire the 75% stake in the joint venture consisted of cash consideration totaling $765,000 and 1,250,000 of our common shares and 500,000 now expired common share purchase warrants.

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

Joint Venture Ground, Madagascar, Africa
On December 14, 2011, we  entered into a Definitive Joint Venture Agreement (“JVA”) with Malagasy to acquire a 75% interest to explore and develop a defined group of industrial minerals (as noted below).  Malagasy retains a 25% interest in the exploration and development of the define group of industrial minerals.  The new land position covers an area totalling 2,119 research permits and 827.7 square kilometres.  This land portfolio is mainly adjacent to the south and east of the Company’s Green Giant Property.  Under the terms of the JVA, we paid Malagasy $2,261,690 and issued 7,500,000 of our common  shares.  Malagasy has a free carried interest until we deliver a Bankable Feasibility Study (“BFS”). Upon the delivery of a BFS, Malagasy will be required to contribute its 25% interest in the development and mining operations.  Should either party’s interest subsequently fall below a 10% interest, their position will be diluted to a 2% NSR.

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

DRA Agreement Signed for Ability to Develop and Build Mine
During January 2012, we signed a formal agreement with South Africa's DRA Mineral Projects (“DRA”), a world-leading process engineering and mining project development management firm, for the development of our projects in Madagascar.  Specific focus will be on the development of vanadium and graphite minerals.  This partnership provides us with the ability to both build and manage a mining operation.   It also provides DRA the option to purchase up to 5% of our Company through private placement at current market conditions.

Madagascar Historical Exploration Programs
The Green Giant Property displays extensive gossans outcroppings at surface.  An examination of part of this property revealed several large areas covered with gossanous boulders, which are believed to overlie massive sulphide mineralization.  Phases of the exploration projects were managed by our company’s President and COO, Craig Scherba, P. Geol., who at the time was one of our outside consultant geologists.  We conducted a first phase of exploration from September to November 2007 that included the following activities:
•   Stream Sediment sampling of all stream on the property area
•   Detailed Geological mapping over selected startigraphic horizons
•   Reconnaissance geological mapping over the entire property
•   Soil sampling over selected target areas and prospecting over selected target areas
•   Limited trenching over selected targets
•   Construction of a cinder block base camp
•   Construction of a one kilometre long surfaced airstrip
•   Repair and surfacing of the access road from base camp to the airstrip
•   Airborne geophysical surveying

During March 2008-June 2008, a full field exploration program following up on the airborne geophysical survey and results of the 2007 exploration program was implemented.  This exploration consisted of the following:
•   Infill stream sediment sampling
•   Detailed Geological mapping over selected stratigraphic horizons
•   Prospecting over selected target areas
•   Grid emplacement over selected target areas
•   Ground-based magnetometer and frequency domain EM surveys
•   Soil sampling over selected target areas

After reviewing the analytical data from the March 2008- June 2008 program, additional exploration was conducted from July 2008 to September 2008 to prepare for a drill program.  This exploration consisted of the following:
•   Infill stream sediment sampling
•   Detailed geological mapping over selected stratigraphic horizons
•   Prospecting over selected target areas with the aid of a mobile XRF analyzer

Based on compiled analytical results obtained from the various exploration programs, a drill program was initiated on the property from September 2008-November 2008. This exploration program consisted of the following:
•   Prospecting over selected target areas with the aid of a mobile XRF analyzer
•   Ground-based scintillometer surveying over selected target areas
•   Diamond drilling of 31 holes over 4,073 metres
Based on early indications for vanadium on the property, another exploration program was initiated on the Green Giant Property during the spring of 2009.  The program (completed between April 2009-July 2009) consisted of an extensive X-Ray Fluorescence analysis (XRF) soil sampling program coupled with mechanical trenching and scintillometer surveys over possible areas of vanadium enrichment and new areas, defined by the soil XRF survey.

We initiated a vanadium drill program during September 2009-December 2009 consisting of the following:
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

Based on the results of the September 2009-December 2009 program, we conducted an additional exploration program on the property from April 2010-July 2010. This program consisted of the following activities:
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

In 2011, the identification of graphite in the Manga, Jaky and Mainty zones led our geologists to conduct a reconnaissance exploration program (Phase I program) on the properties in September, 2011.  The goal of this exploration program was to delineate new graphitic trends, and compare them to those associated with vanadium mineralization. This program consisted of the following activities:
•   Diamond drilling of 10 holes over 1,157.5 metres
•   Trenching (16 trenches for 1,912 metres)
•   Prospecting over selected target areas

An additional reconnaissance exploration program was conducted from November 2011-December, 2011 (Phase II program). The purpose of this program was to ascertain the industrial mineral potential on the Joint Venture Ground, and further drill testing of graphitic trends on the Green Giant Property. This program consisted of the following:
•   Diamond drilling of 20 holes over 2,842 metres
•   Prospecting over selected target areas
•   EM31 ground geophysical survey over selected target areas (160.5 km)

The discovery of graphite mineralization from the 2011 exploration programs resulted in the initiation of a resource delineation drill program from May 2012-August 2012. This program consisted of the following:
•   Trenching (18 trenches for 2,100 metres)
•   Diamond drilling of 41 diamond drill holes over 8,459 metres

The resource delineation drill program identified that graphite mineralization could be divided into a high grade zone (6 to 10% carbon) that produces small to large graphite flakes, and a low grade zone (4 to 6% carbon) that produces large to jumbo graphite flakes. A bulk sampling program was undertaken in May 2013 with the purpose of collecting two separate samples, in order to test the nature of the low-grade and high-grade deposits to see if they have different requirements. The two bulk samples were submitted for metallurgical test work, which is deemed to be representative of the future plant feed, and hence could be used for a Bankable Feasibility Study going forward. In order to be representative, an external geological consultant determined a sample size of 100 tonnes each was deemed sufficient. It is currently anticipated that this test work will likely be completed by the end of December 2013.

Madagascar Infrastructure
•   Road Access
Access to the Company’s Molo Graphite Deposit from Toliara, starts with a 70 km paved road to the village of Andranovory.  From Andranovory, secondary all-season roads continue to Betioky, a distance of 93 km.  From Betioky, the Molo Graphite Deposit can be reached from Ambatry to Fotadrevo, a distance of 105 km, for an overall total of 268 km, or from Betioky to Ejeda then onwards to Fotadrevo, a distance of 161 km, for an overall total of 324 km. The second route from Ejeda to Fotadrevo is used by heavy transport trucks and by all vehicles during portions of the rainy season, as the other route can become impassable. At the height of the rainy season, both routes to Fotadrevo may become impassable. From Fotadrevo, the Molo Graphite Deposit may be reached by a fairly well maintained dirt track.  The map below shows the road access to the Molo Graphite Deposit from the town of Toliara.

Map of Road Structure from Toliara to Fotadrevo

Air Access
With the upgrading of an existing airstrip at Fotadrevo to an all-weather airstrip during the 2008 exploration program, our Madagascar properties are accessible year-round by private aircraft out of Antananarivo, except under special circumstance caused by continuous or multiple days of heavy rain. Flying times to Fotadrevo are approximately 2.5 hours from Antananarivo and 45 minutes from Toliara.

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

The village of Fotadrevo, where our Company has its base camp, is located to the west of the Molo Graphite Deposit.  The village has been a labour source during our Company’s exploration programs, and will likely provide a portion of the workforce during future exploration and development. A few basic goods are commercially available in the village, however, the main centre for support of exploration and development are the cities of Toliara and Antananarivo. Two 40 kVA diesel-powered generators provide power to the camp facility.

A cellular telephone tower is located in Fotadrevo, which provides phone and internet coverage. No potable water is currently available within the project area. A well 123 millimetre in diameter has been drilled to a depth of 42 metres within the camp compound, which provides non-potable water for the camp.

Graphite Market and Pricing
Market Overview
According to Industrial Minerals magazine, the natural graphite market is 1,015,100 tonnes of which roughly 55% is flake and 45% is low grade amorphous (or 582,800 flake, 428,300 amorphous, 4,000 vein).  Graphite is produced globally, however China currently accounts for most of the graphite production with a market share of 77%.  Two tables listing the current major production countries of flake and amorphous graphite are below (Source: Natural Graphite Report 2012, Industrial Minerals, www.indmin.com):

Country	Flake output
China	380,000
Brazil	96,000
India	35,000
North Korea	30,000
Canada	21,000
Norway	8,000
Zimbabwe	5,000
Madagascar	4,000
Russia	2,000
Ukraine	1,500
Germany	300
Total	582,800

Country	Amorphous output
China	400,000
Austria	16,000
Mexico	12,000
Turkey	300
Total	428,300

China produces 77% of the world’s graphite, however most of its production is low grade amorphous. The graphite industry in China is undergoing fundamental reforms. China is protecting its domestic supply and has imposed a combined 37% export duty and value added tax.  Furthermore, China is consolidating and closing a large number of mines, between 180-200, to preserve graphite resources and address environmental concerns.

Current Demand
Graphite has many wide-ranging uses from refractories to anodes in batteries (Source: Natural Graphite Report 2012, Industrial Minerals, www.indmin.com)

Refractories, foundry and crucibles	39%
Metallurgy	28%
Parts and components	10%
Batteries	9%
Lubricants	9%
Other	5%

Future Demand
Batteries alone is the fastest growing market for graphite with growth between 15-25% a year (Source: Industrial Minerals, 2012) and future demand for graphite is expected through the uptake of lithium-ion batteries (Li-ion). There is 11 times more graphite in a Li-ion battery than there is lithium and demand for graphite in Li-ion batteries, specifically from the growth of the electric vehicle market, is expected to be significant. Other future demand drivers include pebble bed nuclear reactors, fuel cells, large-scale energy storage and graphene.

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

Source: Natural Graphite Report 2012, Industrial Minerals, www.indmin.com

Vanadium Market and Pricing
Source of this entire section: United States Geological Survey.  Data in metric tons of vanadium content unless otherwise noted

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

World Mine Production and Reserves
Production data for the United States were revised based on new company information.

	Mine production		Reserves(thousand
	2011	2012est	metric tons)
China	23,000	23,000	5,100
South Africa	22,000	22,000	3,500
Russia	15,200	16,000	5,000
United States	1,590	1,270	45
Other countries	1,600	1,600	not applicable
World total (approximate)	63,390	63,870	14,000

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

Permitting in Madagascar
Companies in Madagascar first apply for an exploration mining permit with the Bureau de Cadastre Minier de Madagascar (“BCMM”), a government agency falling under the authority of the Minister of Mines.  Permits are granted under usual circumstances are generally issued within a month.  The 2013 fees per square within a mining permit range from 89,800 Ariary to 359,000 Ariary (between $42 and $165 using a current exchange rate of 2,175 Madagascar Ariary = $1 USD).  The number of squares varies widely by claim number.  For the 2013 year, the Company paid approximately $350,000 to the BCMM to renew all of its claims in Madagascar.  This fee covered both the 100% owned Green Giant Property (6 claims) and the 75% owned Joint Venture Property (39 claims).  Each year the Company is required to pay a similar amount in order to maintain the claims in good standing.

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

For the Molo Graphite Deposit, 205 field duplicates were prepared. To check how close these were to the original samples, a plot of the original samples with a zero, five, and ten per cent difference of the original samples was created. The majority of the samples were within the 10% difference limit. The plot also shows a good correlation between the original value and the duplicate, as is evident from the regression line with an R2 value of 0.96.

Original  (“Orig”) versus Duplicate (“Dupe”) plots.

Next Steps
The Company is updating metallurgical test work from the May 2013 samples that were collected. A thorough review of the results of this information will determine whether additional resource expansion drilling is necessary. Further infill drilling may be required to upgrade any resource estimate that falls inside the pit design shell or to improve the geological confidence in the model and to upgrade the mineral resources.

Future Programs
The economic potential of the property rests upon the ability to extract graphite and/or vanadium using reasonable, potentially economic parameters. Initial metallurgical results indicate that an economic processing method is available to extract graphite. This will be determined within an updated Preliminary Economic Assessment anticipated for release in early 2014. The results of this study will dictate how our management proceeds with project development.

SAGAR PROPERTY

Property Description and Location
The Sagar Property comprises 383 blocks of claims in the Province of Québec, Canada.  The approximate centre of exploration activity is circa 56°22’ N latitude and circa 68° 00’ W longitude.  Details on the individual claims are available on-line at the Government of Québec’s Ministère des Resources Naturelles et de la Faune GESTIM website at https://gestim.mines.gouv.qc.ca.  This property can be accessed by air.

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

To be able to conduct an exploration project, our Company needs to obtain permits pertaining to water, forest management and waste disposal for any camp location set-up. These permits are obtained from various Quebec government ministries. This entire process takes approximately than one month to complete. With obtaining the required permits our Company is required to pay approximately CAD $200 per claim per annum.

When our Company is exploring, our power comes from a generator.  Management currently believes that water is ample as the property has a lake and several streams.  There are no bonding requirements relating to permits issued out of Quebec at the exploration stage.

Agreement
On May 2, 2006, we signed a letter of intent with Virginia Mines Inc. ("Virginia") for an option to acquire a 75% interest in 200 claims located in northern Québec, Canada. Virginia had the right and option to sell the remaining 25% interest in the property. This agreement was subject to a 2% NSR. Virginia had previously acquired a 100% interest in the property, subject to a 1% NSR on certain claims, and a 0.5% NSR on other claims. Virginia has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000. In order to exercise its option, we issued Virginia 2,000,000 of our common shares, 2,000,000 now expired common share purchase warrants and incurred exploration expenditures greater than $2,000,000 on the property before September 1, 2008. Further, on February 28, 2007 Virginia exercised its option to sell its remaining 25% interest on the property to us for 1,000,000 common shares valued at $1,219,000 and 1,000,000 now expired common share purchase warrants. As a result of these agreements, we now own a 100% interest in this property, subject to the noted NSR’s. We are currently up to date with all obligations required to maintain the property in good standing.

FERDERBER
Property Description and Location
We  acquired a 100% undivided right, title and interest in and to 19 mining claims (0036315, 0036316, 0036317, 0036318, 0036319, 0036320, 0036321, 0036322, 0036323, 0036324, 0036325, 0036326, 0036327, 0030649, 0030650, 0030640, 0030638, 0030612, 0030613) held by Peter Ferderber, covering an area of approximately 64 hectares located in the Central Labrador Trough Region of Québec, 13 of which are contiguous to our Sagar Property.  This property can be accessed by air.   In consideration of our receiving a 100% interest in these claims, subject to any NSR royalties, we paid Mr. Ferderber CAD$6,000, and issued 150,000 of our common shares and 75,000 now expired common share purchase warrants.  Mr. Ferderber retained a 1% NSR on this property and agreed that we shall have a first right of refusal to purchase the 1% NSR should Mr. Ferderber elect to sell the royalty. We are currently up to date with all obligations required to maintain the property in good standing.

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

You should carefully review the risk factors together with all other information contained in this Annual Report on Form 10-K, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. Our risk factors, including but not limited to the risk factors listed below, are as follows:

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
The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern.  Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception.  Since our inception, up to June 30, 2013, we had accumulated net losses of $75,073,641.  If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations.  If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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
Any adverse developments to the political situation in Madagascar could have a material effect on our Company’s business, results of operations and financial condition. Democratic elections in Madagascar are planned for 2013 but whether the elections calendar jointly established between the UN and the Elections Commissions can be maintained is uncertain. To date, our Company has not experienced and disruptions or been placed under any constraints in our exploration efforts due to the political situation in Madagascar. Depending on future actions taken by the transitional government, or any future government, our Company’s business operations could be impacted.

A roadmap, designed by the Southern African Development Community, was signed by the various political factions on September 17, 2011, a government of national unity was formed during November 2011 and the transition parliament was re-structured to include opposition members. An independent elections commission was established in April 2012. The African Union has endorsed this roadmap. This roadmap provides a path for democratic elections. At the date of this report, presidential elections were scheduled for October 25, 2013, while parliamentary elections and second-round presidential elections were set for December 20, 2013, as announced by the elections commission and the United Nations. The consequences of the outcome of these elections (or the further failure to hold them) may adversely affect our business plan and operations.

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
As a public company, we are subject to numerous legal and accounting requirements in both Canada and the United States of America that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis privately held and larger public competitors.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team needs to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Because we are quoted on the OTCQX instead of a national securities exchange in the United States, our U.S. investors may have more difficulty selling their stock or experience negative volatility on the market price of our stock in the United States.
In the United States, our common shares are quoted on the OTCQX. The OTCQX is marketed as an electronic exchange for high growth and early stage U.S. companies and a prospective “final step toward a NASDAQ or NYSE listing” (although no assurances can be provided that such change of market shall occur). Trades are settled and cleared in the U.S. similar to any NASDAQ or NYSE stock and trade reports are disseminated through Yahoo, Bloomberg, Reuters, and most other financial data providers. The OTCQX can be significantly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCQX as compared to a national securities exchange in the United States, such as the New York Stock Exchange, the NASDAQ Stock Market or the NYSE Amex. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. U.S. investors in our common shares may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our common shares. Accordingly, our U.S. shareholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common shares improves.

In addition to being quoted on the OTCQX, our common shares trade on the Toronto Stock Exchange (“TSX”), Canada’s national stock exchange, under the symbol EGZ and on the Frankfurt Exchange under the symbol YE5.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) could have a material adverse effect on our business and our operating results.
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
We depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business.  The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations.  Specifically, we rely on Richard E. Schler, our Chief Executive Officer, Craig Scherba, our President and Chief Operating Officer and Peter D. Liabotis, our Chief Financial Officer.  We do not maintain key man life insurance.  Should we lose any or all of their services and we are unable to replace their services with equally competent and experienced personnel, our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

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
Exploration for minerals is a speculative venture involving substantial risk. We cannot provide investors with any assurance that our claims and properties contain commercially exploitable reserves. The exploration work that we intend to conduct on our claims or properties may not result in the discovery of commercial quantities of graphite, vanadium, gold, uranium or other minerals. Uncertainties and unexpected occurrences are virtually given in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

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

Because access to our properties may be restricted by inclement weather or proper infrastructure, our exploration programs are likely to experience delays.
Access to most of the properties underlying our claims and interests is restricted due to their remote locations and because of weather conditions.  Some of our properties are only accessible by air.  As a result, any attempts to visit, test, or explore the property are generally limited to those periods when weather permits such activities.  These limitations can result in significant delays in exploration efforts, as well as mining and production efforts in the event that commercial amounts of minerals are found.  This could cause our business to fail.

As we undertake exploration of our claims and interests, we will be subject to the compliance of government regulation that may increase the anticipated time and cost of our exploration program.
There are several governmental regulations that materially restrict the exploration of minerals.  We will be subject to the mining laws and regulations in force in the jurisdictions where our claims are located, and these laws and regulations may change over time.  In order to comply with these regulations, we may be required to obtain work permits, post bonds, complete environmental assessments and perform remediation work for any physical disturbance to land.  While our planned budget for exploration programs includes a contingency for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program, or that our budgeted amounts are inadequate.

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
Insurance against environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production, has not been available generally in the mining industry.  We have no insurance coverage for most environmental risks.  In the event of a problem, the payment of environmental liabilities and costs would reduce the funds available to us for future operations.  If we are unable to full pay for the cost of remedying an environmental problem, we might be required to enter into an interim compliance measure pending completion of the required remedy.

We do not intend to pay dividends.
We do not anticipate paying cash dividends on our common shares in the foreseeable future.  We may not have sufficient funds to legally pay dividends.  Even if funds are legally available to pay dividends, we may nevertheless decide, in our sole discretion, not to pay dividends.  The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant.  There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Due to external market factors in the mining business, we may not be able to market any minerals that may be found.
The mining industry, in general, is intensely competitive.  Even if commercial quantities of minerals are discovered, we can provide no assurance to investors that a ready market will exist for the sale of these minerals.  Numerous factors beyond our control may affect the marketability of any substances discovered.  These factors include market fluctuations, the sale price of the minerals, the proximity and capacity of markets and processing equipment, and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, mineral importing and exporting and environmental protection.  The effect of these factors cannot be accurately predicted, but any combination of these factors may result in our not receiving an adequate return on invested capital.

Our performance may be subject to fluctuations in market prices of any minerals that we find.
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

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.
Recently there have been adverse conditions and uncertainty in the global economy as the result of unstable global financial and credit markets, inflation, and recession. These unfavorable economic conditions and the weakness of the credit market may continue to have, an impact on our Company’s business and our Company’s financial condition. The current global macroeconomic environment may affect our Company’s ability to access the capital markets may be severely restricted at a time when our Company wishes or needs to access such markets, which could have a materially adverse impact on our Company’s flexibility to react to changing economic and business conditions or carry on our operations.

Until we can full validate, the properties described herein have no known mineral reserves of any kind.
Further details regarding our Company’s properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on the Sagar Property in Northern Québec, on the Green Giant Property in Madagascar and on the Joint Venture Ground (Molo Graphite Deposit) in Madagascar, have been filed within our Company’s filings on Sedar at http://www.sedar.com (which website is expressly not incorporated by reference into this filing).

Climate change and related regulatory responses may impact our business.
Climate change as a result of emissions of greenhouse gases is a current topic of discussion and may generate government regulatory responses in the near future.  It is impracticable to predict with any certainty the impact of climate change on our business or the regulatory responses to it, although we recognize that they could be significant.  However, it is too soon for us to predict with any certainty the ultimate impact, either directionally or quantitatively, of climate change and related regulatory responses.

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

ITEM 1B. – UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. – PROPERTY
The Company’s executive offices are currently located at 520–141 Adelaide Street West, Toronto, Ontario, Canada M5H 3L5. These offices are leased on a month-to-month basis, and the Company’s current monthly rental payments are approximately CAD$10,000.

ITEM 3. – LEGAL PROCEEDINGS
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

ITEM 4. – MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
As of September 18, 2013, there were 192,554,321 common shares issued and outstanding and 66,609,695 common shares underlying outstanding options and warrants to purchase, or securities convertible into, our common shares. Our common shares are quoted on the OTCQX under the symbol “ENZR”, the TSX under the symbol “EGZ” and the Frankfurt Stock Exchange under the symbol “YE5”. On September 18, 2013 the last reported sale price for our common shares on the OTCQX and TSX was US$0. 15 and CAD$0.15 per share, respectively. The table below sets forth the high and low closing sale prices of our common shares for the fiscal quarters indicated as reported on the OTCQX and TSX. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	OTCBB / OTCQX (US$)		TSX / TSX-V (CDN$)
Period	High	Low	High	Low
Fiscal year ended June 30, 2014
First quarter ended September 30, 2013 (through September 18, 2013)	$0.28	$0.10	$0.23	$0.11
Fiscal year ended June 30, 2013
First quarter ended September 30, 2012	$0.41	$0.27	$0.39	$0.27
Second quarter ended December 31, 2012	$0.37	$0.29	$0.37	$0.29
Third quarter ended March 31, 2013	$0.34	$0.17	$0.34	$0.18
Fourth quarter ended June 30, 2013	$0.22	$0.12	$0.23	$0.11
Fiscal year ended June 30, 2013
First quarter ended September 30, 2011	$0.36	$0.18	$0.34	$0.17
Second quarter ended December 31, 2011	$0.26	$0.15	$0.23	$0.15
Third quarter ended March 31, 2012	$0.44	$0.17	$0.43	$0.165
Fourth quarter ended June 30, 2013	$0.48	$0.22	$0.48	$0.22
Fiscal year ended June 30, 2011
First quarter ended September 30, 2010	$0.33	$0.18	$0.34	$0.185
Second quarter ended December 31, 2010	$0.50	$0.195	$0.51	$0.20
Third quarter ended March 31, 2011	$0.585	$0.39	$0.63	$0.38
Fourth quarter ended June 30, 2011	$0.45	$0.30	$0.42	$0.285
Fiscal year ended June 30, 2010
First quarter ended September 30, 2009	$0.68	$0.14	N/A	N/A
Second quarter ended December 31, 2009	$0.64	$0.39	N/A	N/A
Third quarter ended March 31, 2010	$0.48	$0.29	N/A	N/A
Fourth quarter ended June 30, 2010	$0.45	$0.20	$0.49	$0.22

Our common shares commenced trading on the TSX-V on May 5, 2010. Our common shares ceased trading on the TSX-V and commenced trading on the TSX on June 16, 2011.  Our common shares commenced trading on the OTCQX on August 28, 2013.  Prior to that our common shares traded on the OTCBB.

Holders
As of September 23, 2013, there were approximately 2,500 holders of record of common shares.

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

Equity Compensation Plan Information
The following table sets forth information as of June 30, 2013 for (i) all compensation plans previously approved by the Company's security holders and (ii) all compensation plans not previously approved by the Company's security holders. Options reported below were issued under the Company's Amended 2006 Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	7,630,000	$0.15	5,080,000

Recent Issuances of Unregistered Securities
From July 1, 2011 through June 30, 2013, the Company issued the following unregistered securities:
•	On December 16, 2011 our Company issued 7,500,000 of our common shares valued at $1,350,000 as consideration for the Joint Venture Agreement with Malagasy Minerals Ltd.
•	On March 4, 2012, $69,000 was received through the exercise of 460,000 stock options at $0.15 per share.
•	On March 25, 2012, the Company closed a private placement with DRA whereby the Company raised a total of $635,000 by issuing 2,540,000 of our common shares at $0.25 per share.
•	During July 2012, $105,000 was received through the exercise of 700,000 stock options at $0.15 per share.
•	On July 13, 2012, we issued 1,695,000 stock options to directors, officers and consultants of the Company.
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
•
During March 2013, we closed a private placement raising CAD$2,358,000 (USD$2,307,035).  We issued 12,350,000 shares of common stock at prices between $0.18 and $0.20 per share. We paid a fee of $86,000 (USD$84,176) and issued 270,000 compensation common share purchase warrants.  Each compensation common share purchase warrant entitles the holder to purchase one common share at CAD$0.20.

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

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATION
Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein.  Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-K for the years ended June 30, 2013 and June 30, 2012, as well as the “Business” and “Risk Factors” sections within this Annual Report on Form 10-K.  The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.

Management’s Discussion and Analysis may contain various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-K, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company has adopted the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing and profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to: (1) our ability to raise additional funding; - the market price for graphite, vanadium, gold and uranium; (2) the results of our exploration programs and metallurgy analysis on our mineral properties; (3) the political instability in Madagascar; and (4) our ability to find joint venture and/or off-take partners for the development of our property interests.

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

Estimated Geological Budget
From the date of this report, and subject to availability of capital, our plan is to incur approximately $5,000,000 - $8,000,000 on exploration, anticipated but not guaranteed to be commenced on or before our Company’s fiscal year end of June 30, 2014, on our Madagascar properties and projected to be completed, subject to the availability of capital and any other unforeseen delays, by June 30, 2014. The following is a summary of the amounts budgeted to be incurred (presuming all $8,000,000 is required):

Bankable Feasibility Study (“BFS”) and metallurgy testing	$3,500,000
Infill drilling if required for the BFS.	$2,000,000
Building of a pilot plans	$2,000,000
Environmental impact study	$500,000
Total	$8,000,000

The above amounts may be updated based on actual costs and the timing may be delayed based on several factors, including the availability of capital to fund the budget. The source of funds required to complete the budgeted items disclosed above will come from private placements in the capital markets.

Although no assurances can be provided, the pilot plant is now projected to be built starting in November 2013.  The BFS process is currently ongoing and will continue through the fiscal year ending June 30, 2014.  Infill drilling has been budgeted and will tentatively commence in January-February 2014, if it is a necessary part of the BFS.

RESULTS OF OPERATIONS
We have had no operating revenues from inception on March 1, 2004 through to the year ended June 30, 2013. Our activities have been financed from the proceeds of securities subscriptions.  From inception, on March 1, 2004, through June 30, 2013, we raised net aggregate proceeds of $42,175,238 from private offerings of our securities and $1,075,500 through the exercise of common share purchase warrants and common stock purchase options.  For the year ended June 30, 2013, a total of $4,181,133 (June 30, 2012: $719,000) was raised through private offerings and the exercise of common stock purchase options.  $4,076,133 (June 30, 2012: $635,000) of this amount was raised through two private placements and $105,000 (June 30, 2012: $84,000) raised through the exercise of warrants and common stock purchase options.

For the period from inception, March 1, 2004, through June 30, 2013, we incurred a loss before income taxes of $75,073,641.  Expenses included $38,287,073 in mineral property and exploration costs and impairment losses on mineral properties.  These costs include acquisition costs relating to the Madagascar properties, Sagar properties and other abandoned properties.  We also incurred $7,163,819 in professional fees since inception including senior management, certain geological accounting, and legal consulting costs; general and administrative expenses of $7,875,094; stock based compensation valued at $24,175,544; net foreign exchange translation gains totaling $1,000,890; donated services and expenses of $18,750 and total other income (including interest) of $1,532,398.

The following are explanations for the material fluctuations during the year ended June 30, 2013 when compared to the year ended June 30, 2012:
•
Amounts spent on mineral properties totalled $3,720,735 (June 30, 2012: $8,309,874), a decrease of $4,589,139.  During the year ended June 30, 2012, we spent $3,770,129 (recorded within the statement of operations under impairment losses) to acquire the Joint Venture Property from Malagasy.  During fiscal 2013, we focused our efforts on metallurgy testing and analysis as opposed to drilling.  During fiscal 2012, we drilled 11,301 metres over two drill programs and completed trenching for 2,110 metres,  the costs of which exceeded $2,500,000. Following our accounting policies of expensing acquisition costs and exploration expenses on mineral properties as incurred, this amount increased the net loss for the year.

•
Professional fees totalled $1,663,965, down $137,694 from the year ended June 30, 2012 (a total of $1,801,659).  The decrease is due to both the nature of exploration and geological work performed during fiscal 2013 relative to fiscal 2012 ( i.e. less labour intensive consultants’ time surrounding the drill program and analysis of the subsequent drill results and the reduction in legal expenses incurred).  Fiscal 2012 had higher legal costs surrounding the acquisition of the Joint Venture Property from Malagasy.

•
General and administration relates to fees associated with running the Toronto office and the Madagascar operations on the property.  These costs decreased by $139,028 between periods (June 30, 2013: $1,348,641, June 30, 2012: $1,487,669). Significant costs within the fiscal 2012 amount include travel expenses for trips to the exploration site in Madagascar for the drill and trenching programs, trips to the capitals of Madagascar and Mauritius to meet government officials, including the Prime Minister and the Minister of Mines, trips to Europe for graphite conferences and meeting with investors and interested parties, and to Australia to negotiate and finalize the Malagasy Joint Venture Property agreement.  During fiscal 2013, travel to Madagascar decreased.

•
Investment income increased by $143,059 from $164,933 for the year ended June 30, 2012 to $307,992 for the year ended June 30, 2013. Returns on our  passive investments were the reason for this increase.

Liquidity, Capital Resources and Foreign Currencies
As at June 30, 2013, we had cash on hand of $825,100.  Our working capital was $378,489.  Subsequent to June 30, 2013 and as of the date of the report, we raised CAD$837,500 and USD$1,230,000 by issuing 16,950,001 of the Company’s common shares. In connection with the closing, the Company paid compensation consisting of a cash fee of CAD$57,750 and USD$18,000 and issued 552,000 broker common stock purchase warrants.  We hold a significant portion of cash reserves in Canadian dollars.  Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in translation gains or losses in US dollar terms.  If there was to be a significant decline in the Canadian dollar against the US dollar, the US dollar value of that Canadian dollar cash position presented on our balance sheet would also significantly decline.  If the US dollar significantly declines relative to the Canadian dollar, our quoted US dollar cash position would also significantly decline.  Such foreign exchange declines could cause us to experience losses.  In addition to paying expenses in Canadian dollars, we also pay expenses in South African Rand, Madagascar Ariary and Australian Dollars.  Therefore, we are subject to risks relating to movements in those currencies.

There are no assurances that we will be able to achieve further sales of common shares or any other form of additional financing.  If we are unable to achieve the financing necessary to continue the plan of operations, then we will not be able to continue our exploration and our venture will fail.

Capital Financing
•	From inception through June 30, 2004, we raised $59,750 through the issuance of 9,585,000 common shares.
•	For the year ended June 30, 2005, we did not raise any capital from new financings.
•	For the year ended June 30, 2006, we raised $795,250 through the issuance of 2,750,000 common shares and 2,265,000 common share purchase warrants.
•	For the year ended June 30, 2007, we raised $17,300,000 through the issuance of 34,600,000 common shares and 29,000,250 common share purchase warrants.
•	For the year ended June 30, 2008, we did not raise any capital from new financings.
•	For the year ended June 30, 2009, we raised $680,000 through the issuance of 6,800,000 common shares and 3,400,000 common share purchase warrants.
•	For the year ended June 30, 2010, we raised $6,500,000 through the issuance of 21,666,667 common shares and 21,666,667 common share purchase warrants.
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

•
For the year ended June 30, 2013, we raised net proceeds of $4,076,133 through the issuance of 18,157,142 common shares and 3,513,599 common share purchase warrants and $105,000, by issuing 700,000 common shares, through the exercise of common stock purchase options.

We will likely require additional funding during fiscal 2014, which will likely be in the form of equity financing from the sale of our common shares.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of common shares for additional phases of exploration.

Issuances of Securities
We have funded our business to date from sales of our securities.  During the year ended June 30, 2013 and since July 1, 2011, we have  issued the following unregistered securities:
•	On December 16, 2011, we issued 7,500,000 shares of common stock at $0.18 per share valued at $1,350,000 as consideration for the Joint Venture Agreement with Malagasy Minerals Ltd.
•	On March 4, 2012, $69,000 was raised through the exercise of 460,000 common stock purchase options at $0.15 per common share.
•
On March 25, 2012, we closed a private placement with DRA Minerals Inc. (“DRA”) whereby we raised a total of $635,000 by issuing 2,540,000 shares of common stock at $0.25 per common share. This results in DRA having a current equity position in our company. Under the terms of a Memorandum of Understanding signed during early 2012, DRA has the right to acquire up to a 5% equity position in our company through private placement. Future private placements will be done at market conditions.

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

CRITICAL ACCOUNTING POLICIES
Principals of Consolidation and Basis of Presentation
Our Company’s consolidated financial statements are expressed in US dollars and presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Our consolidated financial statements include the accounts of Energizer Resources Inc. and its wholly owned subsidiaries, Energizer Resources (Mauritius) Ltd., THB Ventures Ltd., Energizer Resources Madagascar Sarl, and Energizer Resources Minerals Sarl.  In addition, these consolidated financial statements include the Company's 75% interest in Madagascar-ERG Joint Venture (Mauritius) Ltd. and its 100% owned subsidiary ERG (Madagascar) Sarl.   All inter-company balances and transactions have been eliminated on consolidation.

Mineral Property Costs
Our Company has been in the exploration stage since its inception on March 1, 2004, and has not yet realized any revenues from its mineral operations.  The company follows the accounting policy of expensing all mineral property expenses as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing reserves, the costs then incurred to develop such property will be capitalized.  Such costs will be amortized using the units of production method over the estimated life of the reserve. If properties are abandoned or the carrying value is determined to be in excess of possible future recoverable amounts the Company will write off the appropriate amount.

Financial Instruments
The fair value of cash and cash equivalents, amounts receivable, marketable securities, and accounts payable and accrued liabilities were estimated to approximate their carrying values due to their short term nature.  The Company's exploration operations are primarily in Madagascar but also in Canada, which result in exposure to market risks from changes in foreign currency rates.  Financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.

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

Stock Based Compensation
The Company has a stock option plan.  All stock-based awards granted, including those granted to directors not acting in their capacity as directors, are accounted for using the fair value based method (the Black-Scholes model for valuing stock options).  The fair value of common stock purchase options granted is recognized as an expense within the income statement and a corresponding increase in shareholder equity.  Any consideration paid by eligible participants on the exercise of common stock purchase options is credited to capital stock.  The additional paid in capital amount associated with common stock purchase options is transferred to capital stock upon exercise.

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

RECENT ACCOUNTING PRONOUNCEMENTS
The following are recent accounting pronouncements, which may have an impact on the Company's future financial statements.  FASB has issued the following pronouncements.  The Company is currently evaluating the impact of ASC Topic - 210, ASC Topic - 740 and ASC Topic - 220.
•
"Balance Sheet (ASC Topic - 210): Disclosures about Offsetting Assets and Liabilities": ("ASU 2011-11") was issued during December 2011. FASB issued guidance on how to determine whether it is appropriate to offset or net certain assets and liabilities on the balance sheet and the additional disclosure that this entails. The guidance is effective annual periods beginning on or after January 1, 2013.

•
"Comprehensive Income (ASC Topic - 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income": ("ASU 2013-02") was issued during February 2013. FASB issued has guidance, which requires an entity to disclose in a single location the effects of reclassification out of accumulated other comprehensive income ("AOCI"). The guidance is effective prospectively for reporting periods beginning after December 31, 2013.

•
"Income Taxes (ASC Topic - 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists" ("ASU 2013-11) was issued during July 2013. FASB issued guidance on how to present an unrecognized tax benefit. The guidance is effective for annual periods beginning after December 15, 2013.

ITEM 7.A. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the development and mining of our mineral properties in Madagascar and Canada.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included, as part of this Form 10-K immediately following the signature page.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On May 13, 2013, the Company received notice that, effective June 1, 2013, MSCM LLP (“MSCM”) the Company’s independent registered public accountants, merged with MNP LLP (“MNP”). Most of the professional staff of MSCM continued with MNP either as employees or partners will continue their practice with MNP. On May 31, 2013, the Company’s Board of Directors approved the appointment of MNP as MSCM’s successor to continue as the Company’s independent registered public accountant for the fiscal year ending June 30, 2013.

ITEM 9A. – CONTROLS AND PROCEDURES
Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the deficiencies noted in our management’s report on internal controls and procedures over financial reporting, our principal executive officer and our principal financial officer concluded that, given the size of our Company and its finance department, our disclosure controls and procedures were not effective as of June 30, 2013.

Management’s report on internal control over financial reporting
Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base its assessment.  Based on this evaluation, we have concluded that, as of June 30, 2013, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as described below.

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

Changes in Internal Control over Financial Reporting
During the fiscal year ended June 30, 2013, no changes were made to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. – OTHER INFORMATION
None noted.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position of each executive officer and director the Company as at September 23, 2013.

Name	Age	Position
V. Peter Harder	61	Chairman of the Board of Directors and Director
Richard E. Schler	60	Chief Executive Officer and Director
Craig Scherba	41	President, Chief Operating Officer and Director
John Sanderson	78	Vice Chairman and Director
Peter D. Liabotis	43	Chief Financial Officer
J.A. Kirk McKinnon*	70	Director
Quentin Yarie	48	Director
Johann de Bruin	43	Director
Albert A. Thiess, Jr.	66	Director
*Mr. McKinnon resigned as Chief Executive Officer and Chairman of the Board of Directors on September 12, 2013.

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

V. Peter Harder, LL.D, M.A., B.A. (Hons) (Manotick, Canada):  Mr. Harder was appointed Chairman of the Board of Directors during September 2013 and has served as a director of our Company since July 2009. He is a Senior Policy Advisor to Denton Canada (“Dentons”), a Canadian national law firm and international affiliation.  Prior to joining Dentons, Mr. Harder was a long-serving Deputy Minister in the Government of Canada. First appointed a Deputy Minister in 1991, he served as the most senior public servant in a number of federal departments including Treasury Board, Solicitor General, Citizenship and Immigration, Industry and Foreign Affairs and International Trade. At Foreign Affairs, Mr. Harder assumed the responsibilities of the Personal Representative of the Prime Minister to three G8 Summits (Sea Island, Gleneagles and St. Petersburg).  Mr. Harder is also a director of Power Financial Corporation (TSX: PWF), IGM Financial Corporation (TSX: IGM), Telesat Canada, Northland Power Inc. (TSX: NPI), Timberwest Forest Company and Magna International Inc. (TSX: MG, NYSE: MGA).  In 2008, Mr. Harder was elected the President of the Canada China Business Council (CCBC).

Richard E. Schler, MBA (Toronto, Canada):  Mr. Schler was appointed Chief Executive Officer during September  2013 and previously has held senior positions with the Company, including the roles of Executive Vice-President and Chief Financial Officer since April 2006.  Mr. Schler has been a director since April 2006. Mr. Schler also currently serves as a director, Chief Operating Officer and Chief Financial Officer of MacDonald Mines Exploration Ltd., and Honey Badger Exploration Inc. as well as Executive Vice President of Red Pine Exploration Inc, all of which are resource exploration companies trading on the TSX - Venture Exchange headquartered in Toronto, Canada. Before joining these companies, Mr. Schler held various senior management positions with noted corporations. He has over 25 years of experience in the manufacturing sector. Mr. Schler is experienced in financial management and business operations and has been successful in raising funds in the capital markets.

Craig Scherba, P.Geol. (Oakville, Canada):  Mr. Scherba was appointed as our President and Chief Operating Officer during September 2012 and a director during January 2010.  Mr. Scherba served as Vice President, Exploration of the Company from January 2010 to September 2012. Mr. Scherba also serves as Vice President, Exploration of MacDonald Mines Exploration Ltd which is a resource exploration company trading on the TSX - Venture Exchange headquartered in Toronto, Canada..  In addition, Mr. Scherba was professional geologist with Taiga Consultants Ltd. (“Taiga”), a mining exploration consulting company from March 2003 to December 2009.  He was a managing partner of Taiga between January 2006 and December 2009.  Mr. Scherba has been a professional geologist (P. Geol.) since 2000, and his expertise includes supervising large Canadian and international exploration.  Mr. Scherba was an integral member of the exploration team that developed Nevsun Resources’ high grade gold, copper and zinc Bisha project in Eritrea. While at Taiga, Mr. Scherba served as the Company's Country and Exploration Manager in Madagascar during its initial exploration stage.

John Sanderson Q.C. (Vancouver, Canada):  Mr. Sanderson has been the Company’s Vice Chairman of the Board since October 2009 and a director of our Company since January 2009. Mr. Sanderson was Chairman of the Board of the Company from January 2009 to September 2009. Mr. Sanderson is a mediator, arbitrator, consultant and lawyer called to the bar in the Canadian provinces of Ontario and British Columbia. Mr. Sanderson’s qualifications to serve as a director include his many years of legal and mediation experience in various industries.  He has acted as mediator, facilitator and arbitrator in British Columbia, Alberta, Ontario and the Northwest Territories, in numerous commercial transactions, including insurance claims, corporate contractual disputes, construction matters and disputes, environmental disputes, inter-governmental disputes, employment matters, and in relation to aboriginal claims.  He is a member of mediation and arbitration panels with the British Columbia Arbitration and Mediation Institute, the British Columbia International Commercial Arbitration Centre & Mediate BC.

Peter D. Liabotis, CPA, CA (Oakville, Canada):  Mr. Liabotis was appointed as our Senior Vice President and Chief Financial Officer (“SVP & CFO”) during September 2012 and prior to that served Vice President – Finance of our Company from October 2009 to August 2012. Mr. Liabotis is currently the SVP & CFO of Red Pine Exploration Inc. and Vice President - Finance of MacDonald Mines Exploration Ltd., and Honey Badger Exploration Inc., all of which are resource exploration companies trading on the TSX - Venture Exchange.  From August 2008 to September 2009 Mr. Liabotis worked as controller for EFG Wealth Management (Canada).  From July 1998 through July 2008, Mr. Liabotis was the SVP & CFO of Olympia Capital, a Bermuda corporation leading the sale of this business to a French Bank.  Prior to July 1998, Mr. Liabotis worked for two years at PriceWaterhouseCoopers in Bermuda and two years with KPMG in Canada  Mr. Liabotis is a member of the Board of Directors of Honey Badger Exploration, Inc. Mr. Liabotis is a Chartered Professional Accountant (through the Chartered Professional Accountants of Ontario), received his Bachelor of Commerce, Honours from the University of Windsor and received his Bachelor of Arts from the Western University (in Ontario, Canada).

J.A. Kirk McKinnon (Brampton, Canada):  Mr. McKinnon served as Company’s Chairman and Chief Executive Officer from October 2009 until he resigned on September 12, 2013.  He has been a director since April 2006. Mr. McKinnon also served as the Company’s President and Chief Executive Officer from April 2006 to September 30, 2009. He brings over 25 years of senior management experience to the Company.  Until September 12, 2013, Mr. McKinnon served as CEO and President of MacDonald Mines Exploration Ltd., Red Pine Exploration Inc. and Honey Badger Exploration Inc. Prior to that, Mr. McKinnon held senior management positions with several high profile Canadian corporations, including Nestle Canada. Mr. McKinnon is well versed in business management and he has been very successful in raising funds in the capital markets.

Quentin Yarie, P.Geol. (Toronto, Canada):  Mr. Yarie has served as a director of our Company since 2008. Mr. Yarie is an experienced geophysicist and a successful entrepreneur with over 20 years’ experience in mining and environmental/engineering.  Mr. Yarie has project management and business development experience as he has held positions of increasing responsibility with a number of Canadian-based geophysical service providers. Since January 2010, Mr. Yarie has been Senior Vice President Exploration for MacDonald Mines Exploration Ltd, Red Pine Exploration Inc. and Honey Badger Exploration Inc all listed on the TSX-Venture Exchange headquartered in Toronto, Canada.  From October 2007 to December 2009, Mr. Yarie was a business development officer with Geotech Ltd, a geo-physical airborne survey company. From September 2004 to October 2007, Mr. Yarie was a senior representative of sales and business development for Aeroquest Limited. From 1992-2001, he was a partner of a specialized environmental and engineering consulting group where he managed a number of large projects including the ESA of the Sydney Tar Ponds, the closure of the Canadian Forces Bases in Germany and the Maritime and Northeast Pipeline project.

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

Audit Committee and Audit Committee Financial Expert
The Company has an audit committee comprised of John Sanderson, Peter Harder and Albert A. Thiess, Jr., all of whom are financially literate.  Each are independent directors as they do not have involvement in the day-to-day operations of the Company. The audit committee is a key component of the Company’s commitment to maintaining a higher standard of corporate responsibility.

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

•
discuss the annual audited financial statements and the quarterly unaudited financial statements with management and, if necessary the independent auditor prior to their filing with the SEC in the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

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

Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended June 30, 2013, beneficial owners and executives complied with Section 16(a) filing requirements applicable to them.

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

ITEM 11. – EXECUTIVE COMPENSATION

Summary Compensation
The table below sets forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our principal executive officer and four other most highly compensated executive officers who received compensation over $100,000 for the fiscal year ended June 30, 2013 (collectively, the “Named Executive Officers” or “NEO”):

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) NOTE 6	Option Awards ($)	Non Equity Inventive Plan Compensation ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compens-ation ($) NOTE 1	Total ($) NOTE 1
J.A. Kirk	2013	268,360 (5)	0	0	0	0	0	380,118 (1)	648,478 (1)
McKinnon, CEO	2012	248,207 (4)	0	0	0	0	0	739,062 (1)	987,269 (1)
and Director*	2011	261,810 (3)	0	0	0	0	0	0	261,810

Richard E. Schler,	2013	197,008 (5)	0	0	0	0	0	280,428 (1)	477,438 (1)
Executive Vice-	2012	201,407 (4)	0	0	0	0	0	557,033 (1)	758,440 (1)
President and Director **	2011	189,490 (3)	0	0	0	0	0	0	189,490

Craig Scherba	2013	130,000 (5)	0	0	0	0	0	134,700 (1)	264,700 (1)
President, COO and	2012	105,214 (4)	0	0	0	0	0	260,035 (1)	365,249 (1)
Director	2011	71,048 (3)	0	0	0	0	0	0	71,048

Brent Nykoliation,	2013	190,009 (5)	0	0	0	0	0	125,720 (1)	315,729 (1)
Senior Vice	2012	162,085 (4)	0	0	0	0	0	275,345 (1)	437,430 (1)
President	2011	99,488 (3)	0	0	0	0	0	0	99,488

Peter D. Liabotis,	2013	171,500 (5)	0	0	0	0	0	98,780 (1)	270,280 (1)
SVP & Chief	2012	168,764 (4)	0	0	0	0	0	247,975 (1)	416,739 (1)
Financial Officer	2011	67,309 (3)	0	0	0	0	0	0	67,309
*	Mr. McKinnon resigned as Chief Executive Officer and Chairman of the Board of Directors on September 12, 2013.
**	Mr. Schler was appointed Chief Executive Officer on September 19, 2013.

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

(2)	Shares valued at $0.17 per share based on quoted market price issued to these individuals and/or to companies controlled by them.
(3)	Consulting fees paid and accrued for the fiscal year ended June 30, 2011.
(4)	Salary and/or consulting fees paid and accrued for the fiscal year ended June 30, 2012.
(5)	Salary and/or consulting fees paid and accrued for the fiscal year ended June 30, 2013.
(6)
The amounts, if any, in the “Stock Awards” column of the “Summary Compensation” table have been calculated based upon the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 and there are no awards subject to performance conditions.

Employment Agreements
The Company does not have an employment agreement or consulting agreement with Messrs. McKinnon, Schler, Scherba, Liabotis or Nykoliation. Each receives consulting fees and/or monthly salaries. Mr. McKinnon resigned as Chief Executive Officer and Chairman of the Board of Directors on September 12, 2013. Mr. Schler was appointed Chief Executive Officer on September 19, 2013. Mr. McKinnon received approximately CAD$15,000 per month. Messrs. Scherba, Schler, Liabotis and Nykoliation receive approximately CAD$12,000 per month, although the compensation varies from month to month depending on various factors.

Outstanding Stock Options and Stock Appreciation Rights Grants
Outstanding stock options granted to Named Executive Officers (“NEO’s”) and Directors as at June 30, 2013 are as follows:
	Option Awards
Name	No. of Securities Underlying Unexercised Options Exercisable (#)	No. of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
J.A. Kirk McKinnon, NEO	225,000 1,150,000 675,000 575,000 650,000 1,420,000 975,000 800,000	0	0	0.352 0.395 0.30 0.20 0.21 0.28 0.29 0.21	Sept 2, 2013 May 11, 2016 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 July 13, 2016 February 27, 2018
Richard E. Schler, NEO	875,000 200,000 1,100,000 600,000 225,000 200,000 1,340,000 675,000 650,000	0	0	0.15 0.352 0.395 0.30 0.20 0.21 0.28 0.29 0.21	July 11, 2012 Sept 2, 2013 May 11, 2016 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 July 13, 2016 February 27, 2018
Craig Scherba, NEO	250,000 350,000 200,000 200,000 400,000 750,000	0	0	0.395 0.30 0.20 0.21 0.28 0.21	May 11, 2016 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 February 27, 2018
Brent Nykoliation, NEO	400,000 450,000 200,000 200,000 350,000 700,000	0	0	0.395 0.30 0.20 0.21 0.28 0.21	May 11, 2016 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 February 27, 2018
Peter D. Liabotis, NEO	250,000 350,000 200,000 200,000 350,000 550,000	0	0	0.395 0.30 0.20 0.21 0.28 0.21	May 11, 2016 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 February 27, 2018
The Company has no stock appreciation rights.

Outstanding Stock Awards at Year End
The outstanding equity awards as at June 30, 2013 are as follows:
	Stock awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
J.A. Kirk McKinnon, NEO	0	0	0	0
Richard E. Schler, NEO	0	0	0	0
Craig Scherba, NEO	0	0	0	0
Brent Nykoliation, NEO	0	0	0	0
Peter D. Liabotis, NEO	0	0	0	0

Options Exercises and Stocks Vested
Options exercised and stocks vested as at June 30, 2013 are as follows:
Name	Option awards		Stock awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Investing ($)
J.A. Kirk McKinnon, NEO	0	0	0	0
Richard E. Schler, NEO	0	0	0	0
Craig Scherba, NEO	0	0	0	0
Brent Nykoliation, NEO	0	0	0	0
Peter D. Liabotis, NEO	0	0	0	0

Grants of Plan-Based  Awards
Grants of plan-based awards are as follows:
		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock	All other option awards: Number of securities underlying	Exercise or base price of option	Grant date fair value of stock and
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or units (#)	options (#)	awards ($/Sh)	option awards
J.A. Kirk McKinnon, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Richard E. Schler, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Craig Scherba, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Brent Nykoliation, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Peter D. Liabotis, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Reference – Grant Date - n/a = not applicable.

Non Qualified Deferred Compensation
As at June 30, 2013, the Company had no formalized deferred compensation plan.
Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
J.A. Kirk McKinnon, NEO	0	0	0	0	0
Richard E. Schler, NEO	0	0	0	0	0
Craig Scherba, NEO	0	0	0	0	0
Brent Nykoliation, NEO	0	0	0	0	0
Peter D. Liabotis, NEO	0	0	0	0	0

Golden Parachute Compensation
As at June 30, 2013, the Company had no arrangements in place relating to the termination of employees.
Name	Cash ($)	Equity ($)	Pension/NQDC ($)	Perquisites/benefits ($)	Tax reimbursement ($)	Other ($)	Total ($)
J.A. Kirk McKinnon, NEO	0	0	0	0	0	0	0
Richard E. Schler, NEO	0	0	0	0	0	0	0
Craig Scherba, NEO	0	0	0	0	0	0	0
Brent Nykoliation, NEO	0	0	0	0	0	0	0
Peter D. Liabotis, NEO	0	0	0	0	0	0	0

Long-Term Incentive Plan Awards Table
There are no Long-Term Incentive Plans in place at this time.

Aggregated Option Exercises and Fiscal Year-End Option Values
On March 9, 2006, the Company filed a Form S-8 registration statement for its Stock Option Plan (the “Plan”) allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares. On December 18, 2006, February 16, 2007, July 11, 2007, September 29, 2009, May 3, 2011, March 1, 2012 and February 27, 2013, the Plan was amended to increase the stock option pool by a total of 30,500,000 additional common shares.  The following table summarizes the continuity of the Company’s stock options:
	Number of Shares	Weighted average exercise price ($)
Outstanding June 30, 2011	14,130,000	0.29
Granted	15,845,000	0.27
Exercised	(510,000)	0.16
Expired	(2,475,000)	0.15
Cancelled	(3,300,000)	0.31
Outstanding, June 30, 2012	23,690,000	0.29
Granted	7,595,000	0.23
Exercised	(700,000)	0.15
Expired	(1,695,000)	0.15
Cancelled	(1,750,000)	0.32
Outstanding, June 30, 2013	27,140,000	0.28

Additional information regarding options outstanding as at June 30, 2013 is as follows:
	Outstanding			Exercisable
Exercise Price	Number of shares	Weighted average life in years	Weighted average exercise price	Number of shares	Weighted average exercise price
0.352	750,000	0.18	0.352	750,000	0.352
0.395	4,850,000	0.86	0.395	4,850,000	0.395
0.30	3,750,000	3.01	0.30	3,750,000	0.30
0.29	1,695,000	3.04	0.29	1,695,000	0.29
0.20	1,850,000	3.32	0.20	1,850,000	0.20
0.21	2,240,000	3.42	0.21	2,240,000	0.21
0.28	5,925,000	3.69	0.28	5,925,000	0.28
0.23	180,000	3.90	0.23	180,000	0.23
0.21	5,900,000	4.67	0.21	5,900,000	0.21

The following are changes in the number of stock options outstanding subsequent to the Company’s June 30, 2013 year end, and as of the date of this report:
•	On July 9, 2013, 1,255,000 stock options were issued at an exercise price of $0.11 for a term of 5 years.
•	On July 31, 2013, 150,000 stock options were cancelled.
•	On September 2, 2013, 750,000 stock options were cancelled.
•	On September 18, 2013, 750,000 stock options were issued at an exercise price of $0.15 for a term of 5 years.
As a result of these transactions, 28,245,000 stock options were outstanding as of the date of this report.

Compensation of Directors
Directors who provide services to the Company in other capacities has been previously reported under “Summary Compensation”.  The following table summarizes compensation paid to or earned by our directors who are not Named Executive Officers for their service as directors of our company during the fiscal year ended June 30, 2013.
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total (1) ($)
John Sanderson, Director	0	0	17,960 (1)	0	0	0	17,960 (1)
Quentin Yarie, Director	39,000	0	53,880 (1)	0	0	0	92,880 (1)
V. Peter Harder, Director	0	0	49,390 (1)	0	0	0	49,390 (1)
Johann de Bruin, Director	0	0	17,960 (1)	0	0	0	17,960 (1)
Albert A. Thiess, Jr, Director	0	0	17,960 (1)	0	0	0	17,960 (1)
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
As of June 30, 2013, the Company had no pension or retirement plans.
Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
J.A. Kirk McKinnon, NEO	not applicable	0	0	0
Richard E. Schler, NEO	not applicable	0	0	0
Craig Scherba, NEO	not applicable	0	0	0
Brent Nykoliation, NEO	not applicable	0	0	0
Peter D. Liabotis, NEO	not applicable	0	0	0

Equity Compensation Plan Information
The following table sets forth information as of June 30, 2013 for all compensation plans not directly approved by the Company's security holders but issued pursuant to the shareholder approved Amended and Restated Stock Option Plan. Options reported below were issued under the Company's Plan.
Option Awards as of June 30, 2013
Name	No. of Shares of Common Stock Underlying Unexercised Common Stock Purchase Options Exercisable (#)	Date of Grant	Additional Consideration to be Received Upon Exercise or Material Conditions required to Exercise	Option Exercise Price ($)	Value Realized if Exercised ($) *	Option Expiration Date
J.A. Kirk McKinnon, NEO	225,000 1,150,000 675,000 575,000 650,000 1,420,000 975,000 800,000	September 2, 2009 May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012 July 13, 2012 February 27, 2013	None. None. None. None. None. None. None. None.	0.352 0.395 0.30 0.20 0.21 0.28 0.29 0.21	Expired 0 0 0 0 0 0 0	Sept 2, 2013 May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 July 13, 2017 Feb 27, 2018
Richard E. Schler, NEO	200,000 1,100,000 600,000 225,000 200,000 1,340,000 675,000 650,000	September 2, 2009 May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012 July 13, 2012 February 27, 2013	None. None. None. None. None. None. None. None.	0.352 0.395 0.30 0.20 0.21 0.28 0.29 0.21	Expired 0 0 0 0 0 0 0	Sept 2, 2013 May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 July 13, 2017 Feb 27, 2018
Craig Scherba, NEO	250,000 350,000 200,000 200,000 400,000 750,000	May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012 February 28, 2013	None. None. None. None. None. None.	0.395 0.30 0.20 0.21 0.28 0.21	0 0 0 0 0 0	May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018
Brent Nykoliation, NEO	75,000 400,000 450,000 200,000 200,000 350,000 700,000	September 2, 2009 May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012 February 27, 2013	None. None. None. None. None. None. None.	0.352 0.395 0.30 0.20 0.21 0.28 0.21	Expired 0 0 0 0 0 0	Sept 2, 2013 May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018
Peter D. Liabotis, NEO	250,000 350,000 200,000 200,000 350,000 550,000	May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012 February 27, 2013	None. None. None. None. None. None.	0.395 0.30 0.20 0.21 0.28 0.21	0 0 0 0 0 0	May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018
Quentin Yarie, Director	50,000 250,000 300,000 50,000 150,000 300,000 300,000	September 2, 2009 May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012 February 28, 2013	None. None. None. None. None. None. None.	0.352 0.395 0.30 0.20 0.21 0.28 0.21	Expired 0 0 0 0 0 0	Sept 2, 2013 May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018
V. Peter Harder, Director	250,000 225,000 25,000 75,000 100,000 275,000	May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012 February 28, 2013	None. None. None. None. None. None.	0.395 0.30 0.20 0.21 0.28 0.21	0 0 0 0 0 0	May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018
John Sanderson, Director	50,000 200,000 125,000 50,000 50,000 100,000 100,000	September 2, 2009 May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012 February 27, 2013	None. None. None. None. None. None. None.	0.352 0.395 0.30 0.20 0.21 0.28 0.21	Expired 0 0 0 0 0 0	Sept 2, 2013 May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018
Johann de Bruin, Director	200,000 100,000	March 7, 2012 February 27, 2013	None. None.	0.28 0.21	0 0	March 7, 2017 Feb 27, 2018
Albert A. Thiess, Jr., Director	180,000 100,000	May 23, 2012 February 27, 2013	None. None.	0.23 0.21	0 0	May 23, 2017 Feb 27, 2018
*Based on a closing price of US$0.12 on Friday June 28, 2013 and presuming all options are exercised.

Option Awards as of June 30, 2013
Name	No. of Shares of Common Stock Underlying Unexercised Common Stock Purchase Options Exercisable (#)	Date of Grant	Additional Consideration to be Received Upon Exercise or Material Conditions required to Exercise	Option Exercise Price ($)	Option Expiration Date
Named Executive Officers which includes all current executive officers, as a group on June 30, 2013 (5 persons) - J.A. Kirk McKinnon*; Richard E. Schler**; Craig Scherba; Brent Nykoliation; Peter D. Liabotis
	500,000 3,150,000 2,425,000 1,400,000 1,450,000 3,860,000 1,650,000 3,450,000	September 2, 2009 May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012 July 13, 2012 February 27, 2013	None. None. None. None. None. None. None. None.	0.352 0.395 0.30 0.20 0.21 0.28 0.29 0.21	Sept 2, 2013 May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 July 13, 2017 Feb 27, 2018
Total NEO’s on June 30, 2013, as a group (5 persons)		17,885,000 (including 500,000 options that expired unexercised on Sept 2, 2013)
All current Directors who are not NEO’s or executive officers as a group on June 30, 2013 (5 persons) - Quentin Yarie; V. Peter Harder; John Sanderson; Johann de Bruin; Albert A. Thiess, Jr.	100,000 700,000 650,000 125,000 275,000 700,000 180,000 875,000	September 2, 2009 May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012 May 23, 2012 February 27, 2013	None. None. None. None. None. None. None. None.	0.352 0.395 0.30 0.20 0.21 0.28 0.23 0.21	Sept 2, 2013 May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 May 23, 2017 Feb 27, 2018
Total all current Directors who are not NEO’s or executive officers as a group on June 30, 2013(5 persons)		3,605,000
All Directors (8 persons)	525,000 3,200,000 2,275,000 1,125,000 1,325,000 3,860,000 180,000 1,650,000 4,325,000	September 2, 2009 May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012 May 23, 2012 July 13, 2012 February 27, 2013	None. None. None. None. None. None. None. None. None.	0.352 0.395 0.30 0.20 0.21 0.28 0.23 0.29 0.21	Sept 2, 2013 May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 May 23, 2017 July 13, 2016 Feb 27, 2018
Total All nominees for Directors (8 persons)		17,215,000 (including 525,000 that expired unexercised on Sept 2, 2013)
All employees (excluding all Named Executive Officers as they also serve as executive officers and Directors) as a group on June 30, 2013	75,000 425,000 225,000 185,000 335,000 600,000 650,000	September 2, 2009 May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012 February 27, 2013	None. None. None. None. None. None. None.	0.352 0.395 0.30 0.20 0.21 0.28 0.21	Sept 2, 2013 May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018
Total employees (excluding all NEO’s as they serve as executive officers) as a group on June 30, 2013		2,475,000 (less 75,000 that expired unexercised on Sept 2, 2013)
Outstanding Options as of June 30, 2013 (all parties)	750,000 4,850,000 3,750,000 1,850,000 2,240,000 5,925,000 180,000 1,695,000 5,900,000	September 2, 2009 May 11, 2010 July 1, 2011 October 24, 2011 December 1, 2011 March 7, 2012 May 23, 2012 July 13, 2013 February 27, 2013	None. None. None. None. None. None. None. None. None.	0.352 0.395 0.30 0.20 0.21 0.28 0.23 0.29 0.21	Sept 2, 2013 May 11, 2014 July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 May 23, 2017 July 13, 2016 Feb 27, 2018
Total Options as of June 30, 2013 (all parties)		27,140,000 (less 750,000 that expired unexercised on Sept 2, 2013)
*       Mr. McKinnon resigned as Chief Executive Officer and Chairman of the Board of Directors on September 12, 2013.
**     Mr. Schler was appointed Chief Executive Officer on September 19, 2013.

In addition, please note the following:
•
There are no associates of any such directors, executive officers, or nominees to that have or are to receive options or any other person who received or is to receive 5 percent of such options, warrants or rights

•	All of the stock options in the above noted table are convertible into common stock.
•	The exercise price of all of the stock options noted above were based on the closing price the date before the granting of the stock option.
•	There are no cashless or other provisions aside from the right for the holder of the stock option to exercise.
•	All NEO’s provide the Company services on an ongoing basis.
•	Messrs Yarie, Harder, Sanderson, de Bruin and Thiess provide director services on an ongoing basis.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFITICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding beneficial ownership of our common shares as of September 18 , 2013, by: (i) each person who is known by the Company to own beneficially more than 5% of our common shares; (ii) each director of the Company; (iii) each of the Named Executive Officers; and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose.  The Company believes that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.  The “Number of Common Shares Beneficially Owned” in calculated based on total shares held plus warrants held (plus stock options entitled to exercise).  The aggregate of these items, which totals 224,144,920, will be used as the denominator for the percentage calculation below.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares Beneficially Owned(1)
J.A. Kirk McKinnon, Chairman, CEO & Director 46 Ferndale Crescent Brampton, Ontario, Canada (2) (13)*	10,502,000	4.69%
Richard E. Schler, Executive Vice President & Director 80 Greybeaver Trail Toronto, Ontario, Canada (3) (13)**	9,090,000	4.06%
John Sanderson, Vice-Chairman & Director 1721 – 27th Street West Vancouver, BC, Canada (4) (10) (13)	900,000	0.40%
Quentin Yarie, Director 196 McAllister Road North York, Ontario (5) (13)	1,775,000	0.80%
V. Peter Harder, Director 5538 Pattapiece Crescent Manotick, Ontario, Canada (6) (10) (13)	1,325,000	0.59%
Craig Scherba, President & Director 1480 Willowdown Road, Oakville, Ontario, Canada (7) (13)	2,330,000	1.04%
Johann de Bruin, Director 1283 Dunwoodie Ave Pretoria, South Africa (8) (13)	300,000	0.13%
Albert A. Thiess, Jr., Director 8 Lawson’s Pond Court Bluffton, SC, USA (9) (10) (13)	405,000	0.18%
Peter D. Liabotis, SVP and CFO 2261 Rockingham Drive, Oakville, Ontario, Canada (11) (13)	2,181,000	0.97%
Brent Nykoliation, SVP 161 Fallingbrook Road Toronto, Ontario, Canada (12) (13)	3,150,000	1.41%
All directors and executive officers as a group (10 persons) (12)	31,958,000	14.27%
*       Mr. McKinnon resigned as Chief Executive Officer and Chairman of the Board of Directors on September 12, 2013.
**     Mr. Schler was appointed Chief Executive Officer on September 19, 2013.

Sources – www.sedi.ca, U.S. regulatory filings, internal schedules and the Company’s registered shareholder list.
(1)
Denominator used for calculation is 224,144,920.  Based on total issued and outstanding common shares of 192,554,321 plus warrants outstanding of 4,095,599 plus common stock purchase common stock purchase options outstanding of 27,495,000 as of September 9, 2013.

(2)
Total include items held by “Badger Resources Inc.”, a related company plus certain family members holdings.  Includes 4,087,000 common shares and 6,415,000 common stock purchase options exercisable between $0.11 and $0.395 per share with expiry dates between May 14, 2014 and July 9, 2018.

(3)
Total include items held by “Sarmat Resources Inc.”, a related company, plus certain family members. holdings  Includes 4,130,000 common shares and 4,960,000 common stock purchase options exercisable between $0.11 and $0.395 per share with expiry dates between May 14, 2014 and July 9, 2018.

(4)	Total includes 250,000 common shares and 650,000 common stock purchase options exercisable between $0.11 and $0.395 per share with expiry dates between May 14, 2014 and July 9, 2018.
(5)	Total includes 325,000 common shares and 1,450,000 common stock purchase options exercisable between $0.11 and $0.395 per share with expiry dates between May 14, 2014 and July 9, 2018.
(6)	Total includes 350,000 common shares and 975,000 common stock purchase options exercisable between $0.11 and $0.395 per share with expiry dates between May 14, 2014 and July 9, 2018.
(7)	Total includes 2,330,000 common stock purchase options exercisable between $0.11 and $0.395 per share with expiry dates between May 14, 2014 and July 9, 2018.
(8)	Total includes 300,000 common stock purchase options exercisable between $0.21 and $0.28 per share with expiry dates between March 7, 2017 and February 28, 2018.
(9)	Total includes 100,000 common shares and 305,000 common stock purchase options exercisable between $0.11 and $0.23 per share with expiry dates between May 23, 2017 and July 9, 2018.
(10)	Members of the Audit Committee.
(11)	Total includes 131,000 common shares and 2,050,000 common stock purchase options exercisable between $0.11 and $0.395 per share with expiry dates between May 14, 2014 and July 9, 2018.
(12)	Total includes 675,000 common shares and 2,475,000 common stock purchase options exercisable between $0.11 and $0.395 per share with expiry dates between May 14, 2014 and July 9, 2018.
(13)	Parties whose shareholdings are a part of the total of “All directors and executive officers as a group (10 persons)”.

Changes in Control
We are not aware of any arrangements that may result in a change in control of the Company.

Description of Capital Structure

General
Our authorized capital stock consists of 450,000,000 shares of common stock, par value $ 0.001.

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

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Except as noted under the section entitled “Executive Compensation” and below, none of the following parties, has any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction with us that has or will materially affect us: (1) any of our directors or officers;  (2) any person proposed as a nominee for election as a director; (3) any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; (4) any of our promoters;  and (5) any relative or spouse of any of the foregoing persons who has the same house as such person.

Parties are related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making operating and financial decisions. Parties are also related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. Related party transactions that are in the normal course of business and have commercial substance are measured at the exchange amount. The following directors were independent under the independence standards of both the Toronto Stock Exchange and the NYSE Amex during the past fiscal year: Albert A. Thiess, Jr., Peter Harder and John Sanderson.

Given the size of the Company, the only formal committee in place is an audit committee. The following independent directors serve on the audit committee: John Sanderson, Peter Harder and Albert A. Thiess, Jr.

The following are the related party transactions of our Company for the year ended June 30, 2013:

a)
The Company incurred a total of $119,495 (June 30, 2012: $74,550) in office administration and rent expense from a public company related by common management, Red Pine Exploration Inc (“RPX”).  The following is each NEO’s holdings in RPX (Source: www.sedi.ca as of September 9, 2013).

Name	Title at Energizer	Title at Red Pine	Shares Held in RPX	% Ownership of RPX
Kirk McKinnon*	Director, CEO & Chairman*	Director, Former CEO & Chairman	7,587,500	4.8%
Craig Scherba	Director, President & COO	Chief Geologist	210,000	0.1%
Richard Schler**	Director, Executive VP**	Director, Executive VP	5,991,000	3.8%
Peter Liabotis	CFO	CFO	1,000,000	0.6%
Brent Nykoliation	Senior VP	Director	1,290,952	0.8%
Total			16,079,452	10.1%
*        Mr. McKinnon resigned as Chief Executive Officer and Chairman of the Board of Directors on September 12, 2013.
**      Mr. Schler was appointed Chief Executive Officer on September 19, 2013.

b)
5,275,000 (June 30, 2012: 9,600,000) stock options were issued to related parties during the period with exercise prices between $0.21 and $0.29 (June 30, 2012: $0.20 to $0.30).  These stock options valued at $1,051,175 (June 30, 2012: $2,181,213) were issued to directors and officers of the Company. The following stock options were received during the year by each related party:

Date of Grant	13-Jul-12	27-Feb-13
Expiry Date	13-Jul-16	27-Feb-18
Exercise Price	$0.29	$0.21	TOTAL
Kirk McKinnon	975,000	800,000	1,775,000
Richard Schler	675,000	650,000	1,325,000
Craig Scherba	-	750,000	750,000
Quentin Yarie	-	300,000	300,000
Peter Harder	-	275,000	275,000
John Sanderson	-	100,000	100,000
Johann de Bruin	-	100,000	100,000
Albert Thiess	-	100,000	100,000
Brent Nykoliation	-	700,000	700,000
Peter Liabotis	-	550,000	550,000
TOTAL	1,650,000	4,325,000	5,975,000

c)
The Company incurred $956,877 (June 30, 2012: $717,886) in administrative, management and consulting fees to directors and officers.  Kirk McKinnon received $268,360, Richard Schler received $197,008, Craig Scherba received $130,000 and Brent Nykoliation received $190,009 and Peter Liabotis received $171,500.

d)
The Company incurred $928,982 (June 30, 2012: $1,137,725) in charges from a mining and engineering firm, DRA,  in which one of the Company's directors, Johann de Bruin, Pr. Eng, serves as a senior officer and a director for.

The following are the related party balances for the year ended June 30, 2013:
a)	Related party balances of $42,908 (June 30, 2012: $34,319) in prepaid expenses.
b)
The Company has recorded a short term loan to a related party company, Red Pine Exploration Inc, a company related by common management, (see Item 10 for management involved in Red Pine Exploration Inc.), listed on the TSX-V totaling $136,999 (June 30, 2012: $258,416).  This loan is interest bearing at a rate of 3% and is expected to be paid back within the next 12 months. $300,000 was loaned during January 2012 and represents the highest outstanding balance.  $171,667, all principal, has been paid back on the loan since inception through June 30, 2013.  As of August 31, 2013, $124,716 remains outstanding.  $191,667 has been paid since the loan’s inception, all of it principal.  Accrued interest due totals $9,716 as at August 31, 2013.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the website at http://www.sec.gov. The public may also read and copy any document we file with the SEC at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We maintain a website at http://www.energizerresources.com, (which website is expressly not incorporated by reference into this filing). Information contained on our website is not part of this report on Form 10-K.

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

Our bylaws provide that we will advance all expenses incurred to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suite or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was our director or officer, or is or was serving at our request as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request. This advancement of expenses is to be made upon receipt of an undertaking by or on behalf of such person to repay said amounts should it be ultimately determined that the person was not entitled to be indemnified under our bylaws or otherwise.

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

ITEM 14.  - PRINCIPAL ACCOUNTING FEES AND SERVICES
Year ended June 30, 2013 and June 30, 2012
Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-K; and our quarterly reports on Form 10-Q during the fiscal year ending June 30, 2013 was $68,160 CAD (June 30, 2012: $83,500 CAD).

Audit Related Fees:  The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended June 30, 2013 were $5,000 CAD (June 30, 2012: $16,500 CAD).

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended June 30, 2013 was $Nil CAD (June 30, 2012: $ Nil CAD).

Auditor Independence and Auditor’s Time on Task
Our Board of Directors considers that the work done for us in the year ended June 30, 2013 by our company’s auditors, MNP LLP (the surviving firm of our auditors, formerly MSCM LLP Chartered Accountants) is compatible with maintaining MNP LLP.  All of the work expended by MNP LLP on our June 30, 2013 audit was attributed to work performed MNP LLP’s full-time, permanent employees.

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

ENERGIZER RESOURCES INC. Dated: September 23, 2013

By:	/s/ Richard E. Schler
Name: Richard E. Schler
Title: Chief Executive Officer and Director

Dated: September 23, 2013

By:	/s/ Peter D. Liabotis
Name: Peter D. Liabotis, CPA, CA
Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard E. Schler	Chief Executive Officer, Director	September 23, 2013
Richard Schler

/s/ Craig Scherba	President & Chief Operating Officer, Director	September 23, 2013
Richard Schler

/s/ V. Peter Harder	Chairman of the Board, Director	September 23, 2013
V. Peter Harder

/s/ John Sanderson	Vice-Chairman, Director	September 23, 2013
John Sanderson

/s/ Quentin Yarie	Director	September 23, 2013
Quentin Yarie

/s/ J.A. Kirk McKinnon	Director	September 23, 2013
J.A. Kirk McKinnon

/s/ Johann de Bruin	Director	September 23, 2013
Johann de Bruin

/s/ Albert A. Thiess, Jr.	Director	September 23, 2013
Albert A. Thiess, Jr.

/s/ Peter D. Liabotis	Chief Financial Officer (Principal Accounting Officer)	September 23, 2013
Peter D. Liabotis

ENERGIZER RESOURCES INC.
(An Exploration Stage Company)

Consolidated Financial Statements

For the years ended June 30, 2013 and 2012

(Expressed in US Dollars)

Report of Independent Registered Public Accounting Firm

To the Board or Directors and
Shareholders of Energizer Resources Inc.

We have audited the accompanying consolidated balance sheet of Energizer Resources Inc. as of June 30, 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended and accumulated for the period from March 1, 2004 (Date of Inception) to June 30, 2013. Energizer Resources Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements as of June 30, 2012 and for the cumulative period from March 1, 2004 (Date of Inception) through June 30, 2012 were audited by other auditors who expressed an opinion without reservation on those statements in their audit report dated September 17, 2012. Our opinion, in so far as it relates to the period from March 1, 2004 (Date of Inception) through June 30, 2013, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Energizer Resources Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Energizer Resources Inc.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energizer Resources Inc. as of June 30, 2013, and the results of its operations and its cash flows for the year then ended and accumulated for the period from March 1, 2004 (Date of Inception) to June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has experienced negative cash flows from operations since inception and has accumulated a significant deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Professional Accountants
Licensed Public Accountants

Toronto, Canada
September 23, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Energizer Resources Inc.

We have audited the accompanying consolidated balance sheet of Energizer Resources Inc. as of June 30, 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year then ended and accumulated for the period from March 1, 2004 (Date of Inception) to June 30, 2012. Energizer Resources Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energizer Resources Inc. as of June 30, 2012, and the results of its operations and its cash flows for the year then ended and accumulated for the period from March 1, 2004 (Date of Inception) to June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

Signed: “MSCM LLP” Chartered Accountants Licensed Public Accountants

Toronto, Ontario
September 17, 2012

701 Evans Avenue, 8th Floor, Toronto ON M9C 1A3, Canada T (416) 626-6000 F (416) 626-8650 MSCM.CA

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	June 30, 2013	June 30, 2012
Assets
Current Assets:
Cash and cash equivalents	$825,100 $	3,479,484
Amounts receivable and prepaid expenses (note 5)	209,520	437,876
Loan to related party (note 5)	136,999	258,416
Marketable securities (note 6)	10,000	20,542

Total current assets	1,181,619	4,196,318
Equipment (note 4)	38,817	50,624

Total assets	$1,220,436	$4,246,942

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities:
Accounts payable and accrued liabilities	$803,130	$1,646,686

Total liabilities	803,130	1,646,686

Stockholders' Equity
Common stock, 450,000,000 shares authorized, $0.001 par value,
175,604,320 issued and outstanding (June 30, 2012 -
156,747,178) (note 8)	175,604	156,747
Additional paid-in capital (note 8)	75,357,442	69,724,488
Accumulated comprehensive loss	(62,849)	(52,336)
Donated capital	20,750	20,750
Accumulated deficit during exploration stage	(75,073,641)	(67,249,393)

Total stockholders' equity	417,306	2,600,256

Total liabilities and stockholders' equity	$1,220,436	$4,246,942

The accompanying notes are an integral part of these consolidated financial statements.

Going concern (note 1) Mineral Properties (note 7) Commitments (note 13) Subsequent Events (note 14)

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)

	March 1, 2004
	(date of inception) to	Year Ended	Year Ended
	June 30, 2013	June 30, 2013	June 30, 2012

Revenues	$-	$-	$-

Expenses
Mineral exploration expense (note 7)	26,928,436	3,720,735	4,539,745
Stock-based compensation (notes 5, 8 and 9)	24,175,544	1,470,678	3,667,303
Impairment loss on mineral properties (note 7)	11,358,637	-	3,770,129
General and administrative (note 5)	7,875,094	1,348,641	1,487,669
Professional and consulting fees (note 5)	7,163,819	1,663,965	1,801,659
Depreciation (note 4)	86,649	21,616	9,781
Donated services and expenses	18,750	-	-
Foreign currency translation (gain)/loss	(1,000,890)	(93,395)	64,200

Total expenses	76,606,039	8,132,240	15,340,486

Net loss from operations	(76,606,039)	(8,132,240)	(15,340,486)

Other Income
Investment income	1,228,545	307,992	164,933
Other income	303,853	-	-

Net Loss	(75,073,641)	(7,824,248)	(15,175,553)
Unrealized loss from investments in
marketable securities	(68,693)	(10,513)	(19,904)

Comprehensive loss	$(75,142,334)	$(7,834,761)	$(15,195,457)

Loss per share - basic and diluted (note 12)		$(0.05)	$(0.10)

Weighted average shares outstanding - basic and diluted		164,458,880	151,107,724

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	March 1, 2004
	(date of inception) to	Year Ended	Year Ended
	June 30, 2013	June 30, 2013,	June 30, 2012

Operating Activities
Net loss	$(75,073,641)	$(7,824,248)	$(15,175,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	86,649	21,616	9,781
Donated services and expenses	20,750	-	-
Non-cash proceeds received	(74,000)	-	-
Dual currency deposits	71,680	-	90,136
Impairment loss on mineral properties	11,358,637	-	3,770,129
Stock-based compensation	24,175,544	1,470,678	3,667,303
Issuance of shares and warrants for services rendered	168,100	-	-
Change in operating assets and liabilities:
Amounts receivable and prepaid expenses	(209,520)	228,356	(302,484)
Accounts payable and accrued liabilities	803,956	(843,556)	956,829
Tax credits recoverable	(245,186)	-	12,073
Non-cash portion of marketable securities	366	29	-
Net cash used in operating activities	(38,916,665)	(6,947,125)	(6,971,786)

Financing Activities
Proceeds from issuance of common stock, net	42,175,238	4,076,133	635,000
Exercise of warrants and stock options	1,075,500	105,000	84,000
Government grants received	245,186	-	-

Net cash provided by financing activities	43,495,924	4,181,133	719,000

Investing Activities
Mineral property acquisition costs	(3,419,973)	-	(2,420,129)
Purchase of property and equipment	(125,465)	(9,809)	(53,738)
Investment in dual currency deposits	(32,938,800)	-	(24,938,800)
Redemption of dual currency deposits	32,867,078	-	32,867,078
Loan to related party	(136,999)	121,417	(258,416)

Net cash (used in) provided by investing activities	(3,754,159)	111,608	5,195,995

Increase (decrease) in cash and cash equivalents	825,100	(2,654,384)	(1,056,791)
Cash and cash equivalents - beginning of period	-	3,479,484	4,536,275

Cash and cash equivalents - end of period	$825,100	$825,100	$3,479,484

Non-cash investing and financing activities:
Issuance of common stock for mineral properties	$5,190,500	$-	$1,350,000
Issuance of common stock and warrants for services	$5,811,125	$-	$-
Supplemental Disclosures:
Interest received	$817,422	$-	$61,822
Income taxes paid	$-	$-	$-
Taxes received	$9,441	$9,441	$-

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc.
 (An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period from March 1, 2004 (Date of Inception) to June 30, 2013
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
For the Period from March 1, 2004 (Date of Inception) to June 30, 2013
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

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity - continued
For the Period from March 1, 2004 (Date of Inception) to June 30, 2013
(Expressed in US Dollars)

	Shares	Amount	Additional Paid-In Capital	Accumulated Comprehensive Income (loss)	Common Stock Subscribed	Donated Capital	Deficit Accumulated During the Exploration Stage	Total
	#	$	$	$	$	$	$	$
Continued from prior page:

Balance - June 30, 2008	71,636,357	71,635	38,303,969	(22,952)	-	20,750	(33,236,225)	5,137,177
Issuance of common shares for services-at $0.10/share	2,500,000	2,500	247,500	-	-	-	-	250,000
Issuance of common shares for services-at $0.08/share	1,600,000	1,600	126,400	-	-	-	-	128,000
Issuance of common shares for services-at $0.10/share	6,800,000	6,800	673,200	-	-	-	-	680,000
Commission	408,000	408	(408)	-	-	-	-	-
Stock-based compensation	750,000	750	131,174	-	-	-	-	131,924
Incremental value of stock options on repricing	-	-	128,328	-	-	-	-	128,328
Accumulated comprehensive loss	-	-	-	(26,134)	-	-	-	(26,134)
Net loss for the year	-	-	-	-	-	-	(3,255,471)	(3,255,471)

Balance - June 30, 2009	83,694,357	83,693	39,610,163	(49,086)	-	20,750	(36,491,696)	3,173,824

Issuance of common shares for services-at $0.17/share	2,250,000	2,250	380,250	-	-	-	-	382,500
Stock-based compensation	-	-	2,813,517	-	-	-	-	2,813,517
Issuance of common shares for services-at $0.68/share	500,000	500	339,500	-	-	-	-	340,000
Fair value of warrants issued	-	-	113,125	-	-	-	-	113,125
Cost of issue	-	-	(469,085)	-	-	-	-	(469,085)
Private placement common share subscribed	21,666,667	21,667	6,478,333	-	-	-	-	6,500,000
Commission	400,000	400	(400)	-	-	-	-	-
Issuance of shares to exercise stock options	2,000,000	2,000	298,000	-	-	-	-	300,000
Accumulated comprehensive gain	-	-	-	4,810	-	-	-	4,810
Net loss for the year	-	-	-	-	-	-	(10,708,589)	(10,708,589)

Balance - June 30, 2010	110,511,024	110,510	49,563,403	(44,276)	-	20,750	(47,200,285)	2,450,102

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity - continued
For the Period from March 1, 2004 (Date of Inception) to June 30, 2013
(Expressed in US Dollars)

							Deficit
							Accumulated
			Additional	Accumulated	Common		During the
			Paid-In	Comprehensive	Stock	Donated	Exploration
	Shares	Amount	Capital	Income (loss)	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$	$
Continued from prior page:

Private placement common shares subscribed	30,936,654	30,936	13,890,559	-	-	-	-	13,921,495
Fair value of warrants issued	-	-	78,100	-	-	-	-	78,100
Cost of issue	-	-	(742,787)	-	-	-	-	(742,787)
Issuance of common shares for services-at $0.45/share	200,000	200	89,800	-	-	-	-	90,000
Issuance of shares to exercise warrants	4,549,500	4,551	881,950	-	-	-	-	886,501
Stock-based compensation	-	-	237,710	-	-	-	-	237,710
Accumulated comprehensive gain	-	-	-	11,844	-	-	-	11,844
Net loss for the year	-	-	-	-	-	-	(4,873,555)	(4,873,555)

Balance - June 30, 2011	146,197,178	146,197	63,998,735	(32,432)	-	20,750	(52,073,840)	12,059,410

Private placement common shares subscribed	2,540,000	2,540	632,460	-	-	-	-	635,000
Issuance of common stock for mineral property	7,500,000	7,500	1,342,500	-	-	-	-	1,350,000
Exercise of stock options	510,000	510	83,490	-	-	-	-	84,000
Stock-based compensation	-	-	3,667,303	-	-	-	-	3,667,303
Accumulated comprehensive gain	-	-	-	(19,904)	-	-	-	(19,904)
Net loss for the year	-	-	-	-	-	-	(15,175,553)	(15,175,553)

Balance - June 30, 2012	156,747,178	156,747	69,724,488	(52,336)	-	20,750	(67,249,393)	2,600,256

Private placement common shares subscribed	18,157,142	18,157	4,321,378	-	-	-	-	4,339,535
Cost of issue	-	-	(263,402)	-	-	-	-	(263,402)
Exercise of stock options	700,000	700	104,300	-	-	-	-	105,000
Stock-based compensation	-	-	1,470,678	-	-	-	-	1,470,678
Accumulated comprehensive loss	-	-	-	(10,513)	-	-	-	(10,513)
Net loss for the year	-	-	-	-	-	-	(7,824,248)	(7,824,248)

Balance - June 30, 2013	175,604,320	175,604	75,357,442	(62,849)	-	20,750	(75,073,641)	417,306

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
(Expressed in US Dollars)

1.	Exploration Stage Company and Going Concern

Energizer Resources Inc. (the "Company") was incorporated in the State of Nevada, United States of America on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008.  The Company's fiscal year end is June 30.  The Company is an Exploration Stage Company, as defined by ASC Topic - 915, "Development Stage Entities".  The Company's principal business is the acquisition and exploration of mineral resources.  During fiscal 2008, the Company incorporated Energizer Resources (Mauritius) Ltd., a Mauritius subsidiary and Energizer Resources Madagascar Sarl, a Madagascar subsidiary.  During fiscal 2009, the Company incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl, a Madagascar subsidiary, which holds the Green Giant Property in Madagascar (see note 7).  During fiscal 2012, the Company incorporated Madagascar-ERG Joint Venture (Mauritius) Ltd., a Mauritius subsidiary and ERG (Madagascar) Sarl, a Madagascar subsidiary.  ERG (Madagascar) Sarl is 100% owned by Madagascar-ERG Joint Venture (Mauritius) Ltd., which is owned 75% by Energizer Resources (Mauritius) Ltd.  ERG (Madagascar) Sarl holds the Malagasy Joint Venture Ground  (see note 7).  The Company has not yet fully determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has yet to generate revenue from mining operations or pay dividends and is unlikely to do so in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing to continue operations, and the attainment of profitable operations.  As of June 30, 2013, the Company has accumulated losses of $75,073,641.  As such, there is substantial doubt regarding the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

Principals of Consolidation and Basis of Presentation
These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and are expressed in United States dollars.   These consolidated financial statements include the accounts of Energizer Resources Inc. and its wholly-owned subsidiaries, Energizer Resources (Mauritius) Ltd., THB Ventures Ltd., Energizer Resources Madagascar Sarl, and Energizer Resources Minerals Sarl.  In addition, these consolidated financial statements include the Company's 75% interest in Madagascar-ERG Joint Venture (Mauritius) Ltd. and its 100% owned subsidiary ERG (Madagascar) Sarl.   All inter-company balances and transactions have been eliminated on consolidation.

Use of Estimates
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the period.  On an ongoing basis, management evaluates its judgments and estimates in relation to assets, liabilities, revenue and expenses. Management uses past experience and other factors as the basis for its judgments and estimates.  Actual results may differ from those estimates.   The impacts of estimates are pervasive throughout these consolidated financial statements, and may require accounting adjustments based on future occurrences.  Revisions to accounting estimates are recognized in the period in which the estimate is revised and the revision affects current and future periods.  Areas where significant estimates and assumptions are used include: the Black-Scholes valuation of warrants and stock options issued and the valuation recorded for future income taxes.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
(Expressed in US Dollars)

2.            Significant Accounting Policies - continued

Cash and Cash Equivalents
Cash and cash equivalents include money market investments that are readily convertible to known amounts of cash and have an original maturity of less than or equal to 90 days.

Marketable Securities
The Company classifies and accounts for debt and equity securities in accordance with ASC Topic - 320, "Accounting for Certain Investments in Debt and Equity Securities". The Company has classified all of its marketable securities as available-for-sale, thus securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, are included as a separate component of stockholders’ equity, titled accumulated comprehensive loss.

Equipment
Equipment is recorded at cost, less accumulated depreciation, and consists of exploration equipment.  Depreciation is computed on a straight-line basis over 3 years.

Mineral Property Costs
Mineral property exploration costs are expensed as incurred.

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

Comprehensive Income (Loss)
ASC Topic - 220, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income, its components and accumulated balances.  As at June 30, 2013, the Company's only component of other comprehensive income is unrealized losses on marketable securities.

Basic and Diluted Net Income (Loss) Per Share
The Company computes net earnings (loss) per share in accordance with ASC Topic - 260, "Earnings per Share".  ASC Topic - 260 requires presentation of basic and diluted earnings per share (EPS) on the consolidated statement of operations and comprehensive loss.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the year.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the year using the treasury stock method and the "if converted" method for convertible instruments.  In computing Diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti-dilutive.

Foreign Currency Translation
The Company's functional and reporting currency is United States Dollars.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC Topic - 830, "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the consolidated statements of operations and comprehensive loss.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
(Expressed in US Dollars)

2.            Significant Accounting Policies - continued

Stock-Based Compensation
The Company has a stock option plan as described in note 9.  All stock-based awards granted, including those granted to directors not acting in their capacity as directors, are accounted for using the fair value based method.  The fair value of stock options granted is recognized as an expense within the consolidated statements of operations and comprehensive loss and a corresponding increase in additional paid in capital.  Any consideration paid by eligible participants on the exercise of stock options is credited to common stock.  The additional paid in capital amount associated with stock options is transferred to common stock upon exercise.

Income Taxes
The Company has adopted Topic - 740 "Accounting for Income Taxes" and therefore is required to compute tax asset benefits for net operating losses carried forward.  Potential benefits of net operating losses have not been recognized in these consolidated financial statements as the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Management does not believe unrecognized tax benefits will significantly change within one year of the balance sheet date.  Interest and penalties related to income tax matters are recognized in income tax expense.  As of June 30, 2013, there was no accrued interest or penalties related to uncertain tax positions.

Flow-through shares
The Company has financed a portion of its exploration activities through the issuance of flow-through shares. Flow-through shares are a Canadian tax incentive. Under the terms of the flow-through share agreements, the tax attributes of the related exploration expenditures are renounced by the Company to subscribers who purchase flow-through shares. Proceeds from the issuance of flow-through shares are allocated between the offering of shares and the sale of tax benefits. An allocation is made based on the difference between the quoted price of the existing shares and the amount that the investor paid for the shares. A liability is recognized for this difference. The liability is reduced and a reduction of the premium liability is recorded as other income as eligible expenditures are incurred and when it becomes the Company's intention to file the appropriate renunciation forms with Canadian tax authorities.

Long Lived Assets
In accordance with the ASC Topic - 360, "Accounting for Impairment or Disposal of Long Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Asset Retirement Obligations
The operations of the Company are subject to regulations governing the environment, including future site restoration for mineral properties. The Company will recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred and when a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement is incurred, the liability is recognized when a reasonable estimate of fair value can be made. The Company has determined that there are no asset retirement obligations or any other environmental obligations currently existing with respect to its mineral properties and therefore no liability has been recognized.

Government Grants
The Company makes periodic applications for financial assistance under available government incentive programs and tax credits related to the mineral property expenditures.  The Company recognizes government assistance on an accrual basis when all requirements to earn the assistance have been completed and receipt is reasonably assured.  Government grants are recognized on the balance sheet and accrued as a reduction of mineral exploration expenses.  Government grants relating to mineral expenditures are reflected as a reduction to mineral properties expense on the statement of operations and comprehensive income.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
(Expressed in US Dollars)

2.           Significant Accounting Policies - continued

Financial Instruments
The fair value of cash and cash equivalents, amounts receivable, marketable securities, loan to related party and accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The Company's exploration operations are in Madagascar and Canada, which result in exposure to market risks from changes in foreign currency rates.  Financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.

Fair Value of Financial Instruments Hierarchy
ASC Topic - 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Cash and cash equivalents and marketable securities that the Company held were in Level 1 within the fair value hierarchy.  The three levels are as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.   Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 includes marketable securities such as listed equities and U.S. government treasury securities.

Level 2 - Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using industry-standard models or other valuation methodologies. These models consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, current market and contractual prices for the underlying instruments as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category included dual currency deposits, over the counter forwards, options and repurchase agreements.

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

Subsequent Events
The Company adopted ASC Topic - 855, "Subsequent Events", which establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
(Expressed in US Dollars)

3.            Recent Accounting Pronouncements Affecting The Company

The following are recent FASB accounting pronouncements, which may have an impact on the Company's future consolidated financial statements.
-
"Balance Sheet (ASC Topic - 210): Disclosures about Offsetting Assets and Liabilities": ("ASU 2011-11") was issued during December 2011. FASB issued guidance on how to determine whether it is appropriate to offset or net certain assets and liabilities on the balance sheet and the additional disclosure that this entails.   The guidance is effective annual periods beginning on or after January 1, 2013.

-
"Comprehensive Income (ASC Topic - 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income": ("ASU 2013-02") was issued during February 2013.  FASB issued guidance which requires an entity to disclose in a single location the effects of reclassification out of accumulated other comprehensive income ("AOCI").  The guidance is effective prospectively for reporting periods beginning after December 31, 2013.

-
"Income Taxes (ASC Topic - 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11) was issued during July 2013.  FASB issued guidance on how to present an unrecognized tax benefit.  The guidance is effective for annual periods beginning after December 15, 2013.

The Company is currently evaluating the impact of ASC Topic - 210, ASC Topic - 740 and ASC Topic - 220.

4.            Equipment

	Cost	Accumulated Depreciation	June 30, 2013 Net Book Value	June 30, 2012 Net Book Value

Exploration equipment	$63,547	$24,730	$38,817	$50,624

For the year ended June 30, 2013, depreciation expense totaled $21,616 (June 30, 2012: $9,781).

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
(Expressed in US Dollars)

5.           Related Party Transactions and Balances

Parties are related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making operating and financial decisions. Parties are also related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. Related party transactions that are in the normal course of business and have commercial substance are measured at the exchange amount.

The following are the related party transactions for the year ended June 30, 2013:

a)	The Company incurred a total of $119,495 (June 30, 2012: $74,550) office administration and rent expense from a public company related by common management, Red Pine Exploration Inc (TSX.V: “RPX”).

b)
5,975,000 (June 30, 2012: 9,600,000) stock options were issued to related parties during the period with exercise prices between $0.21 and $0.29 (June 30, 2012: between $0.20 and $0.30). These stock options valued at $1,178,813 (June 30, 2012: $2,181,213) were issued to directors and officers of the Company.

c)	The Company incurred $995,877 (June 30, 2013: $717,886) in administrative, management and consulting fees to directors and officers.

d)	The Company incurred $995,877 (June 30, 2013: $1,137,725) in charges from a mining and engineering firm for which one of the Company's directors serves as a senior officer and a director.

The following are the related party balances as at for the year ended June 30, 2013:

a)	Related party balances of $42,908 (June 30, 2012: $34,319) in prepaid expenses.

b)
The Company has advanced a short-term loan to RPX totaling $136,999 (June 30, 2012: $258,416). This loan is interest bearing at a rate of 3% and is expected to be paid back in full within the next 12 months. $300,000 was originally loaned during January 2012 and represents the highest outstanding balance. $171,667 has been paid back on the loan since inception up to June 30, 2013, all of it principal. Accrued interest due totals $8,666 as at June 30, 2013.

6.           Marketable Securities

Marketable securities consist of available-for-sale securities over which the Company does not have significant influence or control. These investments included $10,000 (June 30, 2012: $20,542) invested in two TSX-Venture entities.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
(Expressed in US Dollars)

7.           Mineral Properties

Malagasy Joint Venture Ground, Southern Madagascar, Africa
On December 14, 2011, the Company entered into a Definitive Joint Venture Agreement ("JVA") with Malagasy Minerals Limited ("Malagasy"), a public company on the Australian Stock Exchange, to acquire a 75% interest to explore and develop a group of industrial minerals (including graphite, vanadium and approximately 25 other minerals). Malagasy retains a 25% interest. The land position covers 2,119 permits and 827.7 square kilometres and is mostly adjacent to the south and east of the Company's 100% owned Green Giant Property. The Company paid $2,261,690 and issued 7,500,000 common shares valued at $1,350,000. Malagasy has a carried interest until the Company delivers a Bankable Feasibility Study ("BFS"). Upon the delivery of a BFS, Malagasy is required to contribute its 25% interest in the development and mining operations. Should either party's interest fall below 10%, through not contributing their portion of costs post-BFS, their position will be diluted to a 2% Net Smelter Return ("NSR"). As it has not yet determined whether the property has probable or proven reserves, the Company recognized an impairment loss during fiscal 2012 totaling $3,770,129. This amount represents the cash paid, the value of common shares issued, and legal and other professional fees paid relating to the properties acquisition.

Green Giant Property, Southern Madagascar, Africa
During 2007, the Company paid $765,000, issued 2,500,0000 common shares and 1,000,000 now expired common share purchase warrants to enter into a joint venture agreement for the Green Giant Property with Madagascar Minerals and Resources Sarl ("MMR"). The Company owned a 75% interest and MMR owned a 25% interest.

On July 9, 2009, the Company acquired the remaining 25% interest for $100,000 and terminated the joint venture. MMR retains a 2% NSR. The NSR can be purchased, at the Company's option, for $500,000 in cash or common shares for the first 1% and at a price of $1,000,000 in cash or common shares for the second 1%.

Sagar Property - Romanet Horst, Labrador Trough, Quebec, Canada
During 2006, the Company purchased from Virginia Mines Inc. ("Virginia") a 100% interest in 361 claims located in northern Quebec, Canada. Virginia retains a 2% NSR on this property with other unrelated vendors holding a 1% NSR on certain claims, and a 0.5% NSR on other claims. For the other vendor's NSR, the Company has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.

8.          Common Stock and Additional Paid-in Capital

a)
On July 1, 2011, the Company issued 5,175,000 stock options to directors, officers and consultants at an exercise price of $0.30. The stock options were valued at $1,364,648 using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.95%; expected volatility - 137%; dividend yield - NIL; and expected life - 5 years. These stock options vested on the grant date.

b)
On October 24, 2011, the Company issued 1,850,000 stock options to directors, officers and consultants at an exercise price of $0.20. The stock options were valued at $321,530 using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.60%; expected volatility - 133%; dividend yield - NIL; and expected life - 5 years. These stock options vested on the grant date.

c)
On December 16, 2011, the Company issued 2,365,000 stock options to directors, officers and consultants of the Company at an exercise price of $0.21. The stock options were valued at $431,613 using the Black Scholes pricing model with the following assumptions: risk free interest rate - 1.60%; expected volatility - 133%; dividend yield - NIL; and expected life - 5 years. These stock options vested on the grant date.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
(Expressed in US Dollars)

8.          Common Stock and Additional Paid-in Capital - continued

d)	On December 16, 2011, the Company issued 7,500,000 shares of common stock at $0.18 per share valued at $1,350,000 as consideration for the JVA with Malagasy Minerals Ltd (note 7).

e)	On March 4, 2012, the Company issued 460,000 shares of common stock for consideration of $69,000. The shares were issued pursuant to the exercise of stock options.

f)
On March 7, 2012, the Company issued 6,275,000 stock options to directors, officers and consultants at an exercise price of $0.28. The stock options were valued at $1,513,530 using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.00%; expected volatility - 131%; dividend yield - NIL; and expected life - 5 years. These stock options vested on the grant date.

g)
On March 25, 2012, the Company closed a private placement with DRA Minerals Inc., a process development and mine engineering company, raising $635,000 by issuing 2,540,000 common stock at $0.25 per share.

h)	On April 9, 2012, the Company issued 50,000 shares of common stock for consideration of $15,000. The shares were issued pursuant to the exercise of stock options.

i)
On May 23, 2012, the Company issued 180,000 stock options to directors, officers and consultants at an exercise price of $0.23. The stock options were valued at $35,982 using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.00%; expected volatility - 134%; dividend yield - NIL; and expected life - 5 years. These stock options vested on the grant date.

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

m)
On February 27, 2013, the Company issued 5,900,000 stock options to directors, officers and consultants at an exercise price of $0.21. The stock options were valued at $1,059,640 using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.40%; expected volatility - 129%; dividend yield - NIL; and expected life - 5 years. These stock options vested on the grant date.

n)
During March 2013, the Company closed a private placement raising a total of CAD$2,358,000 (USD$2,307,035). The Company issued 12,350,000 common stock at prices between $0.18 and $0.20 per share. In addition, the Company paid a fee of CAD$86,000 (USD$84,176) and issued 270,000 compensation warrants. Each compensation warrant entitles the holder to purchase one common share at CAD$0.20.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
(Expressed in US Dollars)

9.            Stock Options

On March 9, 2006, the Company filed a Form S-8 registration statement in connection with its newly adopted 2006 Stock Option Plan (the "2006 Plan") allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares. On December 18, 2006, February 16, 2007, July 11, 2007, September 29, 2009, May 3, 2011, March 1, 2012, and February 27, 2013, the 2006 Plan was amended to increase the stock option pool by a total of 30,500,000 additional common shares.

The following is a continuity schedule of the Company's stock options, all of which vest on the grant date:

	Number of Stock Options	Weighted-Average Exercise Price ($)

Outstanding and exercisable, June 30, 2011	14,130,000	0.29
Issued	15,845,000	0.27
Exercised	(510,000)	0.16
Expired	(2,475,000)	0.15
Cancelled	(3,300,000)	0.31

Outstanding and exercisable, June 30, 2012	23,690,000	0.29
Issued	7,595,000	0.23
Exercised	(700,000)	0.15
Expired	(1,695,000)	0.15
Cancelled	(1,750,000)	0.32

Outstanding and exercisable, June 30, 2013	27,140,000	0.28

The following is a summary stock options outstanding as of June 30, 2013:

Exercise Price($)	Number of Stock Options	Expiry Date

0.35	750,000	September 2, 2013
0.40	4,850,000	May 11, 2014
0.30	3,750,000	July 1, 2016
0.29	1,695,000	July 13, 2016
0.20	1,850,000	October 24, 2016
0.21	2,240,000	December 1, 2016
0.28	5,925,000	March 7, 2017
0.23	180,000	May 23, 2017
0.21	5,900,000	February 27, 2018

	27,140,000

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
(Expressed in US Dollars)

10.           Warrants

The following is a continuity schedule of the Company's common share purchase warrants:

	Number	Exercise
	of Warrants	Price ($)

Outstanding and exercisable, June 30, 2011	44,565,695	0.55
Expired	(946,000)	0.37

Outstanding and exercisable, June 30, 2012	43,619,695	0.55
Issued	3,513,599	0.46
Expired	(43,619,695)	0.55

Outstanding and exercisable, June 30, 2013	3,513,599	0.46

The following is a summary common share purchase warrants outstanding as of June 30, 2013:

Exercise Price ($)		Number of Warrants	Expiry Date
0.19	*	270,000	March 22, 2014
0.50		2,903,571	November 6-15, 2014
0.35		340,028	November 15, 2014

		3,513,599

* The exercise price of the 270,000 March 22, 2014 common share purchase warrants noted is $0.20 Canadian Dollars.  The US Dollar equivalent of these common share purchase warrants as of the date of these consolidated financial statements was $0.19.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
(Expressed in US Dollars)

11.           Income Taxes

A reconciliation of the statutory federal income tax provision at the statutory rate of 35% to the actual provision for income taxes is as follows:

	June 30, 2013	June 30, 2012

Net loss	$(7,824,248)	$(15,175,553)
Expected income tax recovery	$(2,738,490)	$(5,311,444)
Tax rate changes and other adjustments	492,230	(44,739)
Impairment loss on mineral properties	-	1,319,545
Stock-based compensation	514,740	1,283,556
Change in tax benefits not recognized	1,731,520	2,753,082

Income tax recovery reflected in the Statements of Operations
and Comprehensive Loss	$-	$-

Future Income Tax Assets
The Company’s future income tax assets and liabilities as at June 30, 2013 and 2012 are as follows:

	June 30, 2013	June 30, 2012

Non-capital losses - United States	$6,558,780	$4,965,165
Non-capital losses - Madagascar	1,060,730	518,505
Exploration expenditures	5,293,960	5,710,400
Other deductible temporary differences	12,110	-

	12,925,580	11,194,070
Less: valuation allowance	(12,925,580)	(11,194,07)

Net future income tax assets	$-	$-

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
(Expressed in US Dollars)

11.           Income Taxes - continued

The Canadian non-capital loss carry forwards expire as noted below. Madagascar losses expire between 2013 and 2018. Other deductible temporary differences and deductible temporary differences related to exploration expenditures carry forward indefinitely. Future tax assets have not been recognized in respect of these items because it is not probable that future taxable profit will be available against which the Company can utilize the benefits therefrom. At June 30, 2013, the Company had Canadian non-capital income tax losses of $18,739,400 available to offset future taxable income. These losses expire as follows:

2025	$4,130
2026	29,460
2027	283,870
2028	909,180
2029	341,250
2030	3,435,600
2031	3,998,670
2032	5,264,870
2033	4,472,370
$18,739,400

12.           Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common stock outstanding.  Diluted loss per share and the weighted average number of shares of common stock exclude all potentially dilutive shares since their effect is anti-dilutive.  As at June 30, 2013, there were a total of 30,653,599 (June 30, 2012: 67,309,695) potentially dilutive stock options and common share purchase warrants outstanding.

13.           Commitments

As the Company raised CAD$2,358,000 during the fiscal year ending June 30, 2013 on a Canadian flow-through basis, it is required to spend and renounce CAD$2,358,000 on Canadian Exploration Expenditures before December 31, 2014.

14.           Subsequent Events

Closing of Private Placement
On July 26, 2013 and August 1, 2013, the Company raised CAD$837,500 and $1,230,000 by issuing 16,950,001 common shares. In connection with the closing, the Company paid compensation consisting of a cash fee of CAD$57,750 and $18,000, respectively and issued 552,000 compensating options.  402,000 of the compensating options entitle the holder to acquire one common share for each option held at an exercise price of CAD$0.125 and an expiry date of July 26, 2014 and 150,000 of the compensating options entitle the holder to acquire one common share for each option held at an exercise price of $0.12 and an expiry date of August 1, 2014.

Stock Option Issuance
On July 9, 2013, the Company issued 1,255,000 stock options to directors and officers of the Company at an exercise of $0.11 and an expiry date of July 9, 2018.  Further, on September 18, 2013, the Company issued 750,000 stock options to directors and officers of the Company at an exercise price of $0.15 and an expiry date of September 18, 2018.

Warrant Extension
During September 2013, the Company extended the term and modified the exercise price of 2,903,571 common share purchase warrants.  These common share purchase warrants will now have an exercise price of $0.23 and an expiry date of November 15, 2015.

Consent of Independent Registered Public Accounting Firm

We hereby consent to the inclusion in Energizer Resources Inc.’s (the “Company”) Annual Report on Form 10-K of our audit report dated September 23, 2013, with respect to the consolidated financial statements of the Company for the year ended June 30, 2013.

Signed:  “MNP LLP”

MNP LLP
Chartered Professional Accountants
Licensed Public Accountants
Toronto, Canada

September 23, 2013

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the inclusion in Energizer Resources Inc.’s (the “Company”) Annual Report on Form 10-K of our report dated September 17, 2012, with respect to the consolidated financial statements of the Company for the year ended June 30, 2012.

Signed:  “MSCM LLP”
MSCM LLP

Toronto, Ontario
September 23, 2013

EXHIBIT 31.1

Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

I, Richard Schler, certify that:

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

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

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

Dated: September 26, 2013	By:	/s/ Richard E. Schler
Richard Schler
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

(c) Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Issuer’s internal control over financial reporting that occurred during the Registrant’s fiscal quarter ending June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting.

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

Dated: September 26, 2013	By:	/s/ Peter D. Liabotis
Peter D. Liabotis
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATIONS PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the annual report of Energizer Resources Inc. (the "Company") on Form 10-K for the period ending June 30, 2013, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Schler, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: September 26, 2013	By:	/s/ Richard E. Schler
Richard Schler
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATIONS PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the annual report of Energizer Resources Inc. (the "Company") on Form 10-K for the period ending June 30, 2013, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter D. Liabotis, Chief Financial Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: September 26, 2013	By:	/s/ Peter D. Liabotis
Peter D. Liabotis
Chief Financial Officer (Principal Accounting Officer)