Form 10-Q
period 2013-09-30
Energizer Resources, Inc.
filed 2013-11-12
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51151

ENERGIZER RESOURCES INC.
 (Name of registrant in its charter)

Minnesota	20-0803515
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 8, 2013, there were 192,554,321 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes ☐    No ☒

Energizer Resources Inc.

PART 1

FINANCIAL INFORMATION
As used in these footnotes, “we”, “us”, “our”, “Energizer Resources”, “Energizer”, “Company” or “our company” refers to Energizer Resources Inc. and all of its subsidiaries.

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General
The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ending June 30, 2013.

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “CAD$” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

ENERGIZER RESOURCES INC.
(An Exploration Stage Company)

Unaudited Condensed Consolidated Interim Financial Statements

For the three month period ended September 30, 2013

(Expressed in US Dollars)

Energizer Resources Inc.
(An Exploration Stage Company)
Unaudited Condensed Consolidated Interim Balance Sheets
(Expressed in US Dollars)

	September 30, 2013	June 30, 2013
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents	$1,403,145	$825,100
Amounts receivable and prepaid expenses (note 4)	192,932	209,520
Loan to related party (note 4)	111,796	136,999
Marketable securities (note 5)	8,751	10,000

Total current assets	1,716,624	1,181,619
Equipment (note 6)	32,146	38,817

Total assets	$1,748,770	$1,220,436

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities:
Accounts payable and accrued liabilities	$1,015,132	$803,130

Total liabilities	1,015,132	803,130

Stockholders' Equity
Common stock, 450,000,000 shares authorized, $0.001 par value,
192,554,321 issued and outstanding (June 30, 2013 -
175,604,320) (note 8)	192,554	175,604
Additional paid-in capital (note 8)	77,407,913	75,357,442
Accumulated comprehensive loss	-	(62,849)
Donated capital	20,750	20,750
Accumulated deficit during exploration stage	(76,887,579)	(75,073,641)

Total stockholders' equity	733,638	417,306

Total liabilities and stockholders' equity	$1,748,770	$1,220,436

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Going concern (note 1)
Mineral Properties (note 7)
Commitments (note 12)
Subsequent Events (note 13)

Energizer Resources Inc.
(An Exploration Stage Company)
Unaudited Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)

	March 1, 2004	For the three months ended
	(date of inception) to	September 30,
	September 30, 2013	2013	2012

Revenues	$-	$-	$-

Expenses
Mineral exploration expense (note 7)	27,965,170	1,036,734	1,968,587
Stock-based compensation (notes 4, 8 and 9)	24,389,813	214,269	411,038
Impairment loss on mineral properties (note 7)	11,358,637	-	-
General and administrative (note 4)	8,124,346	249,252	235,238
Professional and consulting fees (note 4)	7,457,675	293,856	402,072
Depreciation (note 6)	93,320	6,671	6,761
Donated services and expenses	18,750	-	-
Foreign currency translation gain	(1,050,653)	(49,763)	(58,927)

Total expenses	78,357,058	1,751,019	2,964,769

Net loss from operations	(78,357,058)	(1,751,019)	(2,964,769)

Other Income/ (Expense)
Investment income	1,229,475	930	264,724
Other income	303,853	-	-
Impairment of marketable securities	(63,849)	(63,849)	-

Net Loss	(76,887,579)	(1,813,938)	(2,700,045)
Unrealized loss from investments in
marketable securities	(63,849)	(1,000)	(6,000)
Recognition of other than temporary loss	63,849	63,849	-

Comprehensive loss	$(76,887,579)	$(1,751,089)	$(2,706,045)

Loss per share - basic and diluted (note 11)		$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted (note 11)		187,221,963	157,363,482

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Unaudited Condensed Consolidated Interim Statements of Cash Flows
(Expressed in US Dollars)

	March 1, 2004	For the three months ended
	(date of inception) to		September 30,
	September 30, 2013	2013	2012

Operating Activities
Net loss	$(76,887,579)	$(1,813,938)	$(2,700,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	93,320	6,671	6,761
Donated services and expenses	20,750	-	-
Non-cash proceeds received	(74,000)	-	-
Dual currency deposits	71,680	-	-
Impairment loss on mineral properties	11,358,637	-	-
Stock-based compensation	24,389,813	214,269	411,038
Issuance of shares and warrants for services rendered	168,100	-	-
Impairment of marketable securities	63,849	63,849	-
Change in operating assets and liabilities:
Amounts receivable and prepaid expenses	(192,932)	16,588	74,350
Accounts payable and accrued liabilities	1,015,958	212,002	938,719
Tax credits recoverable	(245,186)	-	-
Non-cash portion of marketable securities	626	260	(715)

Net cash used in operating activities	(40,216,964)	(1,300,299)	(1,269,892)

Financing Activities
Proceeds from issuance of common stock, net	44,028,379	1,853,141	-
Exercise of warrants and stock options	1,075,500	-	105,000
Government grants received	245,186	-	-

Net cash provided by financing activities	45,349,065	1,853,141	105,000

Investing Activities
Mineral property acquisition costs	(3,419,973)	-	-
Purchase of property and equipment	(125,465)	-	(9,809)
Investment in dual currency deposits	(32,938,800)	-	-
Redemption of dual currency deposits	32,867,078	-	-
Loan to related party	(111,796)	25,203	24,293

Net cash (used in) provided by investing activities	(3,728,956)	25,203	14,484

Increase (decrease) in cash and cash equivalents	1,403,145	578,045	(1,150,408)
Cash and cash equivalents - beginning of period	-	825,100	3,479,484

Cash and cash equivalents - end of period	$1,403,145	$1,403,145	$2,329,076

Non-cash investing and financing activities:
Issuance of common stock for mineral properties	$5,190,500	$-	$-
Issuance of common stock and warrants for services	$5,811,125	$-	$-

Supplemental Disclosures:
Interest received	$817,422	$-	$-
Income taxes paid	$-	$-	$-
Taxes received	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2013
(Expressed in US Dollars)

1.	Exploration Stage Company and Going Concern

Energizer Resources Inc. (the "Company") was incorporated in the State of Nevada, United States of America on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008. The Company's fiscal year end is June 30. The Company is an Exploration Stage Company, as defined by ASC Topic - 915, "Development Stage Entities". The Company's principal business is the acquisition and exploration of mineral resources. During fiscal 2008, the Company incorporated Energizer Resources (Mauritius) Ltd., a Mauritius subsidiary and Energizer Resources Madagascar Sarl, a Madagascar subsidiary. During fiscal 2009, the Company incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl, a Madagascar subsidiary, which holds the Green Giant Property in Madagascar (see note 7). During fiscal 2012, the Company incorporated Madagascar-ERG Joint Venture (Mauritius) Ltd., a Mauritius subsidiary and ERG (Madagascar) Sarl, a Madagascar subsidiary. ERG (Madagascar) Sarl is 100% owned by Madagascar-ERG Joint Venture (Mauritius) Ltd. which is owned 75% by Energizer Resources (Mauritius) Ltd. ERG (Madagascar) Sarl holds the Malagasy Joint Venture Ground (see note 7). The Company has not yet fully determined whether its properties contain mineral reserves that are economically recoverable. During fiscal 2014, the Company incorporated 2391938 Ontario Inc. an Ontario, Canada subsidiary.

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to generate revenue from mining operations or pay dividends and is unlikely to do so in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing to continue operations, and the attainment of profitable operations. As of September 30, 2013, the Company has accumulated losses of $76,887,579. As such, there is substantial doubt regarding the Company's ability to continue as a going concern. These unaudited condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

Principals of Consolidation and Basis of Presentation
These unaudited condensed consolidated interim financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and are expressed in United States dollars. These unaudited condensed consolidated interim financial statements include the accounts of Energizer Resources Inc. and its wholly-owned subsidiaries, Energizer Resources (Mauritius) Ltd., THB Ventures Ltd., Energizer Resources Madagascar Sarl, Energizer Resources Minerals Sarl and 2391938 Ontario Inc. In addition, these consolidated financial statements include the Company's 75% interest in Madagascar-ERG Joint Venture (Mauritius) Ltd. and its 100% owned subsidiary ERG (Madagascar) Sarl. All inter-company balances and transactions have been eliminated on consolidation.

Unaudited Condensed Consolidated Interim Financial Statements
These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and should be read in conjunction with those annual financial statements filed on Form 10-K for the year ended June 30, 2013. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2013
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

The Company is currently evaluating the impact of ASC Topic - 740 and ASC Topic - 220.

4.	Related Party Transactions and Balances

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

The following are the related party transactions for the three month period ended September 30, 2013:

a)
The Company incurred a total of $30,000 (September 30, 2012: $29,495) office administration and rent expense from a public company related by common management, Red Pine Exploration Inc (TSX.V: "RPX").

b)
1,620,000 (September 30, 2012: 1,650,000) stock options were issued to related parties during the period with exercise prices between $0.11 and $0.15 (September 30, 2012: $0.29). These stock options valued at $172,914 (September 30, 2012: $400,125) were issued to directors and officers of the Company.

c)	The Company incurred $201,128 (September 30, 2012: $117,862) in administrative, management and consulting fees to directors and officers.

d)	The Company incurred $Nil (September 30, 2012: $179,282) in charges from a mining and engineering firm for which one of the Company's directors serves as a senior officer and a director.

The following are the related party balances as at three month period ended September 30, 2013:

a)	Related party balances of $52,704 (June 30, 2013: $42,908) in prepaid expenses.

b)
The Company has advanced a short-term loan to RPX totaling $111,796 (June 30, 2013: $136,999). This loan is interest bearing at a rate of 3% and is expected to be paid back in full within the next 12 months. $300,000 was originally loaned during January 2012 and represents the highest outstanding balance. $171,667 has been paid back on the loan since inception up to September 30, 2013, all against the loan's principal balance. Accrued interest due totals $9,979 as at September 30, 2013.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2013
(Expressed in US Dollars)

5.	Marketable Securities

Marketable securities consist of available-for-sale securities over which the Company does not have significant influence or control. $8,751 (June 30, 2013: $10,000) is invested in two TSX-Venture entities. During the three month period ended September 30, 2013, the Company determined that $63,849 of unrealized losses were other than temporary and as such were recognized as an "other expense" in net loss and removed from accumulated other comprehensive income.

6.	Equipment

	Cost	Accumulated Depreciation	September 30, 2013 Net Book Value	June 30, 2013 Net Book Value

Exploration equipment	$63,547	$31,401	$32,146	$38,817

For the three month period ended September 30, 2013, depreciation expense totaled $6,671 (September 30, 2012: $6,761).

7.	Mineral Properties

Molo Graphite Project, Southern Madagascar, Africa (see also note 13, Subsequent Events)
On December 14, 2011, the Company entered into a Definitive Joint Venture Agreement ("JVA") with Malagasy Minerals Limited ("Malagasy"), a public company on the Australian Stock Exchange, to acquire a 75% interest to explore and develop a group of industrial minerals (including graphite, vanadium and approximately 25 other minerals). Malagasy retains a 25% interest. The land position covers 2,119 permits and 827.7 square kilometres and is mostly adjacent to the south and east of the Company's 100% owned Green Giant Property. The Company paid $2,261,690 and issued 7,500,000 common shares valued at $1,350,000. Malagasy has a carried interest until the Company delivers a Bankable Feasibility Study ("BFS"). Upon the delivery of a BFS, Malagasy is required to contribute its 25% interest in the development and mining operations. Should either party's interest fall below 10%, through not contributing their portion of costs post-BFS, their position will be diluted to a 2% Net Smelter Return ("NSR"). As it has not yet determined whether the property has probable or proven reserves, the Company recognized an impairment loss during fiscal 2012 totaling $3,770,129. This amount represents the cash paid, the value of common shares issued, and legal and other professional fees paid relating to the property’s acquisition.

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

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2013
(Expressed in US Dollars)

8.	Common Stock and Additional Paid-in Capital

a)	During July 2012, the Company issued 700,000 shares of common stock for consideration of $105,000. The shares were issued pursuant to the exercise of stock options.

b)
On July 13, 2012, the Company issued 1,695,000 stock options to directors, officers and consultants of the Company at an exercise price of $0.29. The stock options were valued at $411,038 using the Black-Scholes pricing model with the following assumptions: risk free interest rate ñ 1.25%; expected volatility ñ 138%; dividend yield ñ NIL; and expected life ñ 4 years. These stock options vested on the grant date.

c)
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

d)
On February 27, 2013, the Company issued 5,900,000 stock options to directors, officers and consultants at an exercise price of $0.21. The stock options were valued at $1,059,640 using the Black-Scholes pricing model with the following assumptions: risk free interest rate ñ 1.40%; expected volatility ñ 129%; dividend yield ñ NIL; and expected life ñ 5 years. These stock options vested on the grant date.

e)
During March 2013, the Company closed a private placement raising a total of CAD$2,358,000 (USD$2,307,035). The Company issued 12,350,000 common stock at prices between $0.18 and $0.20 per share. In addition, the Company paid a fee of CAD$86,000 (USD$84,176) and issued 270,000 compensation warrants. Each compensation warrant entitles the holder to purchase one common share at CAD$0.20.

f)
On July 9, 2013, the Company issued 1,255,000 stock options to directors, officers and consultants at an exercise price of $0.11. The stock options were valued at $117,594 using the Black-Scholes pricing model with the following assumptions: risk free interest rate ñ 1.25%; expected volatility ñ 128%; dividend yield ñ NIL; and expected life ñ 5 years. These stock options vested on the grant date.

g)
Between July 26, 2013 and August 1, 2013, the Company closed a private placement raising a total of $2,043,452. The Company issued 16,950,001 common stock at prices of CAD$0.125 and $0.12 per share. The Company paid a fee of $74,075 and issued 402,000 compensation warrants at an exercise price of CAD$0.125 and 150,000 compensation warrants at an exercise price of $0.12. Each compensation warrant expires one year from the date of issue.

h)
On September 19, 2013, the Company issued 750,000 stock options to directors, officers and consultants at an exercise price of $0.15. The stock options were valued at $96,675 using the Black-Scholes pricing model with the following assumptions: risk free interest rate ñ 1.25%; expected volatility ñ 127%; dividend yield ñ NIL; and expected life ñ 5 years. These stock options vested on the grant date.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2013
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

The following is a continuity schedule of the Company's stock options, all of which vest on the grant date:

	Number of	Weighted-Average
	Stock Options	Exercise Price ($)

Outstanding and exercisable, June 30, 2012	23,690,000	0.29
Issued	7,595,000	0.23
Exercised	(700,000)	0.15
Expired	(1,695,000)	0.15
Cancelled	(1,750,000)	0.32

Outstanding and exercisable, June 30, 2013	27,140,000	0.28
Issued	2,005,000	0.12
Expired	(750,000)	0.35
Cancelled	(150,000)	0.28

Outstanding and exercisable, September 30, 2013	28,245,000	0.27

The following is a summary stock options outstanding as of September 30, 2013:

Exercise	Number of	Expiry
Price ($)	Stock Options	Date

0.40	4,850,000	May 11, 2014
0.30	3,700,000	July 1, 2016
0.29	1,695,000	July 13, 2016
0.20	1,850,000	October 24, 2016
0.21	2,240,000	December 1, 2016
0.28	5,850,000	March 7, 2017
0.23	180,000	May 23, 2017
0.21	5,875,000	February 27, 2018
0.11	1,255,000	July 9, 2018
0.15	750,000	September 19, 2018

	28,245,000

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2013
(Expressed in US Dollars)

10.          Warrants

The following is a continuity schedule of the Company's common share purchase warrants:

	Number	Exercise
	of Warrants	Price ($)

Outstanding and exercisable, June 30, 2012	43,619,695	0.55
Issued	3,513,599	0.46
Expired	(43,619,695)	0.55

Outstanding and exercisable, June 30, 2013	3,513,599	0.46
Issued	552,000	0.12

Outstanding and exercisable, September 30, 2013	4,065,599	0.22

The following is a summary common share purchase warrants outstanding as of September 30, 2013:

Exercise		Number of	Expiry
Price ($)		Warrants	Date

0.19	*	270,000	March 22, 2014
0.12	**	402,000	July 26, 2014
0.12		150,000	August 1, 2014
0.35		340,028	November 15, 2014
0.23		2,903,571	November 15, 2015

		4,065,599

* The exercise price is CAD$0.20.
** The exercise price is CAD$0.125.

11.          Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common stock outstanding. Diluted loss per share and the weighted average number of shares of common stock exclude all potentially dilutive shares since their effect is anti-dilutive. As at September 30, 2013, there were a total of 32,310,599 (September 30, 2013: 66,609,695) potentially dilutive stock options and common share purchase warrants outstanding.

12.          Commitments

The Company raised CAD$3,195,500 during 2013 on a Canadian flow-through basis. The Company is required to spend and renounce this amount on Canadian Exploration Expenditures before December 31, 2014. The Company expects to meet this commitment.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2013
(Expressed in US Dollars)

13.          Subsequent Events

Stock Option Issuance
On October 9, 2013, the Company issued 250,000 stock options to directors and officers of the Company at an exercise of $0.13 and an expiry date of October 9, 2018.

Property Acquisition
On October 24, 2013, the Company signed a Memorandum of Understanding ("MOU") with Malagasy to acquire the remaining 25% interest in the Molo Graphite Project. A share purchase agreement and joint venture agreement will be completed within 45 days of signing of the MOU. In consideration for Malagasy entering into the MOU, Energizer agrees to make the following payments to Malagasy within 5 business days of TSX approval:
•	Cash payment of CAD$400,000;
•	Issuance of 2,500,000 Energizer common shares which are subject to a 12 month voluntary vesting period;
•
Issuance of 3,500,000 Common Share purchase warrants having an expiration date of five years from the signing date of the Agreement at a price to be determined by taking the volume weighted average closing price of Energizer’s common shares during the five days immediately preceding execution of the Agreement;

•
Cash payment of CAD$700,000 and issuance of 1,000,000 Energizer common shares which are subject to a 12 month voluntary vesting period within 5 business days of Energizer receiving a final completed Bankable Feasibility Study (“BFS”) for the Molo Graphite Project or the formal announcement of a decision to mine;

•	Cash payment of CAD$1,000,000 within 5 business days of the commencement of Molo mine commercial production;
•	Malagasy retains a 1.5% Net Smelter Return Royalty on all industrial minerals produced from the property; and
•
Energizer acquires a 100% interest in and to the industrial mineral rights on about 1-1/2 additional claim blocks comprising 10,811 hectares immediately to the east and adjoining the Molo Graphite Deposit claim blocks.

In a parallel but separate transaction, Malagasy acquires a 75% interest through a Joint Venture Agreement to be drafted for non-industrial minerals on Energizer’s 100% owned Green Giant Property in Madagascar. Energizer will own the remaining 25% and have a free carried interest through to the BFS stage.

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

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with our Financial Statements and Notes to Financial Statements included in our fiscal 2013 Annual Report on Form 10-K for the year ended June 30, 2013, filed with the Securities and Exchange Commission on September 26, 2013. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

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

During fiscal 2008, the Company incorporated Energizer Resources (Mauritius) Ltd., a Mauritius subsidiary and Energizer Resources Madagascar Sarl, a Madagascar subsidiary. During fiscal 2009, the Company incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl, a Madagascar subsidiary, which holds the Green Giant Property in Madagascar. During fiscal 2012, the Company incorporated Madagascar-ERG Joint Venture (Mauritius) Ltd., a Mauritius subsidiary and ERG (Madagascar) Sarl, a Madagascar subsidiary. ERG (Madagascar) Sarl is 100% owned by Madagascar-ERG Joint Venture (Mauritius) Ltd. which is owned 75% by Energizer Resources (Mauritius) Ltd. ERG (Madagascar) Sarl holds the Malagasy Joint Venture Ground. During fiscal 2014, the Company incorporated 2391938 Ontario Inc. an Ontario, Canada subsidiary.

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

Properties
Madagascar Properties
Molo Graphite Project, Southern Madagascar, Africa
On December 14, 2011, we entered into a Definitive Joint Venture Agreement ("JVA") with Malagasy Minerals Limited ("Malagasy"), a public company on the Australian Stock Exchange, to acquire a 75% interest to explore and develop a group of industrial minerals (including graphite, vanadium and approximately 25 other minerals). Malagasy retains a 25% interest. The land position covers 2,119 permits and 827.7 square kilometres and is mostly adjacent to the south and east of the Company's 100% owned Green Giant Property. The Company paid $2,261,690 and issued 7,500,000 common shares valued at $1,350,000. Malagasy has a carried interest until the Company delivers a Bankable Feasibility Study ("BFS"). Upon the delivery of a BFS, Malagasy is required to contribute its 25% interest in the development and mining operations. Should either party's interest fall below 10%, through not contributing their portion of costs post-BFS, their position will be diluted to a 2% Net Smelter Return ("NSR"). As it has not yet determined whether the property has probable or proven reserves, the Company recognized an impairment loss during fiscal 2012 totaling $3,770,129. This amount represents the cash paid, the value of common shares issued, and legal and other professional fees paid relating to the properties acquisition.

Further, on October 24, 2013, we signed a Memorandum of Understanding ("MOU") with Malagasy to acquire the remaining 25% interest in the Molo Graphite Project. A share purchase agreement and joint venture agreement will be completed within 45 days of signing of the MOU. In consideration for Malagasy entering into the MOU, Energizer agrees to make the following payments to Malagasy within 5 business days of TSX approval:
•	Cash payment of CAD$400,000;
•	Issuance of 2,500,000 Energizer common shares which are subject to a 12 month voluntary vesting period;
•
Issuance of 3,500,000 Common Share purchase warrants having an expiration date of five years from the signing date of the Agreement at a price to be determined by taking the volume weighted average closing price of Energizer’s common shares during the five days immediately preceding execution of the Agreement;

•
Cash payment of CAD$700,000 and issuance of 1,000,000 Energizer common shares which are subject to a 12 month voluntary vesting period within 5 business days of Energizer receiving a final completed Bankable Feasibility Study (“BFS”) for the Molo Graphite Project or the formal announcement of a decision to mine;

•	Cash payment of CAD$1,000,000 within 5 business days of the commencement of Molo mine commercial production;
•	Malagasy retains a 1.5% Net Smelter Return Royalty on all industrial minerals produced from the property; and
•
Energizer acquires a 100% interest in and to the industrial mineral rights on about 1-1/2 additional claim blocks comprising 10,811 hectares immediately to the east and adjoining the Molo Graphite Deposit claim blocks.

In a parallel but separate transaction, Malagasy acquires a 75% interest through a Joint Venture Agreement to be drafted for non-industrial minerals on Energizer’s 100% owned Green Giant Property in Madagascar. Energizer will own the remaining 25% and have a free carried interest through to the BFS stage.

Green Giant Property, Southern Madagascar, Africa
During 2007, we paid $765,000, issued 2,500,0000 common shares and 1,000,000 now expired common share purchase warrants to enter into a joint venture agreement for the Green Giant Property with Madagascar Minerals and Resources Sarl ("MMR"). The Company owned a 75% interest and MMR owned a 25% interest.

On July 9, 2009, the Company acquired the remaining 25% interest for $100,000 and terminated the joint venture. MMR retains a 2% NSR. The NSR can be purchased, at the Company's option, for $500,000 in cash or common shares for the first 1% and at a price of $1,000,000 in cash or common shares for the second 1%.

Canadian Properties
Sagar Property – Romanet Horst, Labrador Trough, Québec, Canada
On May 2, 2006, we signed a letter of intent for an option to acquire a 75% interest in 361 claims located in northern Quebec, Canada. The vendor had the right and option to sell the remaining 25% interest in the property and exercised that right on February 28, 2007. Therefore we now own a 100% interest in this property, subject to a 2% NSR. As there has been a change in government in the province of Quebec, in particular a political party that advocates separation of Canada and Quebec, we are uncertain if any legislation will be introduced that will impact our business plan for this property.

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

Employees
As of November 1, 2013, we had 8 total employees, 6 full-time and 2 part-time employees. In addition to our full time employees, we engage consultants to serve several important managerial and non-managerial functions for us including serving as officers and to performing professional, geological and administrative functions.

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

Agreements
Molo Graphite Project, Southern Madagascar, Africa
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

Further, subsequent to the quarter ended September 30, 2013, on October 24, 2013, we signed a Memorandum of Understanding ("MOU") with Malagasy to acquire the remaining 25% interest in the Molo Graphite Project. A share purchase agreement and joint venture agreement is intended to be completed within 45 days of signing of the MOU (the “Agreement”). In consideration for Malagasy entering into the MOU, we agreed to make the following payments to Malagasy within 5 business days of TSX approval:

•	Cash payment of CAD$400,000;
•	Issuance of 2,500,000 of our common shares which are subject to a 12 month voluntary vesting period;
•	Issuance of 3,500,000 Common Share purchase warrants having an expiration date of five years from the signing date of the Agreement at a price to be determined by taking the volume weighted average closing price of our common shares during the five days immediately preceding execution of the Agreement;
•	Cash payment of CAD$700,000 and issuance of 1,000,000 of our common shares which are subject to a 12 month voluntary vesting period within 5 business days of our receiving a final completed Bankable Feasibility Study (“BFS”) for the Molo Graphite Project or the formal announcement of a decision to mine;
•	Cash payment of CAD$1,000,000 within 5 business days of the commencement of Molo mine commercial production;
•	Malagasy retains a 1.5% Net Smelter Return Royalty on all industrial minerals produced from the property; and
•	We acquire a 100% interest in and to the industrial mineral rights on about 1-1/2 additional claim blocks comprising 10,811 hectares immediately to the east and adjoining the Molo Graphite Deposit claim blocks.

In a parallel but separate transaction, Malagasy acquires a 75% interest through a Joint Venture Agreement to be drafted for non-industrial minerals on our 100% owned Green Giant Property in Madagascar. We will own the remaining 25% and have a free carried interest through to the BFS stage.

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

SAGAR PROPERTY

Property Description and Location
The Sagar Property comprises 361 blocks of claims in the Province of Québec, Canada. The approximate centre of exploration activity is circa 56°22’ N latitude and circa 68° 00’ W longitude. Details on the individual claims are available on-line at the Government of Québec’s Ministère des Resources Naturelles et de la Faune GESTIM website at https://gestim.mines.gouv.qc.ca. This property can be accessed by air.

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

RESULTS OF OPERATIONS
We have had no operating revenues from inception on March 1, 2004 through to the quarter ended September 30, 2013. Our activities have been financed from the proceeds of securities subscriptions. From inception, on March 1, 2004, to September 30, 2013, we raised net aggregate proceeds of $44,028,379 from private offerings of our securities and $1,075,500 through the exercise of common share purchase warrants and stock options. For the three month period ending September 30, 2013, $1,853,141 (September 30, 2012: $Nil) and $Nil (September 30, 2012: $105,000) was raised through private placements and the exercise of stock options, respectively.

For the period from March 1, 2004 to September 30, 2013, we incurred losses before income taxes of $76,887,579. Expenses included $39,323,807 in mineral property and exploration costs and impairment losses on mineral properties. These costs include acquisition costs relating to the Madagascar properties, the Sagar properties in Quebec and other abandoned properties. We have also incurred $7,457,675 in professional fees since inception; general and administrative expenses of $8,124,346; stock based compensation valued at $24,389,813 using the Black-Scholes pricing model; net foreign exchange translation gains totaling $1,050,653, donated services and expenses of $18,750, and net other income (including interest) of $1,469,479.

The following are explanations for the fluctuations during the three month period ended September 30, 2013:
•
Following our accounting policies of expensing acquisition costs and exploration expenses on mineral properties as incurred, this amounts increased the net loss for each period. For the three months ended September 30, 2013, we spent $1,036,734 (September 30, 2012: $1,968,587) on our mineral properties. In the prior year the Company completed a drill program on its Molo ground as part of work required to complete its National Instrument 43-101 report (which was subsequently filed during the second quarter of fiscal 2013). During the three months ended September 30, 2013, the Company worked on its Sagar and Madagascar properties to a lesser degree, due to its current cash balances, than during the year before.

•
Professional fees totalled $293,856 down $108,216 from the September 30, 2012’s total of $402,072. General and administration totalled $249,252 up $14,014 from the September 30, 2012’s total of $235,238. General and administration are costs associated with running the Toronto and Madagascar offices. Investor relations expenses, including costs associated with travelling are the primary reason for the small increase in general and administration expense. Trips included visits to Europe to update existing investors and potential off-take partners, trips to California for investor road-shows and trips to New York City and surrounding area for both investors and potential off-take partners. With regards to professional fees, compensation to existing employees was $84,000 lower during the current period.

•
Stock-based compensation decreased by $196,769 from $411,038 for the three month period ended September 30, 2012 to $214,269 for the three month period ended September 30, 2012. A total of 2,005,000 stock options were issued at exercise prices between $0.11 and $0.15 during the three months ended September 30, 2013 while 1,695,000 stock options were issued at an exercise price of $0.29 during the three months ended September 30, 2012. The value noted within the statement of operations is the theoretical Black-Scholes calculated value of those stock options which is based on subjective factors including volatility, risk-free interest rate, dividend yield and expected life.

•
Net investment income totalled $930 for the three month period ended September 30, 2013 and $264,724 during the three month period ended for September 30, 2012. During 2012 the company’s cash balance was higher allowing it to make greater returns. More significantly, during 2012, due to the rise in the value of low-risk bond funds, the company was able to capitalize by investing its net excess cash and yielding a significant return.

•
During the three months ended September 30, 2013, $63,849 (September 30, 2012: $Nil) was written off as a result of other than a temporary decline in market value of various investments held during the life of the Company. The Accumulated comprehensive loss within the Company’s Stockholders’ Equity is now $Nil.

Liquidity, Capital Resources and Foreign Currencies
As at September 30, 2013, we had cash on hand of $1,403,145. Our working capital was $701,492.

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

•
For the year ended June 30, 2013, we raised net proceeds of $4,076,113 through the issuance of 18,157,142 common shares and 3,513,599 common share purchase warrants and $105,000 by issuing 700,000 common shares through the exercise of common stock purchase options.

•	For the three month period ended September 30, 2013, we raised net proceeds of $1,853,141 through the issuance of 16,950,001 common shares and 552,000 common share purchase warrants.

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
We have funded our business to date from sales of our securities. During the period ended September 30, 2013, and since July 1, 2012, we issued the following unregistered securities:
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

•
During July/August 2013, we closed a private placement raising $2,043,452 through the issuance of 16,950,001 common shares and 552,000 common share purchase warrants. We paid a fee of CAD$57,750 (USD$56,075) and $18,000 and issued 552,000 compensation warrants. Each compensation warrant entitles the holder to purchase one common share at CAD$0.125.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Other than a total of 672,000 broker warrants, noted above in the issuance of securities section which are denominated in Canadian dollars, we do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the development and mining of our mining claim.

ITEM 4. - CONTROLS AND PROCEDURES
Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the deficiencies noted in our management’s report on internal controls and procedures over financial reporting, our principal executive officer and our principal financial officer concluded that, given the size of our Company and its finance department, that our disclosure controls and procedures were not effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2013, no changes were made to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception. Since our inception, up to September 30, 2013, we had accumulated net losses of $76,887,579. If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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
Any adverse developments to the political situation in Madagascar could have a material effect on our Company’s business, results of operations and financial condition. Democratic elections in Madagascar are planned for 2013, with the first round of the presidential election taking place on 25 October and the second round scheduled for 20 December, in accordance with the elections calendar jointly established between the UN and the Elections Commissions. To date, our Company has not experienced and disruptions or been placed under any constraints in our exploration efforts due to the political situation in Madagascar. Depending on future actions taken by the transitional government, or any future government, our Company’s business operations could be impacted.

A roadmap, designed by the Southern African Development Community, was signed by the various political factions on September 17, 2011, a government of national unity was formed during November 2011 and the transition parliament was re-structured to include opposition members. An independent elections commission was established in April 2012. The African Union has endorsed this roadmap. At the date of this report, the elections commission is expected to issue the results of the first round of presidential elections of October 25, 2013, where 33 candidates competed. Once endorsed by the special elections court, the two finalists will face off in the second-round of presidential elections, paired with parliamentary elections, and both set for December 20, 2013. The consequences of the outcome of these elections (or the further failure to hold them) may adversely affect our business plan and operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
For the period from July 1, 2012 through September 30, 2013, our Company issued the following unregistered securities:
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

•
During July/August 2013, we closed a private placement raising $2,043,452 through the issuance of 16,950,001 common shares and 552,000 common share purchase warrants. We paid a fee of CAD$57,750 (USD$56,075) and $18,000 and issued 552,000 compensation warrants. Each compensation warrant entitles the holder to purchase one common share at CAD$0.125.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
There were no defaults upon senior securities during the period ended September 30, 2013.

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

3.3	Amended and Restated By-Laws of Energizer Resources Inc. (Incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K as filed with the SEC on July 16, 2010)
3.4	Amendment to the By-Laws of Energizer Resources Inc. (Incorporated by reference to the registrant’s current report on Form 8-K as filed with the SEC on October 16, 2013)
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

4.8	Form of Warrant relating to private placement completed during November 2012.
4.9	Agency Agreement relating to private placement completed during November 2012.
4.10	Amended and Restated Stock Option Plan of Energizer Resources, Inc. (Incorporated by reference to the registrant’s current report on Form 8-K as filed with the SEC on October 16, 2013)
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

3.4	Amendment to the By-Laws of Energizer Resources Inc.
10.14.	Amended and Restated Stock Option Plan, dated October 11, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGIZER RESOURCES INC.

Dated:	November 8, 2013

By:	/s/ Richard Schler
Name: Richard Schler
Title: Chief Executive Officer and Director

Dated:	November 8, 2013

By:	/s/ Peter D. Liabotis
Name: Peter D. Liabotis
Title: Chief Financial Officer (Principal Accounting Officer)