Form 10-Q
period 2013-12-31
Energizer Resources, Inc.
filed 2014-02-13
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51151

ENERGIZER RESOURCES INC.
 (Name of registrant in its charter)

Minnesota	20-0803515
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of February 10, 2014, there were 266,127,603 shares of the Registrant's common stock issued and outstanding.

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

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General
The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended December 31, 2013 are not necessarily indicative of the results that can be expected for the year ending June 30, 2014.

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “CAD$” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

ENERGIZER RESOURCES INC.
(An Exploration Stage Company)

Unaudited Condensed Consolidated Interim Financial Statements

For the six month period ended December 31, 2013

(Expressed in US Dollars)

Energizer Resources Inc.
(An Exploration Stage Company)
Unaudited Condensed Consolidated Interim Balance Sheets
(Expressed in US Dollars)

	December 31, 2013	June 30, 2013
	(Unaudited)	(Audited)

Current Assets:
Cash and cash equivalents	$1,294,151	$825,100
Amounts receivable and prepaid expenses (note 4)	269,387	209,520
Loan to related party (note 4)	80,525	136,999
Marketable securities (note 5)	62,405	10,000
Total current assets	1,706,468	1,181,619
Equipment (note 6)	26,850	38,817

Total assets	$1,733,318	$1,220,436

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities:
Accounts payable and accrued liabilities	$718,306	$803,130
Deferred premium on flow-through shares (note 8)	100,538	-

Total liabilities	818,844	803,130

Stockholders' Equity
Common stock, 450,000,000 shares authorized, $0.001 par value,
203,743,536 issued and outstanding (June 30, 2013 -
175,604,320) (note 9)	203,743	175,604
Additional paid-in capital	78,780,796	75,357,442
Accumulated comprehensive loss	5,066	(62,849)
Donated capital	20,750	20,750
Accumulated deficit during exploration stage	(78,095,881)	(75,073,641)
Total stockholders' equity	914,474	417,306
Total liabilities and stockholders' equity	$1,733,318	$1,220,436

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Going concern (note 1)

Mineral Properties (note 7)

Commitments (note 13)

Subsequent Events (note 14)

Energizer Resources Inc.
(An Exploration Stage Company)
Unaudited Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)

	March 1, 2004 (date of inception) to December 31,	For the six months ended Dec 31,		For the three months ended Dec 31,
	2013	2013	2012	2013	2012

Revenues	$-	$-	$-	$-	$-
Expenses
Mineral exploration expense (note 7)	28,512,726	1,584,290	2,288,357	547,556	319,770
Stock-based compensation
(notes 4, 9 & 10)	24,417,363	241,819	411,038	27,550	-
Impairment loss on mineral
properties (note 7)	11,358,637	-	-	-	-
General and administrative (note 4)	8,468,829	593,735	525,732	344,483	290,494
Professional and consulting fees (note 4)	7,788,369	624,550	1,075,827	330,694	673,755
Depreciation (note 6)	98,616	11,967	11,713	5,296	4,952
Donated services and expenses	18,750	-	-	-	-
Foreign currency translation (gain)/loss	(1,091,460)	(90,570)	9,129	(40,807)	68,056
Total expenses	79,571,830	2,965,791	4,321,796	1,214,772	1,357,027
Net loss from operations	(79,571,830)	(2,965,791)	(4,321,796)	(1,214,772)	(1,357,027)

Other Income
Investment income	1,235,945	7,400	295,562	6,470	30,838
Other income	303,853	-	-	-	-
Impairment of marketable securities (note 5)	(63,849)	(63,849)	-	-	-

Net Loss	(78,095,881)	(3,022,240)	(4,026,234)	(1,208,302)	(1,326,189)
Unrealized (loss)/gain from investments in
marketable securities	(64,254)	4,439	(9,513)	5,439	(3,513)
Recognition of other than
temporary loss (note 5)	63,849	63,849	-	-	-

Comprehensive loss	$(78,096,286)	$(2,953,952)	$(4,035,747)	$(1,202,863)	$(1,329,702)

Loss per share - basic and diluted (note 12)		$(0.02)	$(0.03)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted		189,902,681	159,084,841	194,152,780	159,126,689

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Unaudited Condensed Consolidated Interim Statements of Cash Flows
(Expressed in US Dollars)

	March 1, 2004 (date of inception) to December 31,	For the six months ended December 31,
	2013	2013	2012

Operating Activities
Net loss	$(78,095,881)	$(3,022,240)	$(4,026,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	98,616	11,967	11,713
Gain on sale of marketable securities	(4,545)	(4,545)	-
Donated services and expenses	20,750	-	-
Non-cash proceeds received	(74,000)	-	-
Dual currency deposits	71,680	-	-
Impairment loss on mineral properties	11,358,637	-	-
Stock-based compensation	24,417,363	241,819	411,038
Issuance of shares and warrants for services rendered	168,100	-	-
Impairment of marketable securities	63,849	63,849	-
Change in operating assets and liabilities:
Amounts receivable and prepaid expenses	(269,387)	(59,867)	133,746
Accounts payable and accrued liabilities	719,132	(84,824)	(772,194)
Tax credits recoverable	(245,186)	-	-
Non-cash portion of marketable securities	366	-	-

Net cash used in operating activities	(41,770,506)	(2,853,841)	(4,241,931)

Financing Activities
Proceeds from issuance of common stock, net	45,489,995	3,314,757	1,809,549
Exercise of warrants and stock options	1,075,500	-	105,000
Government grants received	245,186	-	-

Net cash provided by financing activities	46,810,681	3,314,757	1,914,549

Investing Activities
Mineral property acquisition costs	(3,419,973)	-	-
Purchase of property and equipment	(125,465)	-	(9,809)
Investment in dual currency deposits	(32,938,800)	-	-
Redemption of dual currency deposits	32,867,078	-	-
Loan to related party	(80,525)	56,474	56,059
Purchases of marketable securities, net of sales	(103,763)	(103,763)	-
Proceeds on sale of marketable securities	55,424	55,424	-

Net cash (used in) provided by investing activities	(3,746,024)	8,135	46,250

Increase (decrease) in cash and cash equivalents	1,294,151	469,051	(2,281,132)
Cash and cash equivalents - beginning of period	-	825,100	3,479,484

Cash and cash equivalents - end of period	$1,294,151	$1,294,151	$1,198,352

Non-cash investing and financing activities:
Issuance of common stock for mineral properties	$5,190,500	$-	$-
Issuance of common stock and warrants for services	$5,811,125	$-	$-
Supplemental Disclosures:
Interest received	$817,422	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month period ended December 31, 2013
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

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to generate revenue from mining operations or pay dividends and is unlikely to do so in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing to continue operations, and the attainment of profitable operations. As of December 31, 2013, the Company has accumulated losses of $78,095,881. As such, there is substantial doubt regarding the Company's ability to continue as a going concern. These unaudited condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
For the six month period ended December 31, 2013
(Expressed in US Dollars)

3.	Recent Accounting Pronouncements Affecting The Company

The following are recent FASB accounting pronouncements, which may have an impact on the Company's future consolidated financial statements.

•
"Comprehensive Income (ASC Topic - 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income": ("ASU 2013-02") was issued during February 2013. FASB issued guidance which requires an entity to disclose in a single location the effects of the reclassification of amounts out of accumulated other comprehensive income ("AOCI"). The guidance is effective prospectively for reporting periods beginning after December 31, 2013.

•
"Income Taxes (ASC Topic - 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists" ("ASU 2013-11) was issued during July 2013. FASB issued guidance on how to present an unrecognized tax benefit. The guidance is effective for annual periods beginning after December 15, 2013.

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

The following are the related party transactions as at December 31, 2013:

a)
The Company incurred a total of $60,000 (December 31, 2012: $59,495) office administration and rent expense from a public company related by common management, Red Pine Exploration Inc. (TSX.V: "RPX").

b)
1,870,000 (December 31, 2012: 1,650,000) stock options were issued to related parties during the period with exercise prices between $0.11 and $0.15 (December 31, 2012: $0.29). These stock options valued at $241,819 (December 31, 2012: $411,038) were issued to directors and officers of the Company.

c)	The Company incurred $461,272 (December 31, 2013: $512,312) in administrative, management and consulting fees to directors and officers.

d)	The Company incurred $7,760 (December 31, 2013: $406,700) in charges from a mining and engineering firm for which one of the Company's directors serves as a senior officer and a director.

The following are the related party balances as at December 31, 2013:

a)	Related party balances of $55,264 (June 30, 2013: $42,908) in prepaid expenses.

b)
The Company has advanced a short-term loan to RPX totaling $80,525 (June 30, 2013: $136,999). This loan is interest bearing at a rate of 3% and is expected to be paid back in full within the next 12 months. $300,000 was originally loaned during January 2012 and represents the highest outstanding balance. $225,000 has been paid back on the loan since inception up to December 31, 2013, all against the loan's principal balance. Accrued interest due totals $10,616 as at December 31, 2013.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month period ended December 31, 2013
(Expressed in US Dollars)

5.	Marketable Securities

Marketable securities consist of available-for-sale securities over which the Company does not have significant influence or control. $62,405 (June 30, 2013: $10,000) is invested in TSX-Venture entities. During December 31, 2013, the Company determined that $63,849 of unrealized losses were other than temporary and as such were recognized as an "other expense" in net loss and removed from accumulated other comprehensive income.

6.	Equipment

	Cost	Accumulated Depreciation	December 31, 2013 Net Book Value	June 30, 2013 Net Book Value

Exploration equipment	$63,547	$36,697	$26,850	$38,817

For the six month period ended December 31, 2013, depreciation expense totaled $11,967 (December 31, 2012: $11,713).

7.	Mineral Properties

Molo Graphite Project, Southern Madagascar, Africa
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

On October 24, 2013, the Company signed a Memorandum of Understanding ("MOU") with Malagasy to acquire the remaining 25% interest in the Molo Graphite Project. Upon execution of a signed purchase agreement, the share purchase agreement and a joint venture agreement will be completed which will supersede the MOU. As part of the prospective transaction, the Company agreed to make the following payments to Malagasy within 5 business days of TSX approval: cash payment of CAD$400,000; issue 2,500,000 common shares of the Company which will be subject to a 12 month voluntary vesting period; and issue of 3,500,000 common share purchase warrants with an expiration date of five years from the signing date of the agreement at a price to be determined by taking the volume weighted average closing price of the Company's common shares during the five days immediately preceding execution of the Agreement. In addition, the Company will do the following: make a cash payment of CAD$700,000 and issue of 1,000,000 of the Company's common shares within five days of completion of a Bankable Feasibility Study (“BFS”) for the Molo Graphite Project or the formal announcement of a decision to mine; and a cash payment of CAD$1,000,000 within five days of the commencement of Molo mine commercial production. Malagasy will retain a 1.5% Net Smelter Return Royalty on all industrial minerals produced from the property. The Company also acquires a 100% interest in and to the industrial mineral rights on about 1-1/2 additional claim blocks comprising 10,811 hectares immediately to the east and adjoining the Molo Graphite Deposit claim blocks.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month period ended December 31, 2013
(Expressed in US Dollars)

7.	Mineral Properties - continued

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

In a parallel but separate transaction to the MOU with Malagasy, Malagasy acquires a 75% interest through a Joint Venture Agreement to be drafted for non-industrial minerals on Energizer’s 100% owned Green Giant Property in Madagascar. Energizer will own the remaining 25% and have a free carried interest through to the BFS stage.

Sagar Property - Romanet Horst, Labrador Trough, Quebec, Canada
During 2006, the Company purchased from Virginia Mines Inc. ("Virginia") a 100% interest in 377 claims located in northern Quebec, Canada. Virginia retains a 2% NSR on this property with other unrelated vendors holding a 1% NSR on certain claims, and a 0.5% NSR on other claims. For the other vendor's NSR, the Company has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.

8.	Deferred Premium on Flow-Through Shares

The premium paid for flow-through shares in excess of the market value of the shares without a flow-through feature is initially recognized as a liability. The liability is subsequently reduced and recorded in the statement of comprehensive loss on a pro-rata basis based on the corresponding eligible flow-through expenditures that have been incurred. The following summarizes the deferred premium liability on flow-through transactions for the six month period ended December 31, 2013.

For the six month period ended
December 31, 2013

Deferred premium on flow-through shares, beginning of period	$-
Recognized on issuance of flow-through shares	100,538

Deferred premium on flow-through shares, end of period	$100,538

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month period ended December 31, 2013
(Expressed in US Dollars)

9.	Common Stock and Additional Paid-in Capital

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

d)
On February 27, 2013, the Company issued 5,900,000 stock options to directors, officers and consultants at an exercise price of $0.21. The stock options were valued at $1,059,640 using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.40%; expected volatility - 129%; dividend yield - NIL; and expected life of 5 years. These stock options vested on the grant date.

e)
During March 2013, the Company closed a private placement raising a total of CAD$2,358,000 (USD$2,307,035). The Company issued 12,350,000 common stock at prices between $0.18 and $0.20 per share. In addition, the Company paid a fee of CAD$86,000 (USD$84,176) and issued 270,000 compensation warrants. Each compensation warrant entitles the holder to purchase one common share at CAD$0.20.

f)
On July 9, 2013, the Company issued 1,255,000 stock options to directors, officers and consultants at an exercise price of $0.11. The stock options were valued at $117,594 using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.25%; expected volatility - 128%; dividend yield - NIL; and expected life of 5 years. These stock options vested on the grant date.

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

h)
On September 19, 2013, the Company issued 750,000 stock options to directors, officers and consultants at an exercise price of $0.15. The stock options were valued at $96,675 using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.25%; expected volatility - 127%; dividend yield - NIL; and expected life of 5 years. These stock options vested on the grant date.

i)
On October 9, 2013, the Company issued 250,000 stock options to directors and officers of the Company at an exercise of $0.13 and an expiry date of October 9, 2018. The stock options were valued at $27,550 using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.25%; expected volatility - 126%; dividend yield ñ NIL; and expected life of 5 years. These stock options vested on the grant date.

j)
On December 18, 2013 the Company closed a private placement raising a total of CAD$1,566,490 (USD$1,478,923). The Company issued 11,189,215 common shares at a price of CAD$0.14. The Company paid fees of CAD$103,989 (USD$98,176) and issued 671,353 compensation warrants at an exercise price of CAD$0.14. Each compensation warrant expires eighteen months from the date of issue.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month period ended December 31, 2013
(Expressed in US Dollars)

10.	Stock Options

On March 9, 2006, the Company filed a Form S-8 registration statement in connection with its newly adopted 2006 Stock Option Plan (the "2006 Plan") allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares. On December 18, 2006, February 16, 2007, July 11, 2007, September 29, 2009, May 3, 2011, March 1, 2012, February 27, 2013, and December 23, 2013, the 2006 Plan was amended to increase the stock option pool by a total of 35,500,000 additional common shares.

The following is a continuity schedule of the Company's stock options, all of which vest on the grant date:

	Number of Stock Options	Weighted-Average Exercise Price ($)

Outstanding and exercisable, June 30, 2012	23,690,000	0.29
Issued	7,595,000	0.23
Exercised	(700,000)	0.15
Expired	(1,695,000)	0.15
Cancelled	(1,750,000)	0.32

Outstanding and exercisable, June 30, 2013	27,140,000	0.28
Issued	2,255,000	0.13
Expired	(750,000)	0.35
Cancelled	(200,000)	0.26

Outstanding and exercisable, December 31, 2013	28,445,000	0.27

The following is a summary stock options outstanding as of December 31, 2013:

Exercise	Number of	Expiry
Price ($)	Stock Options	Date

0.40	4,850,000	May 11, 2014
0.30	3,700,000	July 1, 2016
0.29	1,695,000	July 13, 2016
0.20	1,800,000	October 24, 2016
0.21	2,240,000	December 1, 2016
0.28	5,850,000	March 7, 2017
0.23	180,000	May 23, 2017
0.21	5,875,000	February 27, 2018
0.11	1,255,000	July 9, 2018
0.15	750,000	September 19, 2018
0.13	250,000	October 9, 2018

	28,445,000

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month period ended December 31, 2013
(Expressed in US Dollars)

11.	Warrants

The following is a continuity schedule of the Company's common share purchase warrants:

	Number	Exercise
	of Warrants	Price ($)

Outstanding and exercisable, June 30, 2012	43,619,695	0.55
Issued	3,513,599	0.46
Expired	(43,619,695)	0.55

Outstanding and exercisable, June 30, 2013	3,513,599	0.46
Issued	1,223,353	0.12

Outstanding and exercisable, December 31, 2013	4,736,952	0.21

The following is a summary common share purchase warrants outstanding as of December 31, 2013:

Exercise		Number of	Expiry
Price ($)		Warrants	Date

0.19	*	270,000	March 22, 2014
0.12	**	402,000	July 26, 2014
0.12		150,000	August 1, 2014
0.35		340,028	November 15, 2014
0.23	***	2,903,571	November 15, 2015
0.13	****	671,353	June 19, 2015

		4,736,952

* The exercise price is CAD$0.20.
** The exercise price is CAD$0.125.
*** Subsequent to December 31, 2013, the Company re-priced and extended the term of the common share purchase warrants to an exercise price of $0.18 and an expiry date of November 15, 2016.
**** The exercise price is CAD$0.14.

12.	Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common stock outstanding. Diluted loss per share and the weighted average number of shares of common stock exclude all potentially dilutive shares since their effect is anti-dilutive. As at December 31, 2013, there were a total of 33,181,952 (December 31, 2012: 69,853,294) potentially dilutive stock options and common share purchase warrants outstanding.

13.	Commitments

The Company raised CAD$4,761,990 during 2013 on a Canadian flow-through basis. The Company is required to spend and renounce this amount on Canadian Exploration Expenditures before December 31, 2014. The Company expects to meet this commitment.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month period ended December 31, 2013
(Expressed in US Dollars)

14.	Subsequent Events

Closing of Private Placement
During January 2014, the Company raised CAD$7,486,088 (USD$6,720,378) by issuing 62,384,067 common shares and 31,192,033 common share purchase warrants. 27,017,033 common share purchase warrants entitle the holder to acquire one common share of the Company at CAD$0.18 with an expiry date of 36 months from the date of issue and 4,175,000 common share purchase warrants entitle the holder to acquire one common share of the Company at CAD$0.18 (USD$0.16) with an expiry date of 18 months from the date of issue.

In connection with the closing, the Company paid compensation consisting of a cash fee of CAD$407,609 (USD$368,097) and issued 3,396,744 broker warrants. Each broker warrant entitles the holder to acquire one common share at an exercise price of CAD$0.14 (USD$0.13) and expire 18 months from the date of issuance.

Stock Option Issuance
On January 10, 2014, the Company issued 4,625,000 stock options to directors and officers of the Company at an exercise of $0.18 and an expiry date of January 10, 2019. The stock options were valued at $413,475 using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.50%; expected volatility - 110%; dividend yield -NIL; and expected life of 5 years. These stock options vested on the grant date.

Warrant Re-Pricing
Further to disclosure noted in Note 11 herein, on January 10, 2014, the Company re-priced and extended the term of 2,903,571 common share purchase warrants from an exercise price of $0.23 to $0.18 and an expiry date of November 15, 2015 to November 15, 2016.

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

During fiscal 2008, the Company incorporated Energizer Resources (Mauritius) Ltd., a Mauritius subsidiary and Energizer Resources Madagascar Sarl, a Madagascar subsidiary. During fiscal 2009, the Company incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl, a Madagascar subsidiary, which holds the Green Giant Property in Madagascar. During fiscal 2012, the Company incorporated Madagascar-ERG Joint Venture (Mauritius) Ltd., a Mauritius subsidiary and ERG (Madagascar) Sarl, a Madagascar subsidiary. ERG (Madagascar) Sarl is 100% owned by Madagascar-ERG Joint Venture (Mauritius) Ltd., which is owned 75% by Energizer Resources (Mauritius) Ltd. ERG (Madagascar) Sarl holds the Malagasy Joint Venture Ground. During fiscal 2014, the Company incorporated 2391938 Ontario Inc., an Ontario, Canada subsidiary.

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

Further, on October 24, 2013, we signed a Memorandum of Understanding ("MOU") with Malagasy to acquire the remaining 25% interest in the Molo Graphite Project. A share purchase agreement and joint venture agreement will be completed between the parties. As of the date herein, no purchase agreement has been signed. It is anticipated, but not guaranteed, that definitive agreement will be executed in the third fiscal quarter As part of the prospective transaction, the Company agreed to make the following payments to Malagasy within 5 business days of TSX approval:
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

Green Giant Property, Southern Madagascar, Africa
During 2007, we paid $765,000, issued 2,500,0000 common shares and 1,000,000 now expired common share purchase warrants to enter into a joint venture agreement for the Green Giant Property with Madagascar Minerals and Resources Sarl ("MMR"). We owned a 75% interest and MMR owned a 25% interest.

On July 9, 2009, we acquired the remaining 25% interest for $100,000 and terminated the joint venture. MMR retains a 2% NSR. The NSR can be purchased, at our option, for $500,000 in cash or common shares for the first 1% and at a price of $1,000,000 in cash or common shares for the second 1%.

Canadian Properties
Sagar Property – Romanet Horst, Labrador Trough, Québec, Canada
On May 2, 2006, we signed a letter of intent for an option to acquire a 75% interest in 377 claims located in northern Quebec, Canada. The vendor had the right and option to sell the remaining 25% interest in the property and exercised that right on February 28, 2007. Therefore we now own a 100% interest in this property, subject to a 2% NSR. As there has been a change in government in the province of Quebec, in particular a political party that advocates separation of Canada and Quebec, we are uncertain if any legislation will be introduced that will impact our business plan for this property.

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

Employees
As of February 10, 2014, we had 8 total employees, 6 full-time and 2 part-time employees. In addition to our full time employees, we engage consultants to serve several important managerial and non-managerial functions for us including serving as officers and to performing professional, geological and administrative functions.

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

Further, on October 24, 2013, we signed a Memorandum of Understanding ("MOU") with Malagasy to acquire the remaining 25% interest in the Molo Graphite Project. A share purchase agreement and joint venture agreement will be completed between the parties. As of the date herein, no purchase agreement has been signed. As part of the prospective transaction, the Company agreed to make the following payments to Malagasy within 5 business days of TSX approval:
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

The resource delineation drill program identified that graphite mineralization could be divided into a high grade zone (6 to 10% carbon) that produces small to large graphite flakes, and a low grade zone (4 to 6% carbon) that produces large to jumbo graphite flakes. A bulk sampling program was undertaken in May 2013 with the purpose of collecting two separate samples, in order to test the nature of the low-grade and high-grade deposits to see if they have different requirements. The two bulk samples were submitted for metallurgical test work, which is deemed to be representative of the future plant feed, and hence could be used for a Bankable Feasibility Study going forward. In order to be representative, an external geological consultant determined a sample size of 100 tonnes each (low grade and high grade) was deemed sufficient.

SGS Canada Inc. of Lakefield, Ontario, Canada (“SGS”) conducted metallurgical test work on bench-scale samples obtained from 200 tonnes of sample material collected at the Molo Graphite deposit . SGS determined that the optimum flake size recovery, purity and distribution was achieved when blending the low and high grade sample material at a ratio of 50:50. Based on this analysis, SGS constructed a pilot plant to: 1) confirm the robustness of the proposed metallurgical flow-sheet developed on a laboratory scale under continuous pilot scale conditions, 2) develop process design criteria for the ongoing Molo Full Feasibility Study, and 3) generate large samples of concentrate for evaluation by potential offtake partners.

The average head grade of the bulk sample was 7.98% C(t) based on the mass balances of twelve circuit surveys. The pilot plant was operated targeting a concentrate grade of greater than 95% C(t) in the size fractions greater than 200 mesh, while minimizing flake degradation. The concentrate grades of the coarse flakes were consistently 95% C(t) or higher, while the mass recovery into the large flake (+80 mesh) concentrates varied between 27.9% and 52.6%

The pilot plant was operated under a host of different conditions ranging from 90.8% C(t) concentrate grade at 94.3% recovery to 97.5% C(t) concentrate grade at 87.1% recovery for the twelve surveys at which the circuit was deemed stable. This operating strategy was employed to determine the impact of altering process variables on key metallurgical performance indicators such as concentrate grade, flake size distribution, and carbon recovery.

The following results were obtained from the pilot plant, which confirm the robustness of the proposed flow sheet and also confirm that the graphite flakes from the Molo deposit can be upgraded to high-grade graphite concentrate by means of simple flotation.
•	The average mass recovery into the large and extra-large flake category (greater than +80 mesh) was 43.5% based on the results of fifteen size fraction analyses of the combined concentrate;
•	The average grade of the extra-large flake (greater than +48 mesh) was 97.7% Ct;
•	The average grade of the large flake (greater than +80 mesh) was 97.4% Ct;
•	The average grade of the medium flake (greater than +200 mesh) was 96.7% Ct;
•	The majority of the impurities reported to the small flake size fractions (-400 mesh)
•	The average total carbon content of twelve pilot plant surveys was 93.7% Ct at an average carbon recovery of 90.3%.

The average composition of the combined concentrate of fifteen size fraction analyses is shown in the following table.

Size mesh	Mass as Percentage of Total Concentrate Mass in %	Grade % C(t)
48	15.7	97.7
65	17.6	97.4
80	10.2	96.7
100	9.7	96.4
150	15.0	96.1
200	10.1	95.2
-200	21.6	88.2

Madagascar Infrastructure
•	Road Access
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

China produces 77% of the world’s graphite, however over half of its production is low grade amorphous. The graphite industry in China is undergoing fundamental reforms. China is protecting its domestic supply and has imposed a combined 37% export duty and value added tax. Furthermore, China is consolidating and closing a large number of mines, between 180-200, to preserve graphite resources and address environmental concerns.

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

Source: Natural Graphite Report 2012, Industrial Minerals, www.indmin.com

Vanadium Market and Pricing
Source of this entire section: United States Geological Survey. Data in metric tons of vanadium content unless otherwise noted.

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

All analytical results are e-mailed directly by the lab to our project manager on site in Madagascar and to our geological and executive staff. Results are also posted on a secure website and downloaded by our personnel using a secure username and password. All of the labs that carried out the sampling and analytical work are independent of our company.

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

Original (“Orig”) versus Duplicate (“Dupe”) plots.

Next Steps
Energizer is currently shipping graphite concentrate generated from its Pilot Plant metallurgical testwork out to prospective offtake partners. Additionally, the Company will conduct an infill drill program on its Molo deposit to bring a portion of its National Instrument (NI) 43-101 compliant Indicated Resource up to Measured Resource in order to meet banking requirements for an anticipated mine financing. This data will be integrated into a Full Feasibility Study scheduled for completion in the last quarter of calendar year 2014.

Future Programs
The economic potential of the property rests upon the ability to extract graphite and/or vanadium using reasonable, potentially economic parameters. Metallurgical results indicate that an economic processing method is available to extract graphite. This will be determined within a Full Feasibility Study, anticipated for release in Q4 of the calendar year 2014. The results of this study will dictate how management proceeds with project development.

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

RESULTS OF OPERATIONS
We have had no operating revenues from inception on March 1, 2004 through to the quarter ended December 31, 2013. Our activities have been financed from the proceeds of securities subscriptions. From inception, on March 1, 2004, to December 31, 2013, we raised total net proceeds of $45,489,995 from private offerings of our securities and $1,075,500 through the exercise of common share purchase warrants and stock options. For the six month period ending December 31, 2013, $3,314,757 (December 31, 2012: $1,809,549) and $Nil (December 31, 2012: $Nil) was raised through private placements and the exercise of stock options, respectively.

For the period from March 1, 2004 to December 31, 2013, we incurred losses before income taxes of $78,095,881. Expenses included $39,871,363 in mineral property and exploration costs and impairment losses on mineral properties. These costs include acquisition costs relating to the Madagascar properties, the Sagar properties in Quebec and other abandoned properties. We have also incurred $7,788,369 in professional fees since inception; general and administrative expenses of $8,468,829; stock based compensation valued at $24,417,363 using the Black-Scholes pricing model; net foreign exchange translation gains totaling $1,091,460, donated services and expenses of $18,750, and total net other income (including interest) of $1,475,949.

The following are explanations for the fluctuations during the six month period ended December 31, 2013:
•
Following our accounting policies of expensing acquisition costs and exploration expenses on mineral properties as incurred, this amounts increased the net loss for each period. For the six months ended December 31, 2013, we spent $1,584,290 (December 31, 2012: $2,288,357) on our mineral properties. In the prior year, we completed a drill program on our Molo ground as part of work required to complete our National Instrument 43-101 report (which was subsequently filed during the second quarter of fiscal 2013). During the six months ended December 31, 2013, we worked on both our Madagascar pilot plant through SGS in Lakefield, Canada and to a lesser degree commenced work on our Sagar property with the ultimate aim, with no assurances, of finding a seller for the Sagar property.

•
Professional fees totalled $624,550 for the period ended December 31, 2013, down $451,277 from the December 31, 2012’s total of $1,075,827. General and administration totalled $593,735 for the period ended December 31, 2013, up $68,003 from the December 31, 2012’s total of $525,732. General and administration are costs associated with running the Toronto and Madagascar offices. Investor relations expenses, including the use of third parties to assist in getting our company’s story out to retail investors, institutional investors and potential off-take parties plus the cost of travel are the primary reasons for the increase in general and administration expenses. Trips included visits to Europe, Asia and Africa to update existing investors and potential off-take partners, trips to California for investor presentations and trips to New York City and surrounding area for both investors, conferences and potential off-take partners. With regards to professional fees, compensation to existing employees was approximately $200,000 lower during the current period.

•
Stock-based compensation decreased by $169,219 from $411,038 for the six month period ended December 31, 2012 to $241,819 for the six month period ended December 31, 2013. A total of 2,255,000 stock options were issued at exercise prices between $0.11 and $0.15 during the six months ended December 31, 2013 while 1,695,000 stock options were issued at an exercise price of $0.29 during the six months ended December 31, 2012. The value noted within the statement of operations is the theoretical Black-Scholes calculated value of the stock options, based on subjective factors including volatility, risk-free interest rate, dividend yield and expected life.

•
Net investment income totalled $7,400 for the six month period ended December 31, 2013 and $295,562 during the six month period ended for December 31, 2012. During 2012, our cash balance was higher allowing us to make greater returns. More significantly, during 2012, due to the rise in the value of low-risk bond funds, we were able to capitalize by investing its net excess cash and yielding a significant return.

•
During the six months ended December 31, 2013, $63,849 (December 31, 2012: $Nil) was written off as a result of other than a temporary decline in market value of various investments held during the life of our company.

Liquidity, Capital Resources and Foreign Currencies
As at December 31, 2013, we had cash on hand of $1,294,151. Our working capital was $887,624.

We hold a significant portion of cash reserves in Canadian dollars. Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in translation gains or losses in US dollar terms. If there was to be a significant decline in the Canadian dollar against the US dollar, the US dollar value of that Canadian dollar cash position presented on our balance sheet would significantly decline. Recently, the Canadian dollar has declined to near the 90 cent mark relative to the US dollar. There is no certainty as to whether the value of the Canadian dollar will rise or continue to fall to lower levels. If the US dollar significantly declines relative to the Canadian dollar, our quoted Canadian dollar position would increase however US dollar cash position would significantly decline. Such foreign exchange declines could cause us to experience losses that will be recorded on our income statement.

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

•	For the six month period ended December 31, 2013, we raised net proceeds of $3,314,757 through the issuance of 28,139,216 common shares and 1,223,353 common share purchase warrants.

We will likely continue to require additional funding during 2014. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of common shares for additional phases of exploration. Our management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures. No assurance can be given that we will be able to obtain additional financing or that we will be able to obtain additional financing on terms that are favorable to us. If we are successful in completing additional financing in the form of an equity financing or securities convertible into equity, as necessary, existing shareholders will experience dilution of their interest in our company (see “Cautionary Note” above)

Issuances of Securities
We have funded our business to date from sales of our securities. During the period ended December 31, 2013, and since July 1, 2012, we issued the following unregistered securities:
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

•
On December 18, 2013, we closed a private placement raising a total of CAD$1,566,490 (USD$1,478,923). We issued 11,189,215 common shares at a price of CAD$0.14. We paid fees of CAD$103,989 (USD$98,176) and issued 671,353 compensation warrants at an exercise price of CAD$0.14. Each compensation warrant expires eighteen months from the date of issue.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Other than a total of 1,223,353 broker warrants, noted above in the issuance of securities section which are denominated in Canadian dollars, we do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the development and mining of our mining claim.

ITEM 4. - CONTROLS AND PROCEDURES
Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the deficiencies noted in our management’s report on internal controls and procedures over financial reporting, our principal executive officer and our principal financial officer concluded that, given the size of our Company and its finance department, that our disclosure controls and procedures were not effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2013, no changes were made to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception. Since our inception, up to December 31, 2013, we had accumulated net losses of $78,095,881. If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Our primary exploration efforts are in the African country of Madagascar, where democratic elections took place in 2013.
Any adverse developments to the political situation in Madagascar could have a material effect on our Company’s business, results of operations and financial condition. Democratic elections in Madagascar occurred in 2013, with the first round of the presidential election taking place on October 25, 2013 and the second round occurring for December, 20, 2013 in accordance with the elections calendar jointly established between the UN and the Elections Commissions. To date, our Company has not experienced and disruptions or been placed under any constraints in our exploration efforts due to the political situation in Madagascar. Depending on future actions taken by the transitional government, or any future government, our Company’s business operations could be impacted.

A roadmap, designed by the Southern African Development Community, was signed by the various political factions on September 17, 2011, a government of national unity was formed during November 2011 and the transition parliament was re-structured to include opposition members. An independent elections commission was established in April 2012. The African Union has endorsed this roadmap. Results of the presidential election were issued on January 17, 2014, with Mr. Hery Rajaonarimampianina winning the presidency. Legislatives results were proclaimed on February 6, 2014. Of 151 seats in the National Assembly, 4 districts will have to organize new elections. The African Union lifted its sanctions against Madagascar and the new President of the Republic attended the AU summit in Addis Ababa on January 30-31, 2014. The President must now name a prime minister, on the basis of a proposal from the new National Assembly, which is expected to convene on February 18, 2014. The consequences of the outcome of these elections (or delays in putting in place a new government) may adversely affect our business plan and operations.

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
We depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. Specifically, we rely on Richard Schler, our Chief Executive Officer, Craig Scherba, our President and Chief Operating Officer and Peter Liabotis, our Chief Financial Officer. We do not maintain key man life insurance. Should we lose any or all of their services and we are unable to replace their services with equally competent and experienced personnel, our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

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
From time to time we hold a significant portion of our cash reserves in Canadian dollars. Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in translation gains or losses in U.S. dollar terms. If there was a significant decline in the Canadian dollar against the U.S. dollar, our converted Canadian dollar cash balances presented in U.S. dollars on our balance sheet would significantly decline. Recently, the Canadian dollar has declined to near the 90 cent mark relative to US dollars. There is no certainty as to whether the value of the Canadian dollar will rise or continue to fall. If the US dollar significantly declines relative to the Canadian dollar our quoted US dollar cash position would significantly decline as it would be more expensive in US dollar terms to pay Canadian dollar expenses. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations.

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.
Recently there have been adverse conditions and uncertainty in the global economy as the result of unstable global financial and credit markets, inflation, and recession. These unfavourable economic conditions and the weakness of the credit market may continue to have an impact on our Company’s business and our Company’s financial condition. The current global macroeconomic environment may affect our Company’s ability to access the capital markets may be severely restricted at a time when our Company wishes or needs to access such markets, which could have a materially adverse impact on our Company’s flexibility to react to changing economic and business conditions or carry on our operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
For the period from July 1, 2012 through December 31, 2013, our Company issued the following unregistered securities:
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

•
During July/August 2013, we closed a private placement raising $2,043,452 through the issuance of 16,950,001 common shares and 552,000 common share purchase warrants. We paid a fee of CAD$57,750 (USD$56,075) and $18,000 and issued 552,000 compensation warrants. Each compensation warrant entitles the holder to purchase one common common share at CAD$0.125 and expire 12 months from the date of issue.

•
During December 2013, we closed a private placement raising CAD$1,566,490 (USD$1,478,923) through the issuance of 11,189,215 common shares and 671,353 common share purchase warrants. We paid fees of CAD$103,989 (USD$98,176) and issued 671,353 compensation warrants. Each compensation warrant entitles the holder to purchase one common share at CAD$0.14 and expires 18 months from the date of issue.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
There were no defaults upon senior securities during the period ended December 31, 2013.

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

4.4	Form of Warrant to Purchase common shares (Incorporated by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K as filed with the SEC on March 19, 2010)
4.5	Form of Class A broker warrant to Purchase common shares (Incorporated by reference to Exhibit 4.4 to the registrant’s current report on Form 8-K as filed with the SEC on March 19, 2010)
4.6	Form of Class B broker warrant to Purchase common shares (Incorporated by reference to Exhibit 4.5 to the registrant’s current report on Form 8-K as filed with the SEC on March 19, 2010)
4.7	Agency Agreement, dated March 15, 2010, between Energizer Resources, Clarus Securities Inc. and Byron Securities Limited (Incorporated by reference to Exhibit 4.6 to the registrant’s current report on Form 8-K filed with the SEC on March 19, 2010)
4.8	Form of Warrant relating to private placement completed during November 2012.
4.9	Agency Agreement relating to private placement completed during November 2012.
4.10.	Amended and Restated Stock Option Plan of Energizer Resources, Inc. (Incorporated by reference to the registrant’s current report on Form 8-K as filed with the SEC on October 16, 2013)
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

3.4	Amendment to the By-Laws of Energizer Resources Inc.
10.14	Amended and Restated Stock Option Plan, dated October 11, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGIZER RESOURCES INC.

Dated:	February 13, 2014

By:	/s/ Richard Schler
Name: Richard Schler
Title: Chief Executive Officer and Director

Dated:	February 13, 2014

By:	/s/ Peter D. Liabotis
Name: Peter D. Liabotis
Title: Chief Financial Officer (Principal Accounting Officer)