Form 10-Q
period 2014-03-31
Energizer Resources, Inc.
filed 2014-05-14
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51151

ENERGIZER RESOURCES INC.
(Name of registrant in its charter)

Minnesota	20-0803515
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 12, 2014, there were 266,127,603 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Energizer Resources Inc.

PART 1

FINANCIAL INFORMATION
As used in these footnotes, “we”, “us”, “our”, “Energizer Resources”, “Energizer”, “Company” or “our company” refers to Energizer Resources Inc. and all of its subsidiaries.

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General
The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ending June 30, 2014.

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “CAD$” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

ENERGIZER RESOURCES INC.
(An Exploration Stage Company)

Unaudited Condensed Consolidated Interim Financial Statements

For the nine month period ended March 31, 2014

(Expressed in US Dollars)

Energizer Resources Inc.
(An Exploration Stage Company)
Unaudited Condensed Consolidated Interim Balance Sheets
(Expressed in US Dollars)

	March 31, 2014	June 30, 2013
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents	$5,299,715	$825,100
Amounts receivable and prepaid expenses (note 4)	271,942	209,520
Loan to related party (note 4)	50,716	136,999
Marketable securities (note 5)	79,409	10,000

Total current assets	5,701,782	1,181,619
Equipment (note 6)	20,179	38,817

Total assets	$5,721,961	$1,220,436

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities:
Accounts payable and accrued liabilities (note 4)	$2,079,924	$803,130
Deferred premium on flow-through shares (note 8)	100,538	-

Total liabilities	2,180,462	803,130

Stockholders' Equity
Common stock, 450,000,000 shares authorized, $0.001 par value,
266,127,603 issued and outstanding (June 30, 2013 –
175,604,320) (note 9)	266,127	175,604
Additional paid-in capital	85,575,786	75,357,442
Accumulated comprehensive loss	22,021	(62,849)
Donated capital	20,750	20,750
Accumulated deficit during exploration stage	(82,343,185)	(75,073,641)

Total stockholders' equity	3,541,499	417,306

Total liabilities and stockholders' equity	$5,721,961	$1,220,436

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Going concern (note 1)

Mineral Properties (note 7)

Commitments (note 13)

Subsequent Events (note 14)

Energizer Resources Inc.
(An Exploration Stage Company)
Unaudited Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)

	March 1, 2004 (date of inception) to	For the nine months ended March 31,		For the three months ended March 31,
	March 31, 2014	2014	2013	2014	2013

Revenues	$-	$-	$-	$-	$-

Expenses
Mineral exploration expense (note 4 & 7)	31,219,335	4,290,899	3,194,788	2,706,609	906,431
Stock-based compensation
(notes 4, 9 & 10)	24,856,963	681,419	1,470,678	439,600	1,059,640
Impairment loss on mineral
properties (note 7)	11,358,637	-	-	-	-
General and administrative (note 4)	8,786,367	911,273	831,968	317,538	306,236
Professional and consulting fees (note 4)	8,731,206	1,567,387	1,571,547	977,434	495,720
Depreciation (note 6)	105,287	18,638	16,664	6,671	4,951
Donated services and expenses	18,750	-	-	-	-
Foreign currency translation gain	(1,237,551)	(236,661)	(71,764)	(146,555)	(80,893)

Total expenses	83,838,994	7,232,955	7,013,881	4,301,297	2,692,085

Net loss from operations	(83,838,994)	(7,232,955)	(7,013,881)	(4,301,297)	(2,692,085)

Other Income / (Loss)
Investment income	1,255,805	27,260	305,938	19,860	10,376
Other income	303,853	-	-	-	-
Impairment of marketable securities (note 5)	(63,849)	(63,849)	-	-	-
Net Loss	(82,343,185)	(7,269,544)	(6,707,943)	(4,281,437)	(2,681,709)
Unrealized (loss)/gain from investments in
marketable securities	(47,672)	21,021	(7,513)	16,582	2,000
Recognition of other than temporary
loss (note 5)	63,849	63,849	-	-	-

Comprehensive loss	$(82,327,008)	$(7,184,674)	$(6,715,456)	$(4,264,855)	$(2,679,709)

Loss per share - basic and diluted (note 12)		$(0.03)	$(0.04)	$(0.02)	$(0.02)

Weighted average shares outstanding -
basic and diluted (note 12)		212,067,742	160,757,292	229,488,978	164,199,726

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Unaudited Condensed Consolidated Interim Statements of Cash Flows
(Expressed in US Dollars)

	March 1, 2004	For the nine months ended
	(date of inception) to	March 31,	March 31,
	March 31, 2014	2013	2012
Net loss	$(82,343,185)	$(7,269,544)	$(6,707,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	105,287	18,638	16,664
Gain on sale of marketable securities	(4,545)	(4,545)	-
Donated services and expenses	20,750	-	-
Non-cash proceeds received	(74,000)	-	-
Dual currency deposits	71,680	-	-
Impairment loss on mineral properties	11,358,637	-	-
Stock-based compensation	24,856,963	681,419	1,470,678
Issuance of shares and warrants for services rendered	168,100	-	-
Impairment of marketable securities	63,849	63,849	-
Change in operating assets and liabilities:
Amounts receivable and prepaid expenses	(271,942)	(62,422)	228,907
Accounts payable and accrued liabilities	2,080,750	1,276,794	(565,137)
Tax credits recoverable	(245,186)	-	-
Non-cash portion of marketable securities	366	-	-

Net cash used in operating activities	(44,212,476)	(5,295,811)	(5,556,831)

Financing Activities
Proceeds from issuance of common stock, net of costs	51,907,720	9,732,482	4,023,113
Exercise of warrants and stock options	1,075,500	-	105,000
Government grants received	245,186	-	-

Net cash provided by financing activities	53,228,406	9,732,482	4,128,113

Investing Activities
Mineral property acquisition costs	(3,419,973)	-	-
Purchase of property and equipment	(125,465)	-	(9,808)
Investment in dual currency deposits	(32,938,800)	-	-
Redemption of dual currency deposits	32,867,078	-	-
Loan to related party	(50,716)	86,283	88,347
Purchases of marketable securities, net of sales	(103,763)	(103,763)	-
Proceeds on sale of marketable securities	55,424	55,424	-

Net cash (used in) provided by investing activities	(3,716,215)	37,944	78,539

Increase (decrease) in cash and cash equivalents	5,299,715	4,474,615	(1,350,179)
Cash and cash equivalents - beginning of period	-	825,100	3,479,484

Cash and cash equivalents - end of period	$5,299,715	$5,299,715	$2,129,305

Non-cash investing and financing activities:
Issuance of common stock for mineral properties	$5,190,500	$-	$-
Issuance of common stock and warrants for services	$5,811,125	$-	$-
Supplemental Disclosures:
Interest received	$817,422	$-	$-
Taxes received	$9,441	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2014
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

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to generate revenue from mining operations or pay dividends and is unlikely to do so in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing to continue operations, and the attainment of profitable operations. As of March 31, 2014, the Company has accumulated losses of $82,343,185. As such, there is substantial doubt regarding the Company's ability to continue as a going concern. These unaudited condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

Principals of Consolidation and Basis of Presentation
These unaudited condensed consolidated interim financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and are expressed in United States dollars. These unaudited condensed consolidated interim financial statements include the accounts of Energizer Resources Inc. and its wholly-owned subsidiaries, Energizer Resources (Mauritius) Ltd., THB Ventures Ltd., Energizer Resources Madagascar Sarl, Energizer Resources Minerals Sarl and 2391938 Ontario Inc. In addition, these consolidated interim unaudited condensed financial statements include the Company's 75% interest (see Note 14 - Subsequent Events) in Madagascar-ERG Joint Venture (Mauritius) Ltd. and its 100% owned subsidiary ERG (Madagascar) Sarl. All inter-company balances and transactions have been eliminated on consolidation.

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
For the nine month period ended March 31, 2014
(Expressed in US Dollars)

3.	Recent Accounting Pronouncements Affecting The Company

The following are recent FASB accounting pronouncements, which may have an impact on the Company's future consolidated financial statements.
☐
"Income Taxes (ASC Topic - 740): Presentation of an Unrecognized Tax Benefit when a Net OperatingLoss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists" (ASU 2013-11) was issuedduring July 2013. FASB issued guidance on how to present an unrecognized tax benefit. The guidance is effective for annual periods beginning after December 15, 2013. The Company is currently evaluating the impact of ASC Topic - 740.

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

The following are the related party transactions as at nine month period ended March 31, 2014:

a)	The Company incurred a total of $90,000 (March 31, 2013: $89,495) office administration and rent expense from a public company related by common management, Red Pine Exploration Inc (TSX.V: "RPX").

b)
5,370,000 (March 31, 2013: 5,275,000) stock options were issued to related parties during the period with exercise prices between $0.11 and $0.18 (March 31, 2013: between $0.21 and $0.29). These stock options valued at $513,364 (March 31, 2013: $1,051,175) were issued to directors and officers of the Company.

c)	The Company incurred $754,515 (March 31, 2013: $634,387) in administrative, management and consulting fees to directors and officers.

d)	The Company incurred $571,395 (March 31, 2013: $898,083) in charges from a mining and engineering firm for which one of the Company's directors serves as a senior officer and a director.

e)
During the nine month period ended March 31, 2014 the Company Optioned a 75% interest in the Sagar Property to Honey Badger Exploration Inc. (TSX-V: "TUF"), a public company related by common management. Refer to Note 7 - Minerals Properties for the terms of this property transaction.

The following are the related party balances as at nine month period ended March 31, 2014:

a)	Related party balances of $46,326 (June 30, 2013: $46,381) in prepaid expenses.

b)
The Company has advanced a short-term loan to RPX totaling $50,716 (June 30, 2013: $136,999). This loan is interest bearing at a rate of 3% and is expected to be paid back in full within the next 12 months. $300,000 was originally loaned during January 2012 and represents the highest outstanding balance. $225,000 has been paid back on the loan since inception up to March 31, 2013, all against the loan's principal balance. Accrued interest due totaled $11,029 as at March 31, 2014.

c)
Of the $571,395 (March 31, 2013: $898,083) in charges from a mining and engineering firm for which one of the Company's directors serves as a senior officer and director, $415,801 (March 31, 2013: $243,907) is included in accounts payable and accrued liabilities.

d)	$325,867 (March 31, 2013: $Nil) is included within accounts payable and accrued liabilities as a committed amount due to the former Chief Executive Officer of the Company.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2014
(Expressed in US Dollars)

5.	Marketable Securities

Marketable securities consist of available-for-sale securities over which the Company does not have significant influence or control. $79,409 (June 30, 2013: $10,000) is invested in TSX-Venture entities. During March 31, 2014, the Company determined that $63,849 of unrealized losses were other than temporary and as such were recognized as an "other expense" in net loss and removed from accumulated other comprehensive income.

6.	Equipment

		Accumulated	March 31, 2014	June 30, 2013
	Cost	Depreciation	Net Book Value	Net Book Value

Exploration equipment	$63,547	$43,368	$20,179	$38,817

For the nine month period ended March 31, 2014, depreciation expense totaled $18,638 (March 31, 2013: $16,664).

7.	Mineral Properties

Molo Graphite Project, Southern Madagascar, Africa
On December 14, 2011, the Company entered into a Definitive Joint Venture Agreement ("JVA") with Malagasy Minerals Limited ("Malagasy"), a public company on the Australian Stock Exchange, to acquire a 75% interest to explore and develop a group of industrial minerals (including graphite, vanadium and approximately 25 other minerals). Malagasy retained a 25% interest. The land position covers 2,119 permits and 827.7 square kilometres and is mostly adjacent to the south and east of the Company's 100% owned Green Giant Property. The Company paid $2,261,690 and issued 7,500,000 common shares valued at $1,350,000. Malagasy has a carried interest until the Company delivers a Bankable Feasibility Study ("BFS"). Upon the delivery of a BFS, Malagasy is required to contribute its 25% interest in the development and mining operations. Should either party's interest fall below 10%, through not contributing their portion of costs post-BFS, their position will be diluted to a 2% Net Smelter Return ("NSR"). As it has not yet determined whether the property has probable or proven reserves, the Company recognized an impairment loss during fiscal 2012 totaling $3,770,129. This amount represents the cash paid, the value of common shares issued, and legal and other professional fees paid relating to the properties acquisition.

Further to the Memorandum of Understanding signed on October 24, 2013, on April 16, 2014, the Company signed a Sale and Purchase Agreement and a Mineral Rights Agreement with Malagasy to acquire the remaining 25% interest in the Molo Graphite Project. The Company agreed to make the following payments to Malagasy when certain conditions are met including within 5 business days of TSX approval: cash payment of CAD$400,000; issue 2,500,000 common shares of the Company which will be subject to a 12 month voluntary vesting period; and issue of 3,500,000 common share purchase warrants with an expiration date of five years from the signing date of the agreement at a price to be determined by taking the volume weighted average closing price of the Company's common shares during the five days immediately preceding execution of the Agreement. In addition, the Company will make a cash payment of CAD$700,000 and issue of 1,000,000 of the Company's common shares within five days of completion of a Bankable Feasibility Study (“BFS”) for the Molo Graphite Project or the formal announcement of a decision to mine; and a cash payment of CAD$1,000,000 within five days of the commencement of Molo mine commercial production. Malagasy will retain a 1.5% Net Smelter Return Royalty on all industrial minerals produced from the property. The Company also acquired a 100% interest in and to the industrial mineral rights on about 1-1/2 additional claim blocks comprising 10,811 hectares immediately to the east and adjoining the Molo Graphite Deposit claim blocks.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2014
(Expressed in US Dollars)

7.	Mineral Properties - continued

Green Giant Property, Southern Madagascar, Africa
During 2007, the Company paid $765,000, issued 2,500,000 common shares and 1,000,000 now expired common share purchase warrants to enter into a joint venture agreement for the Green Giant Property with Madagascar Minerals and Resources Sarl ("MMR"). The Company owned a 75% interest and MMR owned a 25% interest.

On July 9, 2009, the Company acquired the remaining 25% interest for $100,000 and terminated the joint venture. MMR retains a 2% NSR. The NSR can be purchased, at the Company's option, for $500,000 in cash or common shares for the first 1% and at a price of $1,000,000 in cash or common shares for the second 1%.

On April 16, 2014, the Company signed a Joint Venture Agreement with Malagasy, whereby Malagasy acquires a 75% interest for non-industrial minerals on the Company's 100% owned Green Giant Property in Madagascar. Energizer will own the remaining 25% and have a free carried interest through to the BFS stage. No specific consideration was received for this transaction as it was part of the Sale and Purchase Agreement and Mineral Rights Agreement as noted under the Molo Graphite Project of this note.

Sagar Property - Romanet Horst, Labrador Trough, Quebec, Canada
During 2006, the Company purchased from Virginia Mines Inc. ("Virginia") a 100% interest in 377 claims located in northern Quebec, Canada. Virginia retains a 2% NSR on certain claims within this property with other unrelated vendors holding a 1% NSR on certain claims, and a 0.5% NSR on other claims. For the other vendor's NSR, the Company has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.

On February 28, 2014, the Company optioned a 75% interest to Honey Badger Exploration Inc. ("TUF"), a public company related by common management. In order to complete the transaction, TUF agrees to the following:
-
$1,500,000 within 15 days upon the earlier of the completion of a financing or nine months following theagreement's closing date and up to 9.5% of TUF’s issued and outstanding common shares ("I&O Shares")at the time of issuance to a maximum of 15,000,000 common shares.

-
$1,500,000, subject to receiving shareholder approval but within eighteen months from the agreement'sclosing date, and up to 15% of TUF’s I&O Shares at the time of issuance to a maximum of 35,000,000common shares (the maximum includes all common shares previously issued). If shareholder approval is not obtained, the Company will receive $750,000 and additional common shares that equal up to 9.5% of TUF’s I&O Shares at the time of issuance to a maximum of 20,000,000 common shares (the maximum includes all common shares previously issued).

-
Subject to meeting certain conditions, TUF is granted a three-year option (“Option”), commencing noearlier than June 1, 2015, to purchase the Company's remaining 25% interest. If exercised, the Companywill receive $1,000,000 and common shares up to 19.5% of TUF’s I&O Shares at the time of issuance to an aggregate maximum of 60,000,000 common shares (the maximum includes all common shares previously issued) within 15 days of any requisite shareholder and regulatory approval. If shareholder approval is not obtained for the Option, TUF can elect to pay $1,875,000 in lieu of shares. If the Option is not exercised, the Company and TUF will enter into a joint venture agreement consistent with industry norms for such arrangements including a standard dilution clause.

-
Subject to certain conditions, the Company has been provided with a first right of refusal for a period of 5 years to maintain its equity position by participating in any future private placements. The Company will retain a 2% net smelter royalty (“NSR”) on the property, of which, 1% could be purchased by TUF for $1,000,000.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2014
(Expressed in US Dollars)

8.	Deferred Premium on Flow-Through Shares

The premium paid for flow-through shares in excess of the market value of the shares without a flow-through feature is initially recognized as a liability. The liability is subsequently reduced and recorded in the statement of comprehensive loss on a pro-rata basis based on the corresponding eligible flow-through expenditures that have been incurred. The following summarizes the deferred premium liability on flow-through transactions for the nine month period ended March 31, 2014.

For the nine month period ended March 31, 2014

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

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2014
(Expressed in US Dollars)

9.	Common Stock and Additional Paid-in Capital - continued

g)
Between July 26, 2013 and August 1, 2013, the Company closed a private placement raising a total of $2,043,452. The Company issued 16,950,001 common stock at prices of CAD$0.125 and $0.12 per share. The Company paid a fee of $114,087 and issued 402,000 compensation warrants at an exercise price of CAD$0.125 and 150,000 compensation warrants at an exercise price of $0.12. Each compensation warrant expires one year from the date of issue.

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

j)
On December 18, 2013 the Company closed a private placement raising a total of CAD$1,566,490 (USD$1,479,023). The Company issued 11,189,215 common shares at a price of CAD$0.14. The Company paid fees of $112,067 and issued 671,353 compensation warrants at an exercise price of CAD$0.14. Each compensation warrant expires eighteen months from the date of issue.

k)
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

l)
On January 15, 2014 and January 31, 2014, the Company closed a private placement raising a total of CAD$7,486,088 (USD$6,910,503). The Company issued 62,384,067 common shares at a price of CAD$0.12 and 31,192,033 common share purchase warrants with an exercise price of CAD$0.18. Of the 31,192,033 common share purchase warrants, 29,152,033 expire on January 14, 2017, 1,450,000 expire on June 14, 2015 and 590,000 expire on January 31, 2017. The Company paid fees, including commissions, legal fees and TSX fees of $488,234 and issued 3,396,744 compensation warrants at an exercise price of CAD$0.14. Each compensation warrant expires eighteen months from the date of issue.

m)
On February 6, 2014, the Company issued 250,000 stock options to a consultant of the Company at an exercise of $0.18 and an expiry date of February 6, 2019. The stock options were valued at $26,125 using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.50%; expected volatility - 107%; dividend yield - NIL; and expected life - 5 years. These stock options vested on the grant date.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2014
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

The following is a continuity schedule of the Company's stock options, all of which vest on the grant date:

	Number of	Weighted-Average
	Stock Options	Exercise Price ($)

Outstanding and exercisable, June 30, 2012	23,690,000	0.29
Issued	7,595,000	0.23
Exercised	(700,000)	0.15
Expired	(1,695,000)	0.15
Cancelled	(1,750,000)	0.32

Outstanding and exercisable, June 30, 2013	27,140,000	0.28
Issued	7,130,000	0.16
Expired	(750,000)	0.35
Cancelled	(200,000)	0.26

Outstanding and exercisable, March 31, 2014	33,320,000	0.25

The following is a summary stock options outstanding as of March 31, 2014:

Exercise	Number of	Expiry
Price ($)	Stock Options	Date

0.40	4,850,000	May 11, 2014
0.30	3,700,000	July 1, 2016
0.29	1,695,000	July 13, 2016
0.20	1,800,000	October 24, 2016
0.21	2,240,000	December 1, 2016
0.28	5,850,000	March 7, 2017
0.23	180,000	May 23, 2017
0.21	5,875,000	February 27, 2018
0.11	1,255,000	July 9, 2018
0.15	750,000	September 19, 2018
0.13	250,000	October 9, 2018
0.18	4,625,000	January 10, 2019
0.18	250,000	February 6, 2019

	33,320,000

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2014
(Expressed in US Dollars)

11.	Warrants

The following is a continuity schedule of the Company's common share purchase warrants:

	Number	Exercise
	of Warrants	Price ($)

Outstanding and exercisable, June 30, 2012	43,619,695	0.55
Issued	3,513,599	0.46
Expired	(43,619,695)	0.55

Outstanding and exercisable, June 30, 2013	3,513,599	0.46
Issued	35,812,130	0.16	*
Expired	(270,000)	0.18

Outstanding and exercisable, March 31, 2014	39,055,729	0.16	*

* Amount represents the converted USD exercise price

The following is a summary common share purchase warrants outstanding as of March 31, 2014:

Exercise		Number of	Expiry
Price ($)		Warrants	Date

0.11	(a)	402,000	July 26, 2014
0.12		150,000	August 1, 2014
0.35		340,028	November 15, 2014
0.13	(b)	671,353	June 19, 2015
0.13	(b)	3,396,744	July 14, 2015
0.16	(c)	1,450,000	July 14, 2015
0.23	(d)	2,903,571	November 15, 2016
0.16	(c)	29,152,033	January 14, 2017
0.16	(c)	590,000	January 31, 2017

		39,055,729

(a) The exercise price is CAD$0.125.
(b) The exercise price is CAD$0.14.
(c) The exercise price is CAD$0.18.
(c) On December 24, 2013, the Company re-priced and extended the term of the common share purchase warrants from an expiry of November 15, 2015 and an exercise price of $0.23 to November 15, 2016 and $0.18, respectively

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2014
(Expressed in US Dollars)

12.	Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common stock outstanding. Diluted loss per share and the weighted average number of shares of common stock exclude all potentially dilutive shares since their effect is anti-dilutive. As at March 31, 2014, there were a total of 72,375,729 (March 31, 2013: 69,853,294) potentially dilutive stock options and common share purchase warrants outstanding.

13.	Commitments

The Company raised CAD$4,761,990 during 2013 on a Canadian flow-through basis. The Company is required to spend and renounce this amount on Canadian Exploration Expenditures before December 31, 2014. As of the date of these financial statements, the Company expects to meet this commitment.

14.	Subsequent Events

Property Acquisition
On April 16, 2014 the Company finalized the property acquisition transaction with Malagasy Minerals Inc. and now holds a 100% interest to industrial mineral rights in the Molo Graphite Project. Further information on this transactions is disclosed within Note 7 - Mineral Properties.

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

During fiscal 2008, we incorporated Energizer Resources (Mauritius) Ltd., a Mauritius subsidiary and Energizer Resources Madagascar Sarl, a Madagascar subsidiary. During fiscal 2009, we incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl, a Madagascar subsidiary, which holds the Green Giant Property in Madagascar. During fiscal 2012, we incorporated Madagascar-ERG Joint Venture (Mauritius) Ltd., a Mauritius subsidiary and ERG (Madagascar) Sarl, a Madagascar subsidiary. ERG (Madagascar) Sarl is 100% owned by Madagascar-ERG Joint Venture (Mauritius) Ltd., which is owned 75% by Energizer Resources (Mauritius) Ltd. ERG (Madagascar) Sarl holds the Malagasy Joint Venture Ground. During fiscal 2014,we incorporated 2391938 Ontario Inc., an Ontario, Canada subsidiary.

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

Further to the Memorandum of Understanding signed on October 24, 2013, subsequent to the quarter ended March 31, 2014, April 16, 2014, we signed a Sale and Purchase Agreement and a Mineral Rights Agreement with Malagasy to acquire the remaining 25% interest in the Molo Graphite Project. We agreed to make the following payments to Malagasy when certain conditions are met including within 5 business days of TSX approval: cash payment of CAD$400,000; issue 2,500,000 common shares which will be subject to a 12 month voluntary vesting period; and issue of 3,500,000 common share purchase warrants with an expiration date of five years from the signing date of the agreement at a price to be determined by taking the volume weighted average closing price of our common shares during the five days immediately preceding execution of the Agreement. In addition, we will make a cash payment of CAD$700,000 and issue of 1,000,000 of our common shares within five days of completion of a Bankable Feasibility Study (“BFS”) for the Molo Graphite Project or the formal announcement of a decision to mine; and a cash payment of CAD$1,000,000 within five days of the commencement of Molo mine commercial production. Malagasy will retain a 1.5% Net Smelter Return Royalty on all industrial minerals produced from the property. We also acquired a 100% interest in and to the industrial mineral rights on about 1-1/2 additional claim blocks comprising 10,811 hectares immediately to the east and adjoining the Molo Graphite Deposit claim blocks.

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

On April 16, 2014, subsequent to the quarter ended March 31, 2014, we signed a Joint Venture Agreement with Malagasy, whereby Malagasy acquires a 75% interest for non-industrial minerals on the Company's 100% owned Green Giant Property in Madagascar. We will own the remaining 25% and have a free carried interest through to the BFS stage. No specific consideration was received for this transaction as it was part of the Sale and Purchase Agreement and Mineral Rights Agreement as noted under the Molo Graphite Project of this note.

Canadian Properties
Sagar Property – Romanet Horst, Labrador Trough, Québec, Canada
During 2006, we purchased from Virginia Mines Inc. ("Virginia") a 100% interest in 377 claims located in northern Quebec, Canada. Virginia retains a 2% NSR on certain claims within this property with other unrelated vendors holding a 1% NSR on certain claims, and a 0.5% NSR on other claims. For the other vendor's NSR, we have the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.

On February 28, 2014, we optioned a 75% interest to Honey Badger Exploration Inc. ("TUF"), a public company related by common management. In order to complete the transaction, TUF agrees to the following:

•
$1,500,000 within 15 days upon the earlier of the completion of a financing or nine months following the agreement's closing date and up to 9.5% of TUF’s issued and outstanding common shares ("I&O Shares") at the time of issuance to a maximum of 15,000,000 common shares.

•
$1,500,000, subject to receiving shareholder approval but within eighteen months from the agreement's closing date, and up to 15% of TUF’s I&O Shares at the time of issuance to a maximum of 35,000,000 common shares (the maximum includes all common shares previously issued). If shareholder approval is not obtained, we will receive $750,000 and additional common shares that equal up to 9.5% of TUF’s I&O Shares at the time of issuance to a maximum of 20,000,000 common shares (the maximum includes all common shares previously issued).

•
Subject to meeting certain conditions, TUF is granted a three-year option (“Option”), commencing noearlier than June 1, 2015, to purchase the our remaining 25% interest. If exercised, we will receive $1,000,000 and common shares up to 19.5% of TUF’s I&O Shares at the time of issuance to an aggregate maximum of 60,000,000 common shares (the maximum includes all common shares previously issued) within 15 days of any requisite shareholder and regulatory approval. If shareholder approval is not obtained for the Option, TUF can elect to pay $1,875,000 in lieu of shares. If the Option is not exercised, TUF and ourselves will enter into a joint venture agreement consistent with industry norms for such arrangements including a standard dilution clause.

•
Subject to certain conditions, we have been provided with a first right of refusal for a period of 5 years to maintain its equity position by participating in any future private placements. We will retain a 2% net smelter royalty (“NSR”) on the property, of which, 1% could be purchased by TUF for $1,000,000.

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

Employees
As of May 12, 2014, we had 9 total employees, 7 full-time and 2 part-time employees. In addition to our full time employees, we engage consultants to serve several important managerial and non-managerial functions for us including serving as officers and to performing professional, geological and administrative functions.

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

Joint Venture Property Description and Location
The “Joint Venture Property” is comprised of a portion of or all of 40 mineral permits. The properties are located in the District of Toliara and are referenced as TN 3,432,P(R); TN 5,394, P(R); TN 13,064 P(R); TN 13,811 P(R); TN 14,618, TN 14,619 P(R); TN 14,620 P(R); TN 14,622 P(R); TN 14,623 P(R); TN 16,747 P(R); TN 16,753 P(R); TN 19,003 P(R); TN 19,851 P(R); TN 19,932 P(R); TN 19,934 P(R); TN 19,935 P(R); TN 21,059 P(R); TN 21,060 P(R); TN 21,061 P(R); TN 21,062 P(R); TN 21,063 P(R); TN 21,064 P(R); TN 24,864 P(R); TN 25,605 P(R); TN 25,606 P(R); TN 28,340 P(R); TN 28,346 P(R); TN 28,347 P(R); TN 28,348 P(R); TN 28,349 P(R); TN 28,352 P(R); TN 28,353 P(R); TN 29,020 P(R); TN 31,734 P(R); TN 31,735 P(R); TN 38,323 P(R); TN 38,324 P(R); TN 38,325 P(R); TN 38,392 P(R); and TN 38,469 P(R) as issued by the Bureau de Cadastre Minier de Madagascar (“BCMM”) pursuant to the Mining Code 1999 (as amended) and its implementing decrees. The total land position is 827.7 sq. kilometres. This property can be accessed by both air and road.

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

Further to the Memorandum of Understanding signed on October 24, 2013, subsequent to the quarter ended March 31, 2014, April 16, 2014, we signed a Sale and Purchase Agreement and a Mineral Rights Agreement with Malagasy to acquire the remaining 25% interest in the Molo Graphite Project. We agreed to make the following payments to Malagasy when certain conditions are met including within 5 business days of TSX approval: cash payment of CAD$400,000; issue 2,500,000 common shares which will be subject to a 12 month voluntary vesting period; and issue of 3,500,000 common share purchase warrants with an expiration date of five years from the signing date of the agreement at a price to be determined by taking the volume weighted average closing price of our common shares during the five days immediately preceding execution of the Agreement. In addition, we will make a cash payment of CAD$700,000 and issue of 1,000,000 of our common shares within five days of completion of a Bankable Feasibility Study (“BFS”) for the Molo Graphite Project or the formal announcement of a decision to mine; and a cash payment of CAD$1,000,000 within five days of the commencement of Molo mine commercial production. Malagasy will retain a 1.5% Net Smelter Return Royalty on all industrial minerals produced from the property. We also acquired a 100% interest in and to the industrial mineral rights on about 1-1/2 additional claim blocks comprising 10,811 hectares immediately to the east and adjoining the Molo Graphite Deposit claim blocks.

Green Giant Property
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

On April 16, 2014, subsequent to the quarter ended March 31, 2014, we signed a Joint Venture Agreement with Malagasy, whereby Malagasy acquires a 75% interest for non-industrial minerals on the Company's 100% owned Green Giant Property in Madagascar. We will own the remaining 25% and have a free carried interest through to the BFS stage. No specific consideration was received for this transaction as it was part of the Sale and Purchase Agreement and Mineral Rights Agreement as noted under the Molo Graphite Project of this note.

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

Madagascar Historical Exploration Programs
The Green Giant Property displays extensive gossans outcroppings at surface. An examination of part of this property revealed several large areas covered with gossanous boulders, which are believed to overlie massive sulphide mineralization. Phases of the exploration projects were managed by our company’s President and COO, Craig Scherba, P. Geol., who at the time was one of our outside consultant geologists. We conducted a first phase of exploration from September to November 2007 that included the following activities:

●	Stream Sediment sampling of all stream on the property area
●	Detailed Geological mapping over selected startigraphic horizons
●	Reconnaissance geological mapping over the entire property
●	Soil sampling over selected target areas and prospecting over selected target areas
●	Limited trenching over selected targets
●	Construction of a cinder block base camp
●	Construction of a one kilometre long surfaced airstrip
●	Repair and surfacing of the access road from base camp to the airstrip
●	Airborne geophysical surveying

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

•	The average mass recovery into the large and extra-large flake category (greater than +80 mesh) was 43.5% based on the results of fifteen size fraction analyses of the combined concentrate;

•	The average grade of the extra-large flake (greater than +48 mesh) was 97.7% Ct;

•	The average grade of the large flake (greater than +80 mesh) was 97.4% Ct;

•	The average grade of the medium flake (greater than +200 mesh) was 96.7% Ct;

•	The majority of the impurities reported to the small flake size fractions (-400 mesh)

•	The average total carbon content of twelve pilot plant surveys was 93.7% Ct at an average carbon recovery of 90.3%.

The average composition of the combined concentrate of fifteen size fraction analyses is shown in the following table.
Size	Mass as Percentage of Total	Grade
mesh	Concentrate Mass in %	% C(t)
48	15.7	97.7

65	17.6	97.4

80	10.2	96.7

100	9.7	96.4

150	15	96.1

200	10.1	95.2

-200	21.6	88.2

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

Country	Flake output
China	380,000
Brazil	96,000
India	35,000
North Korea	30,000
Canada	21,000
Norway	8,000
Zimbabwe	5,000
Madagascar	4,000
Russia	2,000
Ukraine	1,500
Germany	300
Total	428,300

Country	Amorphous output
China	400,000
Austria	16,000
Mexico	12,000
Turkey	300
Total	428,300

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

Permitting in Madagascar
Companies in Madagascar first apply for an exploration mining permit with the Bureau de Cadastre Minier de Madagascar (“BCMM”), a government agency falling under the authority of the Minister of Mines. Permits are granted under usual circumstances are generally issued within a month. The 2013 fees per square within a mining permit range from 89,800 Ariary to 359,000 Ariary (between $39 and $160 using a current exchange rate of 2,300 Madagascar Ariary = $1 USD). The number of squares varies widely by claim number. For the 2013 year, the Company paid approximately $350,000 to the BCMM to renew all of its claims in Madagascar. 2014 bills will be billed during May 2014. This fee covered both the 100% owned Green Giant Property (6 claims) and the 75% owned Joint Venture Property (39 claims). Each year we are required to pay a similar amount in order to maintain the claims in good standing.

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

Original  (“Orig”) versus Duplicate (“Dupe”) plots.

Next Steps
Energizer is currently shipping graphite concentrate generated from its Pilot Plant metallurgical testwork out to prospective offtake partners all over the world. Additionally, we are conducting an infill drill program on our Molo deposit as required by our Full Feasibility Study and in order to meet banking requirements for an anticipated mine financing. This data will be integrated into a Full Feasibility Study scheduled for completion in the last quarter of calendar year 2014.

Future Programs
The economic potential of the property rests upon the ability to extract graphite and/or vanadium using reasonable, potentially economic parameters. Metallurgical results indicate that an economic processing method is available to extract graphite. This will be determined within a Full Feasibility Study, anticipated for release in the last quarter of calendar year 2014. The results of this study will dictate how management proceeds with project development.

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

Sagar Property Agreement
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

Ferderber Property Agreement
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

Sagar and Ferderber Property Optioned
On February 28, 2014, we optioned a 75% interest to Honey Badger Exploration Inc. ("TUF"), a public company related by common management. In order to complete the transaction, TUF agrees to the following:

•
$1,500,000 within 15 days upon the earlier of the completion of a financing or nine months following the agreement's closing date and up to 9.5% of TUF’s issued and outstanding common shares ("I&O Shares") at the time of issuance to a maximum of 15,000,000 common shares.

•
$1,500,000, subject to receiving shareholder approval but within eighteen months from the agreement's closing date, and up to 15% of TUF’s I&O Shares at the time of issuance to a maximum of 35,000,000 common shares (the maximum includes all common shares previously issued). If shareholder approval is not obtained, we will receive $750,000 and additional common shares that equal up to 9.5% of TUF’s I&O Shares at the time of issuance to a maximum of 20,000,000 common shares (the maximum includes all common shares previously issued).

•
Subject to meeting certain conditions, TUF is granted a three-year option (“Option”), commencing noearlier than June 1, 2015, to purchase the our remaining 25% interest. If exercised, we will receive $1,000,000 and common shares up to 19.5% of TUF’s I&O Shares at the time of issuance to an aggregate maximum of 60,000,000 common shares (the maximum includes all common shares previously issued) within 15 days of any requisite shareholder and regulatory approval. If shareholder approval is not obtained for the Option, TUF can elect to pay $1,875,000 in lieu of shares. If the Option is not exercised, TUF and ourselves will enter into a joint venture agreement consistent with industry norms for such arrangements including a standard dilution clause.

•
Subject to certain conditions, we have been provided with a first right of refusal for a period of 5 years to maintain its equity position by participating in any future private placements. We will retain a 2% net smelter royalty (“NSR”) on the property, of which, 1% could be purchased by TUF for $1,000,000.

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

RESULTS OF OPERATIONS
We have had no operating revenues from inception on March 1, 2004 through to the quarter ended March 31, 2014. Our activities have been financed from the proceeds of securities subscriptions. From inception, on March 1, 2004, to March 31, 2014, we raised total net proceeds of $51,907,720 from private offerings of our securities and $1,075,500 through the exercise of common share purchase warrants and stock options. For the nine month period ending March 31, 2014, $9,732,482 (March 31, 2013: $4,023,113) and $Nil (March 31, 2013: $Nil) was raised through private placements and the exercise of stock options, respectively.

For the period from March 1, 2004 to March 31, 2014, we incurred losses before income taxes of $82,343,185. Expenses included $42,577,972 in mineral property and exploration costs and impairment losses on mineral properties. These costs include acquisition costs relating to the Madagascar properties, the Sagar properties in Quebec and other abandoned properties. We have also incurred $8,731,206 in professional fees since inception; general and administrative expenses of $8,786,367; stock based compensation valued at $24,856,963 using the Black-Scholes pricing model; net foreign exchange translation gains totaling $1,237,551, donated services and expenses of $18,750, and total net other income (including interest and less an other than temporary loss on marketable securities) of $1,237,551.

The following are explanations for the fluctuations during the nine month period ended March 31, 2014:

•
Following our accounting policies of expensing acquisition costs and exploration expenses on mineral properties as incurred, this amounts increased the net loss for each period. For the nine months ended March 31, 2014, we spent $4,290,899 (March 31, 2013: $3,194,788) on our mineral properties. This represents an increase of $1,096,111. In the prior year, we completed a drill program on our Molo ground as part of work required to complete our National Instrument 43-101 report (which was subsequently filed during the second quarter of fiscal 2013). During the nine months ended March 31, 2014, we have progressed on our Bankable Feasibility Study which to date includes, among other things, drilling and related costs as well as spent funds on our Madagascar pilot plant through SGS in Lakefield, Canada. We have also spent funds on the Sagar property which we recently divested 75% of our 100% interest.

•
Professional fees totalled $1,567,387 for the period ended March 31, 2014, down $4,160 from the March 31, 2013’s total of $1,571,547. General and administration totalled $911,273 for the period ended March 31, 2014, up $79,305 from the March 31, 2013’s total of $831,968. General and administration are costs associated with running the Toronto and Madagascar offices. Investor relations expenses, including the use of third parties at conferences and lunches who are assisting in spreading knowledge about our company to retail investors, institutional investors and potential off-take parties plus the cost of travel are the primary reasons for the increase in general and administration expenses. Trips have included numerous visits to Asia, Europe, and Africa to update existing investors and potential off-take partners, trips to California for investor presentations and trips to New York City and surrounding area for both investors, conferences and discussions with potential off-take partners. In addition, trips have also been made to our property in Madagascar to work on our company’s bankable feasibility study with the assistance with DRA. With regards to professional fees, legal fees where higher during the current period when compared to the prior period. In addition, the Company recorded a charge of $325,867 due to its former Chief Executive Officer. This was offset by lower professional fee charges to employees and other consultants of the company.

•
Stock-based compensation decreased by $789,259 from $1,470,678 for the nine month period ended March 31, 2013 to $681,419 for the nine month period ended March 31, 2014. A total of 7,130,000 stock options were issued at exercise prices between $0.11 and $0.18 during the nine months ended March 31, 2014 while 7,595,000 stock options were issued at exercise prices between $0.21 and $0.29 during the nine months ended March 31, 2013. The value noted within the statement of operations is the theoretical Black-Scholes calculated value of the stock options, based on subjective factors including volatility, risk-free interest rate, dividend yield and expected life.

•
Net investment income totalled $27,260 for the nine month period ended March 31, 2014 and $305,938 during the nine month period ended for March 31, 2013. During 2012, our cash balance was higher allowing us to make greater returns. More significantly, during 2012, due to the rise in the value of low-risk bond funds, we were able to capitalize by investing our net excess cash and yielding a significant return.

· ●
During the nine months ended March 31, 2014, $63,849 (March 31, 2013: $Nil) was written off as a result of other than a temporary decline in market value of various investments held during the life of our company.

Liquidity, Capital Resources and Foreign Currencies
As at March 31, 2014, we had cash on hand of $5,299,715. Our working capital was $3,521,320.

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

•	For the nine month period ended March 31, 2014, we raised net proceeds of $9,732,482 through the issuance of 90,523,283 common shares and 35,812,130 common share purchase warrants.

We will likely continue to require additional funding during fiscal 2014 and fiscal 2015. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of common shares for additional phases of exploration. Our management will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures. No assurance can be given that we will be able to obtain additional financing or that we will be able to obtain additional financing on terms that are favorable to us. If we are successful in completing additional financing in the form of an equity financing or securities convertible into equity, as necessary, existing shareholders will experience dilution of their interest in our company (see “Cautionary Note” above)

Issuances of Securities

We have funded our business to date from sales of our securities. During the period ended March 31, 2014, and since July 1, 2012, we issued the following unregistered securities:

•	During July 2012, $105,000 was raised through the exercise of 700,000 stock options at $0.15.
•	On July 13, 2012, we issued 1,695,000 stock options to directors, officers and consultants of our company at an exercise price of $0.29 and an expiry date of July 13, 2016.
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

•	On February 27 2013, we issued 5,900,000 stock options to directors, officers and consultants of our company at an exercise price of $0.21 and an expiry date of February 27, 2018.

•
During March 2013, we closed a private placement raising $2,307,035. We issued 12,350,000 common stock at prices between CAD$0.18 and CAD$0.20 per share. We paid a fee of $84,176 and issued 270,000 compensation warrants. Each compensation warrant entitles the holder to purchase one common share at CAD$0.20.

•
During July and August 2013, we closed a private placement raising $2,043,452 through the issuance of 16,950,001 common shares. We paid a fee of $114,087 and issued 402,000 compensation warrants at an exercise price of CAD$0.125 and 150,000 compensation warrants at an exercise price of $0.12. Each compensation warrant expires one year from the date of issue.

•
On December 18, 2013, we closed a private placement raising a total of $1,479,023. We issued 11,189,215 common shares at a price of CAD$0.14. We paid fees of $112,067 and issued 671,353 compensation warrants at an exercise price of CAD$0.14. Each compensation warrant expires eighteen months from the date of issue.

•	On January 10, 2014, we issued 4,625,000 stock options to directors and officers of the Company at an exercise of $0.18 and an expiry date of January 10, 2019.
•
On January 15, 2014 and January 31, 2014, we closed a private placement raising a total of $6,910,503. We issued 62,384,067 common shares at a price of CAD$0.12 and 31,192,033 common share purchase warrants with an exercise price of CAD0.18. Of the 31,192,033 common share purchase warrants, 29,152,033 expire on January 14, 2017, 1,450,000 expire on June 14, 2015 and 590,000 expire on January 31, 2017. We paid fees of $488,234 and issued 3,396,744 compensation warrants at an exercise price of CAD$0.14. Each compensation warrant expires eighteen months from the date of issue.

•	On February 6, 2014, we issued 250,000 stock options to a consultant of the Company at an exercise of $0.18 and an expiry date of February 6, 2019.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than warrants and broker warrants, noted with the financial statements above denominated in Canadian dollars, we do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the development and mining of our mining claim.

ITEM 4. - CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the deficiencies noted in our management’s report on internal controls and procedures over financial reporting, our principal executive officer and our principal financial officer concluded that, given the size of our Company and its finance department, that our disclosure controls and procedures were not effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2014, no changes were made to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception. Since our inception, up to March 31, 2014, we had accumulated net losses of $82,343,185. If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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
Any adverse developments to the political situation in Madagascar could have a material effect on our Company’s business, results of operations and financial condition. Democratic elections in Madagascar occurred in 2013, under the UN and EU supervision. To date, our Company has not experienced and disruptions or been placed under any constraints in our exploration efforts due to the political situation in Madagascar. Depending on future actions taken by the elected transitional government, or any future government, our Company’s business operations could be impacted.

Results of the presidential election were issued on January 17, 2014, with Mr. Hery Rajaonarimampianina winning the presidency. He was inaugurated as President of the Republic on January 25, 2014. Legislatives results were proclaimed on February 6, 2014. Of 151 seats in the National Assembly, 4 districts will have to organize new elections. The African Union lifted its sanctions against Madagascar and the new President of the Republic attended the AU summit in Addis Ababa on January 30-31, 2014. The President named a prime minister on April 11, 2014 and a new government was installed on April 18, 2014. The new National Assembly convened on February 18, 2014 and has now elected its Bureau and installed its commissions.

We are actively monitoring the political climate in Madagascar and continue to hold meetings with representatives of the government and the new Ministry of Strategic Resources, which now has jurisdiction over both mining and petroleum. The transformation or amendment of exploration and research mining permits within the country continues to be suspended. Our Company has continued to pay taxes and administrative fees in Madagascar with respect to all the mining permits we hold. These payments have been acknowledged and accepted by the Madagascar government.

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

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the period from July 1, 2012 through March 31, 2014, our Company issued the following unregistered securities:

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

•
During July and August 2013, we closed a private placement raising $2,043,452 through the issuance of 16,950,001 common shares. We issued 402,000 compensation warrants at an exercise price of CAD$0.125 and 150,000 compensation warrants at an exercise price of $0.12. Each compensation warrant expires one year from the date of issue.

•
On December 18, 2013, we closed a private placement raising a total of $1,479,023. We issued 11,189,215 common shares at a price of CAD$0.14. We paid fees of $112,067 and issued 671,353 compensation warrants at an exercise price of CAD$0.14. Each compensation warrant expires eighteen months from the date of issue.

•
On January 15, 2014 and January 31, 2014, we closed a private placement raising a total of $6,910,503. We issued 62,384,067 common shares at a price of CAD$0.12 and 31,192,033 common share purchase warrants with an exercise price of CAD$0.18. Of the 31,192,033 common share purchase warrants, 29,152,033 expire on January 14, 2017, 1,450,000 expire on June 14, 2015 and 590,000 expire on January 31, 2017. We paid fees of $488,234 and issued 3,396,744 compensation warrants at an exercise price of CAD$0.14. Each compensation warrant expires eighteen months from the date of issue.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2014.

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

10.7
Agreement to Purchase Interest In Claims between Honey Badger Exploration Inc. and Energizer Resources Inc. dated February 28, 2014.(Incorporated by reference to Exhibit 10.7 to the registrant’s Form 10Q as filed on May 14, 2014).

10.8
Sale and Purchase Agreement between Malagasy Minerals Limited and Energizer Resources Inc. dated April 16, 2014 (Incorporated by reference to Exhibit 10.8 to the registrant’s Form 10Q as filed on May 14, 2014).

10.9
ERG Project Minerals Rights Agreement between Malagasy Minerals Limited and Energizer Resources Inc. dated April 16, 2014 (Incorporated by reference to Exhibit 10.9 to the registrant’s Form 10Q as filed on May 14, 2014).

10.10
Green Giant Project Joint Venture Agreement between Malagasy Minerals Limited and Energizer Resources Inc. dated April 16, 2014 (Incorporated by reference to Exhibit 10.9 to the registrant’s Form 10Q as filed on May 14, 2014).

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

ENERGIZER RESOURCES INC.

Dated: May 13, 2014	By:	/s/ Richard Schler
Name: Richard Schler
Title: Chief Executive Officer and Director

Dated: May 13, 2014
	By:	/s/ Peter D. Liabotis
Name: Peter D. Liabotis
Title: Chief Financial Officer (Principal Accounting Officer)