Form 10-K
period 2014-06-30
Energizer Resources, Inc.
filed 2014-09-29
CIK 1302084

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2014

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $26,128,520. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share (the "Common Stock"), as of September 19, 2014, was 269,198,956.

Documents Incorporated By Reference: None

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

ITEM 1. BUSINESS

BACKGROUND – COMPANY OVERVIEW
Energizer Resources Inc. (the "Company") was incorporated in the State of Nevada, United States of America on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008. Our fiscal year end is June 30. The Company's principal business is the acquisition and exploration of mineral resources. During fiscal 2008, we incorporated Energizer Resources (Mauritius) Ltd., a Mauritius subsidiary and Energizer Resources Madagascar Sarl, a Madagascar subsidiary. During fiscal 2009, we incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl, a Madagascar subsidiary, which holds the Green Giant Property in Madagascar. During fiscal 2012, we incorporated Madagascar-ERG Joint Venture (Mauritius) Ltd., a Mauritius subsidiary and ERG (Madagascar) Sarl, a Madagascar subsidiary. ERG (Madagascar) Sarl is 100% owned by Madagascar-ERG Joint Venture (Mauritius) Ltd. which is owned 100% by Energizer Resources (Mauritius) Ltd. ERG (Madagascar) Sarl holds the Malagasy Joint Venture Ground (see note 7). During fiscal 2014, we incorporated 2391938 Ontario Inc. an Ontario, Canada subsidiary.

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

Further details regarding our properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on our Molo Graphite Project and our Green Giant Property in Madagascar can be found on our Company’s website: www.energizerresources.com (which website is expressly not incorporated by reference into this filing) or in our Company’s Canadian regulatory filings on www.sedar.com (which website and content is expressly not incorporated by reference into this filing).

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

Properties

Cautionary Note Regarding Resource and Reserve Calculation – Energizer Resources Inc. reports reserve and mineralized material estimates in accordance with U.S. SEC Industry Guide 7. Canadian investors are cautioned that estimates of mineralized materials may differ from mineral resource estimates prepared in accordance with the standards of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”). Canadian investors should review the mineral resource estimates prepared in accordance with NI 43-101 standards found in section 14.10 of the Company’s NI 43-101 Molo Graphite Project technical report dated April 12, 2013.

Madagascar Properties
Molo Graphite Project, Southern Madagascar, Africa
On December 14, 2011, we entered into a Definitive Joint Venture Agreement ("JVA") with Malagasy Minerals Limited ("Malagasy"), a public company on the Australian Stock Exchange, to acquire a 75% interest to explore and develop a group of industrial minerals, including graphite, vanadium and approximately 25 other minerals. The land position covers 2,119 permits and 827.7 square kilometres and is mostly adjacent to the south and east of our 100% owned Green Giant Property. We paid $2,261,690 and issued 7,500,000 common shares valued at $1,350,000.

On October 24, 2013, the Company signed a Memorandum of Understanding ("MOU") with Malagasy to acquire the remaining 25% interest in land position. Upon execution of a signed purchase agreement, the share purchase agreement will supersede the MOU.

On April 16, 2014, we signed a Sale and Purchase Agreement and a Mineral Rights Agreement with Malagasy to acquire the remaining 25% interest. We made the following payments: CAD$400,000; issued 2,500,000 common shares subject to a 12 month voluntary vesting period and valued at $325,000; and issued 3,500,000 common share purchase warrants. We will make a cash payment of CAD$700,000 and issue 1,000,000 common shares within five days of completion of a bankable feasibility study (“BFS”) or the formal announcement of a decision to mine; and a cash payment of CAD$1,000,000 within five days of the commencement of commercial production. Malagasy retains a 1.5% net smelter return royalty ("NSR"). We also acquired a 100% interest to the industrial mineral rights on approximately 1-1/2 additional claim blocks comprising 10,811 hectares to the east and adjoining the Molo Graphite Project. We will continue to own a 100% interest in the industrial mineral rights, which includes our Canadian NI 43-101 compliant vanadium resource estimate, comprising an indicated resource of 49.5 million tonnes at an average grade of 0.693% vanadium pentoxide (V2O5) and an inferred resource of 9.7 million tonnes at an average grade of 0.632% V2O5 at a cut-off of 0.5% V2O5.

Green Giant Property, Madagascar
During 2007 we acquired a 75% interest in the property. We paid $765,000, issued 2,500,000 common shares and 1,000,000 now expired common share purchase warrants to enter into a joint venture agreement for the Green Giant Property with Madagascar Minerals and Resources Sarl ("MMR").

On July 9, 2009, we acquired the remaining 25% interest for $100,000. MMR retains a 2% NSR. The NSR can be purchased at our option, for $500,000 in cash or common shares for the first 1% and at a price of $1,000,000 in cash or common shares for the second 1%.

On April 16, 2014, we signed a Joint Venture Agreement with Malagasy, whereby Malagasy acquired a 75% interest for non-industrial minerals on the property. We retain remaining 25% and have a free carried interest through the BFS. No specific consideration was received for this transaction as it was part of the Molo Graphite Project transaction dated April 16, 2014.

Canadian Property
Sagar Property – Romanet Horst, Labrador Trough, Québec, Canada
During 2006, we purchased from Virginia Mines Inc. ("Virginia") a 100% interest in 382 claims located in northern Quebec, Canada. Virginia retains a 2% NSR on certain claims within this property with other unrelated vendors holding a 1% NSR on certain claims, and a 0.5% NSR on other claims. For the other vendor's NSR, we have the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.

On July 31, 2014 we revised our February 28, 2014 agreement with Honey Badger Exploration Inc. (“TUF”), a public company related by common management, to sell an interest in the Sagar Property. Under the revised agreement, in order for TUF to acquire an initial 35% interest in the property, we will receive CAD$150,000 and TUF will spend CAD$1,500,000 developing the property. TUF can earn further percentage interests up to 75% over a four year period by spending a total of CAD$9,000,000, paying the Company CAD$900,000 and issuing to us the lesser of 15% of its issued and outstanding shares or 35,000,000 shares. Once these commitments have been met, TUF can acquire the remaining interest by paying us an additional CAD$2,000,000 and issuing the lesser of 19.5% of TUF outstanding shares or up to 60,000,000 shares, including all previously issued shares.

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

Employees
As of September 19, 2014, we had 10 total employees, 7 full-time and 3 part-time employees. In addition to our full time employees, we engage consultants to serve several important managerial and non-managerial functions for us.

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

Molo Graphite Property Description and Location
The “Molo Graphite Property” is comprised of a portion of or all of 40 mineral permits. The properties are located in the District of Toliara and are referenced as TN 3,432,P(R); TN 5,394, P(R); TN 13,064 P(R); TN 13,811 P(R); TN 14618 P(R), TN 14,619 P(R); TN 14,620 P(R); TN 14,622 P(R); TN 14,623 P(R); TN 16,747 P(R); TN 16,753 P(R); TN 19,003 P(R); TN 19,851 P(R); TN 19,932 P(R); TN 19,934 P(R); TN 19,935 P(R); TN 21,059 P(R); TN 21,060 P(R); TN 21,061 P(R); TN 21,062 P(R); TN 21,063 P(R); TN 21,064 P(R); TN 24,864 P(R); TN 25,605 P(R); TN 25,606 P(R); TN 28,340 P(R); TN 28,346 P(R); TN 28,347 P(R); TN 28,348 P(R); TN 28,349 P(R); TN 28,352 P(R); TN 28,353 P(R); TN 29,020 P(R); TN 31,734 P(R); TN 31,735 P(R); TN 38,323 P(R); TN 38,324 P(R); TN 38,325 P(R); TN 38,392 P(R); and TN 38,469 P(R) as issued by the Bureau de Cadastre Minier de Madagascar (“BCMM”) pursuant to the Mining Code 1999 (as amended) and its implementing decrees. The total land position is 940.2 sq. kilometres. This property can be accessed by both air and road.

Agreements
Molo Graphite Project, Southern Madagascar, Africa
On December 14, 2011, we entered into a Definitive Joint Venture Agreement ("JVA") with Malagasy Minerals Limited ("Malagasy"), a public company on the Australian Stock Exchange, to acquire a 75% interest to explore and develop a group of industrial minerals, including graphite, vanadium and approximately 25 other minerals. The land position covers 2,119 permits and 827.7 square kilometres and are mostly adjacent to the south and east of our 100% owned Green Giant Property. We paid $2,261,690 and issued 7,500,000 common shares valued at $1,350,000.

On April 16, 2014, we signed a Sale and Purchase Agreement and a Mineral Rights Agreement with Malagasy to acquire the remaining 25% interest. We made the following payments: CAD$400,000; issued 2,500,000 common shares subject to a 12 month voluntary vesting period and valued at $325,000; and issued 3,500,000 common share purchase warrants. We will make a cash payment of CAD$700,000 and issue 1,000,000 common shares within five days of completion of a BFS or the formal announcement of a decision to mine; and a cash payment of CAD$1,000,000 within five days of the commencement of commercial production. Malagasy retains a 1.5% net smelter return royalty ("NSR"). We also acquired a 100% interest to the industrial mineral rights on approximately 1-1/2 additional claim blocks comprising 10,811 hectares to the east and adjoining the Molo Graphite Project.

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

The primary objectives for analyzing the bulk samples at a 'pilot plant scale' were as follows:
•	Confirm the robustness of the proposed metallurgical flow-sheet that was first developed on a laboratory scale under continuous conditions
•	Develop process design criteria for the Full Feasibility Study
•	Generate large samples of concentrate for evaluation by potential off take partners

The metallurgical results confirmed the proposed flow sheet, and that the graphite flakes from the Molo deposit can be upgraded to high-grade graphite concentrate by means of simple flotation.

Bulk sample highlights:
•	The average mass recovery into the large and extra-large flake category (greater than +80 mesh) was 43.5% based on the results of fifteen size fraction analyses of the combined concentrate;
•	The average grade of the extra-large flake (greater than +48 mesh) was 97.7%Ct (Total Carbon)
•	The average grade of the large flake (greater than +80 mesh) was 97.4%Ct;
•	The average grade of the medium flake (greater than +200 mesh) was 96.7% Ct; and
•	The majority of the impurities reported to the small flake size fractions (-400 mesh).

The average total carbon content of twelve pilot plant surveys was 93.7% Ct at an average carbon recovery of 90.3%. The average composition of the combined concentrate of fifteen size fraction analyses is shown in the table below.

Molo Average Flake Size Analysis

Size mesh	Mass as Percentage of Total Concentrate Mass in %	Grade % C(t)
48	15.7	97.7
65	17.6	97.4
80	10.2	96.7
100	9.7	96.4
150	15.0	96.1
200	10.1	95.2
-200	21.6	88.2

A part of the full feasibility study, the Company conducted an infill resource delineation program from May 2014-June 2012. This program consisted of the following:
•	Trenching (9 trenches for 1,876 metres)
•	Diamond drilling of 32 diamond drill holes over 2,063 metres

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

Permitting in Madagascar
Companies in Madagascar first apply for an exploration mining permit with the Bureau de Cadastre Minier de Madagascar (“BCMM”), a government agency falling under the authority of the Minister of Mines. Permits are granted under usual circumstances are generally issued within a month. The 2014 fees per square within a mining permit range from approximately 92,500 Ariary to 500,000 Ariary (between $35 and $194 using a current exchange rate of 2,580 Madagascar Ariary = $1 USD). The number of squares varies widely by claim number. For the 2014 year, the Company paid approximately $400,000 to the BCMM to renew all of its claims in Madagascar. This fee covered both the 100% owned Green Giant Property (6 claims) and the Molo Graphite Property (39 claims). Each year the Company is required to pay a similar amount in order to maintain the claims in good standing.

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

Original (“Orig”) versus Duplicate (“Dupe”) plots.

Next Steps
The Company is completing the full feasibility study for the Molo deposit, and anticipates this study to be completed in November, 2014. With this study, the Company will have the technical data to approach financiers and strategic partners for the funding of a mine.

Future Programs
The economic potential of the property rests upon the ability to extract graphite and/or vanadium using reasonable, potentially economic parameters. Initial metallurgical results indicate that an economic processing method is available to extract graphite. This will be determined within a full feasibility study anticipated for release in the fourth quarter of the calendar year of 2014. The results of this study will dictate how our management proceeds with project development.

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
The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception. Since our inception, up to June 30, 2014, we had accumulated net losses of $86,254,224. If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Our primary exploration efforts are in the African country of Madagascar, where democratic elections occurred at the end of 2013.
Any adverse developments to the political situation in Madagascar could have a material effect on our Company’s business, results of operations and financial condition. Democratic elections in Madagascar occurred toward the end of 2013 as planned by the elections calendar jointly established between the UN and the Elections Commissions. To date, our Company has not experienced any disruptions or been placed under any constraints in our exploration efforts due to the political situation in Madagascar. Depending on future actions taken by the newly elected government, or any future government, our Company’s business operations could be impacted.

A roadmap, designed by the Southern African Development Community, and endorsed by the African Union, provided for a path for democratic elections. Presidential elections were held on October 25, 2013, while parliamentary elections and second-round presidential elections occurred on December 20, 2013. The newly elected President was inaugurated on January 25, 2014 and the lower house of Parliament took office in February 2014. A new Prime Minister was named on April 10, 2014 and a new government named on April 17, 2014.

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

Changes in tax laws or tax rulings could materially affect our financial position and results of operations.
Changes in tax laws or tax rulings could materially affect our financial position and results of operations. For example, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings. In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws. Certain proposals could include recommendations that would significantly increase our tax obligations in many countries where we do business. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
As of September 19, 2013, there were 269,198,956 common shares issued and outstanding and 74,502,376 common shares underlying outstanding options and warrants to purchase, or securities convertible into, our common shares. Our common shares are quoted on the OTCQX under the symbol “ENZR”, the TSX under the symbol “EGZ” and the Frankfurt Stock Exchange under the symbol “A1CXW3”. On September 19, 2014 the last reported sale price for our common shares on the OTCQX and TSX was US$0.165 and CAD$0.185 per share, respectively. The table below sets forth the high and low closing sale prices of our common shares for the fiscal quarters indicated as reported on the OTCQX and TSX. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	OTCBB / OTCQX (US$)		TSX / TSX-V (CDN$)
Period	High	Low	High	Low
Fiscal year ended June 30, 2015
First quarter ended September 30, 2014 (up to September 19, 2014)	$0.25	$0.11	$0.28	$0.12
Fiscal year ended June 30, 2014
First quarter ended September 30, 2013	$0.28	$0.10	$0.28	$0.11
Second quarter ended December 31, 2013	$0.16	$0.11	$0.18	$0.12
Third quarter ended March 31, 2014	$0.17	$0.12	$0.18	$0.13
Fourth quarter ended June 30, 2014	$0.14	$.011	$0.15	$0.12
Fiscal year ended June 30, 2013
First quarter ended September 30, 2012	$0.41	$0.27	$0.39	$0.27
Second quarter ended December 31, 2012	$0.37	$0.29	$0.37	$0.29
Third quarter ended March 31, 2013	$0.34	$0.17	$0.34	$0.18
Fourth quarter ended June 30, 2013	$0.22	$0.12	$0.23	$0.11
Fiscal year ended June 30, 2013
First quarter ended September 30, 2011	$0.36	$0.18	$0.34	$0.17
Second quarter ended December 31, 2011	$0.26	$0.15	$0.23	$0.15
Third quarter ended March 31, 2012	$0.44	$0.17	$0.43	$0.16
Fourth quarter ended June 30, 2013	$0.48	$0.22	$0.48	$0.22
Fiscal year ended June 30, 2011
First quarter ended September 30, 2010	$0.33	$0.18	$0.34	$0.18
Second quarter ended December 31, 2010	$0.50	$0.195	$0.51	$0.20
Third quarter ended March 31, 2011	$0.58	$0.39	$0.63	$0.38
Fourth quarter ended June 30, 2011	$0.45	$0.30	$0.42	$0.28

Our common shares commenced trading on the TSX-V on May 5, 2010. Our common shares ceased trading on the TSX-V and commenced trading on the TSX on June 16, 2011. Our common shares commenced trading on the OTCQX on August 28, 2013. Prior to that our common shares traded on the OTCBB.

Holders
As of September 19, 2014, there were approximately 2,500 holders of record of common shares.

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

Equity Compensation Plan Information
The following table sets forth information as of June 30, 2014 for (i) all compensation plans previously approved by the Company's security holders and (ii) all compensation plans not previously approved by the Company's security holders. Options reported below were issued under the Company's Amended 2006 Stock Option Plan.

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
From July 1, 2012 through June 30, 2014, the Company issued the following unregistered securities:
•	During July 2012, $105,000 was received through the exercise of 700,000 stock options at $0.15 per share.
•	On July 13, 2012, we issued 1,695,000 stock options to directors, officers and consultants of the Company.
•
During November 2012, we closed a brokered and non-brokered private placement raising $2,032,500. We issued 5,807,142 shares of common stock at $0.35 per share and 2,903,571 common share purchase warrants at an exercise price of $0.50, expiring 24 months from the date of issue. We also issued 340,028 compensation common share purchase warrants at $0.35.

•	On February 27, 2013, we issued 5,900,000 stock options to directors, officers and consultants of the Company.
•
During March 2013, we closed a private placement raising a total of $2,307,035 (CAD$2,358,000). We issued 12,350,000 shares of our common stock between $0.18 and $0.20 per share. In addition, we issued 270,000 compensation warrants at CAD$0.20.

•	On July 9, 2013, we issued 1,255,000 stock options to directors, officers and consultants at $0.11 per share.
•
Between July 26, 2013 and August 1, 2013, we closed a private placement raising $813,212 (CAD$837,500) and $1,230,000. We issued 16,950,001 common stock at prices of CAD$0.125 and $0.12 per share. We issued 402,000 compensation warrants at an exercise price of CAD$0.125 and 150,000 compensation warrants at an exercise price of $0.12.

•	On September 19, 2013, we issued 750,000 stock options to directors, officers and consultants at $0.15 per share.
•	On October 9, 2013, we issued 250,000 stock options to a director at $0.13 per share.
•
On December 18, 2013 we closed a non-brokered financing and raised $1,479,023 (CAD$1,566,490). We issued 11,189,215 common shares at CAD$0.14 per share. We also issued 671,353 compensation warrants at CAD$0.14 per share.

•	On January 10, 2014, we issued 4,625,000 stock options to directors and officers at $0.18 per share.
•
On January 15, 2014 and January 31, 2014, we closed a private placement raising a total of $6,906,008 (CAD$7,486,088). The Company issued 62,384,067 common shares at CAD$0.12 and 31,192,033 common share purchase warrants. We also issued 3,396,744 compensation warrants.

•	On February 6, 2014, we issued 250,000 stock options to a consultant at $0.18 per share.
•	On June 23, 2014, we issued 2,500,000 shares of our common stock to Malagasy at $0.13 per share for the Molo Graphite Project.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-K for the years ended June 30, 2014 and 2013, as well as the “Business” and “Risk Factors” sections within this Annual Report on Form 10-K. The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.

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

Estimated Geological Budget
From the date of this report, and subject to availability of capital, our plan is to incur anywhere between $6,250,000 - $16,250,000 on further studies, testing and permitting to advance the Molo Graphite Property and on further exploration and the creation of a pilot plant anticipated, but not guaranteed to be commenced on or before our Company’s fiscal year end of June 30, 2015, on our Madagascar properties and projected to be completed, subject to the availability of capital and any other unforeseen delays, by June 30, 2015. The following is a summary of the amounts budgeted to be incurred (presuming all $16,250,000 is required):

Bankable Feasibility Study (“BFS”)	$2,000,000
Metallurgy	$4,500,000
Detailed Engineering Study	$4,000,000
Building of a pilot plant and creation of off-take samples	$5,000,000
Permitting fees	$750,000
Total	$16,250,000

The above amounts may be updated based on actual costs and the timing may be delayed based on several factors, including the availability of capital to fund the budget. The source of funds required to complete the budgeted items disclosed above will come from private placements in the capital markets.

Although no assurances can be provided, the pilot plant is now projected to be built starting in early 2015. The BFS process is currently ongoing and will continue through to the end of December 31, 2015. The detailed engineering study will commence early in 2015. Metallurgical testing is ongoing and will continue through the end of the fiscal year ending June 30, 2015.

RESULTS OF OPERATIONS

We have had no operating revenues from inception on March 1, 2004 through to the year ended June 30, 2014. Our activities have been financed from the proceeds of securities subscriptions. The following are explanations for the material fluctuations/disparities during the year ended June 30, 2014 when compared to the year ended June 30, 2013:

•
Amounts spent on mineral properties totaled $7,343,541 (June 30, 2012: $3,720,735), which represents an increase of $3,622,806. Significant items expensed during the year ended June 30, 2014 include $1,500,000 on our BFS with DRA for the Molo Graphite Project, $1,000,000 in expenses relating to acquiring the remaining 25% interest in the Molo Graphite Project and additional mining claims, $1,100,000 in metallurgical testing and related, $600,000 on infill drilling and $400,000 on permitting plus a total of $2,300,000 on work for the Sagar property to go toward satisfying the Canada Revenue Agency flow-through commitment based on flow-through funds raised during the calendar year of 2013. During fiscal year ending June 30, 2013 expenses incurred primarily related to metallurgical tests and fees to consulting geologists..

•
Professional fees totaled $1,765,769, up $101,804 from the year ended June 30, 2013 total of $1,663,965. This represents a 5% increase in costs between periods which relates to higher legal costs incurred during the period for drafting confidentiality and related agreements for potential off-take partners, the acquisition of the remaining 25% interest in the Molo Graphite Property, costs relating to the Sagar Property divestiture and other agreements.

•
General and administration relates to fees associated with running the Toronto office and the Madagascar operations on the property and travel. These costs increased by $9,041 between periods (June 30, 2014: $1,357,682, and June 30, 2013: $1,348,641). The reason for this increase is travel costs for numerous trips to South Africa to liaise with DRA, Madagascar to meet government officials, and visit the property, Europe to meet with GMP and potential equity investors and debt providers and Asia to meet with potential financiers, potential joint venture partners and potential off-take partners.

•	Stock-based compensation decreased by $789,259 (June 30, 2014: $681,419 and June 30, 2013: $1,470,678). This expense is the Black-Scholes theoretical cost to issue stock options.
•	Depreciation increased from by $22,830 (June 30, 2014: $44,446, June 30, 2013: 21,616). This increase is due to the increase in fixed assets during the year.
•
Foreign currency translation was in a loss position for the year ended June 30, 2014 (loss $60,076) and a gain position during the first year ending June 30, 2013 (gain: $93,395). This item arises due to the fluctuations in foreign currency exchange rates at the time that transactions occur in a currency other than our functional currency of US dollars and due to the revaluation of balance sheet items from foreign currencies into US dollars as of the date of the balance sheet, namely June 30, 2014.

•
Investment income decreased by $211,900 from $307,992 for the year ended June 30, 2013 to $96,092 for the year ended June 30, 2014. Returns on our passive investments were the reason for this decrease.

Liquidity, Capital Resources and Foreign Currencies
As at June 30, 2014, we had cash on hand of $1,250,383. Our working capital was $29,145 which excludes the warrant liability and deferred premium on flow-through shares which are non-cash items reflected as liabilities. Subsequent to June 30, 2014 and as of the date of the report, we raised $4,800,000 by issuing 34,285,714 of the Company’s common shares. In connection with the closing, the Company paid compensation consisting of a cash fee of $260,132 and issued 2,018,442 broker common stock purchase warrants. Each compensation warrant entitles the holder to purchase one common share at $0.14 and expires 24 months from the date of issuance. We hold a significant portion of cash reserves in Canadian dollars. Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in translation gains or losses in US dollar terms. If there was to be a significant decline in the Canadian dollar against the US dollar, the US dollar value of that Canadian dollar cash position presented on our balance sheet would also significantly decline. If the US dollar significantly declines relative to the Canadian dollar, our quoted US dollar cash position would also significantly decline. Such foreign exchange declines could cause us to experience losses. In addition to paying expenses in Canadian dollars, we also pay expenses in South African Rand, Madagascar Ariary and Australian Dollars. Therefore, we are subject to risks relating to movements in those currencies.

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

•	For the year ended June 30, 2014, we raised net proceeds of $9,559,926 through the issuance of 90,523,283 common shares and 39,312,130 common share purchase warrants.

We will require additional funding during fiscal 2015, which will likely be in the form of equity financing from the sale of our common shares. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of common shares for additional phases of exploration.

Issuances of Securities
We have funded our business to date from sales of our securities. From July 1, 2012 through June 30, 2014, the Company issued the following unregistered securities:
•	During July 2012, $105,000 was received through the exercise of 700,000 stock options at $0.15 per share.
•	On July 13, 2012, we issued 1,695,000 stock options to directors, officers and consultants of the Company.
•
During November 2012, we closed a brokered and non-brokered private placement raising $2,032,500. We issued 5,807,142 shares of common stock at $0.35 per share and 2,903,571 common share purchase warrants at an exercise price of $0.50, expiring 24 months from the date of issue. We also issued 340,028 compensation common share purchase warrants at $0.35.

•	On February 27, 2013, we issued 5,900,000 stock options to directors, officers and consultants of the Company.
•
During March 2013, we closed a private placement raising a total of $2,307,035 (CAD$2,358,000). We issued 12,350,000 common stock between $0.18 and $0.20 per share. In addition, we issued 270,000 compensation warrants at CAD$0.20.

•	On July 9, 2013, we issued 1,255,000 stock options to directors, officers and consultants at $0.11 per share.
•
Between July 26, 2013 and August 1, 2013, we closed a private placement raising $813,212 (CAD$837,500) and $1,230,000. We issued 16,950,001 common stock at prices of CAD$0.125 and $0.12 per share. We issued 402,000 compensation warrants at an exercise price of CAD$0.125 and 150,000 compensation warrants at an exercise price of $0.12.

•	On September 19, 2013, we issued 750,000 stock options to directors, officers and consultants at $0.15 per share.
•	On October 9, 2013, we issued 250,000 stock options to a director at $0.13 per share.
•
On December 18, 2013 we closed a non-brokered financing and raised $1,479,023 (CAD$1,566,490). We issued 11,189,215 common shares at CAD$0.14 per share. We also issued 671,353 compensation warrants at CAD$0.14 per share.

•	On January 10, 2014, we issued 4,625,000 stock options to directors and officers at $0.18 per share.
•
On January 15, 2014 and January 31, 2014, we closed a private placement raising a total of $6,906,008 (CAD$7,486,088). The Company issued 62,384,067 common shares at CAD$0.12 and 31,192,033 common share purchase warrants. We also issued 3,396,744 compensation warrants.

•	On February 6, 2014, we issued 250,000 stock options to a consultant at $0.18 per share.
•	On June 23, 2014, we issued 2,500,000 common stock to Malagasy at $0.13 per share for the Molo Graphite Project.

Off-balance sheet arrangements
We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

SIGNIFICANT ACCOUNTING POLICIES
Principals of Consolidation and Basis of Presentation
Our Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and are expressed in United States dollars. These consolidated financial statements include the accounts of Energizer Resources Inc. and its wholly-owned subsidiaries, Energizer Resources (Mauritius) Ltd., THB Ventures Ltd., Energizer Resources Madagascar Sarl, Energizer Resources Minerals Sarl, Madagascar-ERG Joint Venture (Mauritius) Ltd, ERG (Madagascar) Sarl and 2391938 Ontario Inc. These consolidated financial statements also include our proportionate share interest of 25% in Ampanihy Exploration Ltd and Ampex Sarl. All inter-company balances and transactions have been eliminated on consolidation.

Mineral Property Costs
Mineral property exploration costs are expensed as incurred. We have not yet realized any revenues from its mineral operations. When it has been determined that a mineral property can be economically developed as a result of establishing probable and proven reserves, the costs then incurred to develop such property will be capitalized. Such costs will be amortized using the units of production method over the estimated life of the probable reserve. If properties are abandoned or the carrying value is determined to be in excess of possible future recoverable amounts we will write off the appropriate amount.

Financial Instruments
The fair value of cash and cash equivalents, amounts receivable, marketable securities, loan to related parties and accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short term maturity of these financial instruments. Our exploration operations are in Madagascar and Canada, which result in exposure to market risks from changes in foreign currency rates.

Foreign Currency Translation
Our functional and reporting currency is United States Dollars. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the consolidated statements of operations and comprehensive loss.

Stock-Based Compensation
We have a stock option plan. All stock based awards granted, including those granted to directors not acting in their capacity as directors, are accounted for using the fair value based method, using the Black Scholes pricing model. The fair value of stock options granted is recognized as an expense within the consolidated statements of operations and comprehensive loss and a corresponding increase in additional paid in capital. Any consideration paid by eligible participants on the exercise of stock options is credited to common stock. The additional paid in capital amount associated with stock options is transferred to common stock upon exercise.

Flow-through shares
The Company has financed a portion of its exploration activities through the issuance of flow-through shares. Flow-through shares are a Canadian income tax incentive. Under the terms of the flow-through share agreements, the tax attributes of the related exploration expenditures are renounced by the Company to the benefit of flow-through share subscribers. Proceeds from the issuance of flow-through shares are allocated between the offering of shares and the sale of tax benefits. An allocation is made based on the difference between the quoted price of the existing shares and the amount that the investor paid for the shares. A liability is recognized for this difference. The liability is reduced and a reduction of the premium liability is recorded as other income as eligible expenditures are incurred and when the Company files the appropriate renunciation forms with Canadian tax authorities.

Use of Estimates
The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, management evaluates its judgments and estimates in relation to assets, liabilities, revenue and expenses. Management uses past experience and other factors as the basis for its judgments and estimates. Actual results may differ from those estimates. The impacts of estimates are pervasive throughout these consolidated financial statements, and may require accounting adjustments based on future occurrences. Revisions to accounting estimates are recognized in the period in which the estimate is revised and the revision affects current and future periods. Areas where significant estimates and assumptions are used include: the Black Scholes valuation of warrants and stock options issued and the valuation recorded for future income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS
The following are recent FASB accounting pronouncements, which may have an impact on the Company's future consolidated financial statements.
-
"Income Taxes (ASC Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists" ("ASU 2013-11") was issued during July 2013. FASB issued guidance on how to present an unrecognized tax benefit. The guidance is effective for annual periods beginning after December 15, 2014.

-
"Development Stage Entities (ASC Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation" ("ASU 2014-10") was issued during June 2014. FASB issued guidance to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. This guidance is effective for annual periods beginning after December 15, 2014 with early adoption allowed.

-
"Presentation of Financial Statements Going Concern (ASC Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15") was issued during August 2014. FASB issued guidance on how to account for and disclose going concern risks. This guidance is effective for annual periods beginning after December 15, 2016.

The Company is currently evaluating the impact of ASC Topic 740 and ASC Topic 205-40 FASB accounting pronouncements. The Company has elected to adopt the provisions of ASC 2014-10 into these consolidated financial statements. The adoption of ASC 2014-10 did not have a significant impact on the Company's results of operations, financial performance or cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None noted.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the deficiencies noted in our management’s report on internal controls and procedures over financial reporting, our principal executive officer and our principal financial officer concluded that, given the size of our Company and its finance department, our disclosure controls and procedures were not effective as of June 30, 2014.

Management’s report on internal control over financial reporting
Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base its assessment. Based on this evaluation, we have concluded that, as of June 30, 2014, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as described below.

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

(b) Changes in Internal Control over Financial Reporting
During the fiscal year ended June 30, 2014, no changes were made to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None noted.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth the name, age, and position of each executive officer and director the Company as at September 19, 2014.

Name	Age	Position
V. Peter Harder	62	Chairman of the Board of Directors and Director
Richard E. Schler	61	Chief Executive Officer and Director
Craig Scherba	42	President, Chief Operating Officer and Director
John Sanderson	79	Vice Chairman and Director
Robin Borley	46	Senior Vice President of Mine Development and Director
Peter Liabotis	44	Chief Financial Officer
Quentin Yarie	49	Director
Johann de Bruin	44	Director
Albert A. Thiess, Jr.	67	Director

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

John Sanderson Q.C. (Vancouver, Canada): Mr. Sanderson has been the Company’s Vice Chairman of the Board since October 2009 and a director of our Company since January 2009. Mr. Sanderson was Chairman of the Board of the Company from January 2009 to September 2009. Mr. Sanderson is a chartered mediator, chartered arbitrator, consultant and lawyer called to the bar in the Canadian provinces of Ontario and British Columbia. Mr. Sanderson’s qualifications to serve as a director include his many years of legal and mediation experience in various industries. He has acted as mediator, facilitator and arbitrator across Canada, and internationally, in numerous commercial transactions, including insurance claims, corporate contractual disputes, construction matters and disputes, environmental disputes, inter-governmental disputes, employment matters, and in relation to aboriginal claims. He has authored and co-authored books on the use and value of dispute resolution systems as an alternative to the courts in managing business and legal issues.

Richard Schler, MBA (Toronto, Canada): Mr. Schler was appointed Chief Executive Officer in September 2013 and has been a director since April 2006. He has previously held other senior positions with the Company, including the roles of Executive Vice-President and Chief Financial Officer. Mr. Schler also currently serves as a director and Chief Executive Officer of MacDonald Mines Exploration Ltd., Honey Badger Exploration Inc. and Red Pine Exploration Inc, all of which are resource exploration companies trading on the TSX - Venture Exchange headquartered in Toronto, Canada. Before joining these companies, Mr. Schler held various senior management positions with noted corporations. He has over 25 years of experience in the manufacturing sector. Mr. Schler is experienced in financial management and business operations and has been successful in raising funds in the capital markets.

Craig Scherba, P.Geol. (Oakville, Canada): Mr. Scherba was appointed as our President and Chief Operating Officer during September 2012 and a director during January 2010. Mr. Scherba served as Vice President, Exploration of the Company from January 2010 to September 2012. Mr. Scherba has been a professional geologist (P. Geol.) since 2000, and his expertise includes supervising large Canadian and international exploration. Mr. Scherba also serves as Vice President, Exploration of MacDonald Mines Exploration Ltd, Red Pine Exploration Inc. and Honey Badger Exploration Inc which are resource exploration company trading on the TSX - Venture Exchange. In addition, Mr. Scherba was professional geologist with Taiga Consultants Ltd. (“Taiga”), a mining exploration consulting company from March 2003 to December 2009. He was a managing partner of Taiga between January 2006 and December 2009. Mr. Scherba was an integral member of the exploration team that developed Nevsun Resources’ high grade gold, copper and zinc Bisha project in Eritrea. While at Taiga, Mr. Scherba served as the Company's Country and Exploration Manager in Madagascar during its initial exploration stage.

Robin Borley (Johannesberg, South Africa): Mr. Borley was appointed our Senior Vice President (“SVP”) of Mine Development during December 2013. Mr. Borley is a Graduate mining engineering professional and a certified mine manager with more than 25 years of international mining experience building and operating mining ventures. He has held senior management positions both internationally and within the South African mining industry. Until October 2014, Mr. Borley served as Mining Director for DRA Mineral Projects. In addition, Mr. Borley was instrumental as the COO of Red Island Minerals in a developing a Madagascar coal venture. His diverse career has spanned resource project management, evaluation, exploration and mine development. Robin has completed several mine evaluations including operational and financial evaluations of new and existing operations across a diverse range of resource sectors. He has experience in the management of underground and surface mining operations from both the contractor and owner miner environments. From 2006 through to 2012, Robin participated in the BEE management buy-out transaction of the Optimum Colliery mining property from BHP, through its independent listing and its ultimate sale to Glencore in December 2012.

Peter Liabotis, CPA, CA (Oakville, Canada): Mr. Liabotis was appointed as our Chief Financial Officer (“CFO”) & SVP during September 2012 and prior to that was our Vice President – Finance from October 2009 to August 2012. Mr. Liabotis is currently the CFO & SVP of Red Pine Exploration Inc., MacDonald Mines Exploration Ltd., and Honey Badger Exploration Inc., all of which are resource exploration companies trading on the TSX - Venture Exchange. From August 2008 to September 2009 Mr. Liabotis worked as controller for EFG Wealth Management (Canada). From July 1998 through July 2008, Mr. Liabotis was the CFO & SVP of Olympia Capital, a Bermuda corporation leading the sale of this business to a French Bank. Prior to July 1998, Mr. Liabotis worked for two years at PriceWaterhouseCoopers in Bermuda and two years with KPMG in Canada Mr. Liabotis is a member of the Board of Directors of Honey Badger Exploration, Inc. Mr. Liabotis is a Chartered Professional Accountant (through the Chartered Professional Accountants of Ontario), received his Bachelor of Commerce, Honours from the University of Windsor and received his Bachelor of Arts from the Western University (in Ontario, Canada).

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

Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended June 30, 2014, beneficial owners and executives complied with Section 16(a) filing requirements applicable to them.

Involvement in Certain Legal Proceedings
None of the following events have occurred during the past ten years and are material to an evaluation of the ability or integrity of any director or officer of the Company:
1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

a.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

b.	Engaging in any type of business practice; or
c.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;
4.
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

a.	Any Federal or State securities or commodities law or regulation; or
b.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics
The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Financial Code of Business Conduct was filed as Exhibit 14.1 to our Annual Report on Form 10-QSB for June 30, 2004 as filed on May 19, 2004. If we make substantive amendments to the Code of Ethics for Senior Financial Officers or the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation
The table below sets forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our principal executive officer and four other most highly compensated executive officers who received compensation over $100,000 for the fiscal year ended June 30, 2013 (collectively, the “Named Executive Officers” or “NEO”):

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Award ($) Note 6	Option Award ($)	Non Equity Inventive Plan Compens-aton ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compens-ation ($) NOTE 1	Total ($) NOTE 1
Richard E. Schler, CEO and Director **	2014	218,955(3)	0	0	0	0	0	84,174 (1)	303,129 (1)
	2013	197,008 (5)	0	0	0	0	0	280,428 (1)	477,438 (1)
	2012	201,407 (4)	0	0	0	0	0	557,033 (1)	758,440 (1)

Craig Scherba President, COO and Director	2014	167,305(3)	0	0	0	0	0	61,566 (1)	228,871 (1)
	2013	130,000 (5)	0	0	0	0	0	134,700 (1)	264,700 (1)
	2012	105,214 (4)	0	0	0	0	0	260,035 (1)	365,249 (1)

Robin Borley, SVP and Director***	2014	116,900(3)	0	0	0	0	0	26,820 (1)	143,720 (1)
	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Peter Liabotis, Chief Financial Officer	2014	210,055 (3)	0	0	0	0	0	58,755 (1)	268,810 (1)
	2013	171,500 (5)	0	0	0	0	0	98,780 (1)	270,280 (1)
	2012	168,764 (4)	0	0	0	0	0	247,975 (1)	416,739 (1)

Brent Nykoliation, SVP	2014	210,259 (3)						61,825 (1)	272,084 (1)
	2013	190,009 (5)	0	0	0	0	0	125,720 (1)	315,729 (1)
	2012	162,085 (4)	0	0	0	0	0	275,345 (1)	437,430 (1)

Kirk McKinnon, Former CEO and Director*	2014	496,574 (7)	0	0	0	0	0	44,932 (1)	541,506 (1)
	2013	268,360 (5)	0	0	0	0	0	380,118 (1)	648,478 (1)
	2012	248,207 (4)	0	0	0	0	0	739,062 (1)	987,269 (1)

* Mr. McKinnon resigned as Chief Executive Officer and Chairman of the Board of Directors on September 12, 2013.
** Mr. Schler was appointed Chief Executive Officer on September 19, 2013.
*** Mr. Borley was appointed Senior Vice President of Mine Development and a Director on December 1, 2013.

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

(2)	Shares valued at $0.17 per share based on quoted market price issued to these individuals and/or to companies controlled by them.
(3)	Salary and/or consulting fees paid and accrued for the fiscal year ended June 30, 2014.
(4)	Salary and/or consulting fees paid and accrued for the fiscal year ended June 30, 2012.
(5)	Salary and/or consulting fees paid and accrued for the fiscal year ended June 30, 2013.
(6)
The amounts, if any, in the “Stock Awards” column of the “Summary Compensation” table have been calculated based upon the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 and there are no awards subject to performance conditions.

(6)	Includes full severance amount in fiscal 2014, of which $264,922 was due to be paid in fiscal 2015.

Employment Agreements
The Company does not have an employment agreement or consulting agreement with Messrs. Schler, Scherba, Liabotis or Nykoliation. Each receives consulting fees and/or monthly salaries. Mr. Schler was appointed Chief Executive Officer on September 19, 2013. Messrs. Schler and Borley receive approximately USD$17,000 per month. Messrs. Scherba, Liabotis and Nykoliation receive approximately CAD$12,000 per month. Compensation for these individuals varies from month to month depending on various factors.

Outstanding Stock Options and Stock Appreciation Rights Grants
Outstanding stock options granted to Named Executive Officers (“NEO’s”) and Directors as at June 30, 2014 are as follows:

	Option Awards
Name	No. of Securities Underlying Unexercised Options Exercisable (#)	No. of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Richard E. Schler, NEO	600,000 225,000 200,000 1,340,000 675,000 650,000 170,000 200,000 475,000	0	0	0.30 0.20 0.21 0.28 0.29 0.21 0.11 0.15 0.18	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 July 13, 2016 Feb 27, 2018 July 9, 2018 Sept 19, 2018 Jan 10, 2019
Craig Scherba, NEO	350,000 200,000 200,000 400,000 750,000 180,000 500,000	0	0	0.30 0.20 0.21 0.28 0.21 0.11 0.18	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018 July 9, 2018 Jan 10, 2019
Peter Liabotis, NEO	350,000 200,000 200,000 350,000 550,000 150,000 500,000	0	0	0.30 0.20 0.21 0.28 0.21 0.11 0.18	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018 July 9, 2018 Jan 10, 2019
Robin Borley, NEO	125,000 75,000 300,000	0	0	0.28 0.21 0.18	March 7, 2017 Feb 27, 2018 Jan 10, 2019
Brent Nykoliation, NEO	450,000 200,000 200,000 350,000 700,000 175,000 75,000 400,000	0	0	0.30 0.20 0.21 0.28 0.21 0.11 0.15 0.18	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018 July 9, 2018 Sept 19, 2018 Jan 10, 2019
Kirk McKinnon, Former NEO	675,000 575,000 650,000 1,420,000 975,000 800,000 170,000 225,000	0	0	0.30 0.20 0.21 0.28 0.29 0.21 0.11 0.15	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 July 13, 2016 Feb 27, 2018 July 9, 2018 Sept 19, 2018

The Company has no stock appreciation rights.

Outstanding Stock Awards at Year End
The outstanding equity awards as at June 30, 2014 are as follows:
Name	Stock awards
	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Richard E. Schler, NEO	0	0	0	0
Craig Scherba, NEO	0	0	0	0
Peter Liabotis, NEO	0	0	0	0
Robin Borley, NEO	0	0	0	0
Brent Nykoliation, NEO	0	0	0	0
Kirk McKinnon, Former NEO	0	0	0	0

Options Exercises and Stocks Vested
Options exercised and stocks vested as at June 30, 2014 are as follows:
Name	Option awards		Stock awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Investing ($)
Richard E. Schler, NEO	0	0	0	0
Craig Scherba, NEO	0	0	0	0
Peter Liabotis, NEO	0	0	0	0
Robin Borley, NEO	0	0	0	0
Brent Nykoliation, NEO	0	0	0	0
Kirk McKinnon, Former NEO	0	0	0	0

Grants of Plan-Based Awards
Grants of plan-based awards are as follows:
Name	Grant date	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Richard E. Schler, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Craig Scherba, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Peter Liabotis, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Robin Borley, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Brent Nykoliation, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Kirk McKinnon, Former NEO	n/a	0	0	0	0	0	0	0	0	0	0
Reference – Grant Date - n/a = not applicable.

Non Qualified Deferred Compensation
As at June 30, 2014, the Company had no formalized deferred compensation plan.
Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
Richard E. Schler, NEO	0	0	0	0	0
Craig Scherba, NEO	0	0	0	0	0
Peter Liabotis, NEO	0	0	0	0	0
Robin Borley, NEO	0	0	0	0	0
Brent Nykoliation, NEO	0	0	0	0	0
Kirk McKinnon, Former NEO	0	0	0	0	0

Golden Parachute Compensation
As at June 30, 2014, the Company had no arrangements in place relating to the termination of employees.
Name	Cash ($)	Equity ($)	Pension/NQDC ($)	Perquisites/benefits ($)	Tax reimbursement ($)	Other ($)	Total ($)
Richard E. Schler, NEO	0	0	0	0	0	0	0
Craig Scherba, NEO	0	0	0	0	0	0	0
Peter Liabotis, NEO	0	0	0	0	0	0	0
Robin Borley, NEO	0	0	0	0	0	0	0
Brent Nykoliation, NEO	0	0	0	0	0	0	0
Kirk McKinnon, Former NEO	0	0	0	0	0	0	0

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
	Number of Shares	Weighted average exercise price ($)
Outstanding June 30, 2012	23,690,000	0.29
Granted	7,595,000	0.23
Exercised	(700,000)	0.15
Expired	(1,695,000)	0.15
Cancelled	(1,750,000)	0.32
Outstanding, June 30, 2013	27,140,000	0.28
Granted	7,130,000	0.16
Expired	(5,600,000)	0.39
Cancelled	(200,000)	0.26
Outstanding, June 30, 2014	28,470,000	0.23

Additional information regarding options outstanding as at June 30, 2014 is as follows:
	Outstanding			Exercisable
Exercise Price	Number of shares	Weighted average life in years	Weighted average exercise price	Number of shares	Weighted average exercise price
0.30	3,700,000	2.01	0.30	3,700,000	0.30
0.29	1,695,000	2.04	0.29	1,695,000	0.29
0.20	1,800,000	2.32	0.20	1,800,000	0.20
0.21	2,240,000	2.42	0.21	2,240,000	0.21
0.28	5,850,000	2.69	0.28	5,850,000	0.28
0.23	180,000	2.90	0.23	180,000	0.23
0.21	5,875,000	3.67	0.21	5,875,000	0.21
0.11	1,255,000	4.03	0.11	1,255,000	0.11
0.15	750,000	4.22	0.15	750,000	0.15
0.13	250,000	4.28	0.13	250,000	0.13
0.18	4,625,000	4.53	0.18	4,625,000	0.18
0.18	250,000	4.61	0.18	250,000	0.18

The following are changes in the number of stock options outstanding subsequent to the Company’s June 30, 2014 year end, and as of the date of this report:
•	On July 1, 2014, 200,000 stock options were cancelled.
•	On July 3, 2014, 4,800,000 stock options were issued at an exercise price of $0.15 for a term of 5 years.
As a result of these transactions, 33,070,000 stock options were outstanding as of the date of this report.

Compensation of Directors
Directors who provide services to the Company in other capacities has been previously reported under “Summary Compensation”. The following table summarizes compensation paid to or earned by our directors who are not Named Executive Officers for their service as directors of our company during the fiscal year ended June 30, 2014.
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Comp-ensation ($)	Total (1) ($)
John Sanderson, Director	0	0	44,548 (1)	0	0	0	44,548 (1)
Quentin Yarie, Director	154,296	0	53,810 (1)	0	0	0	208,106 (1)
V. Peter Harder, Director	0	0	52,243 (1)	0	0	0	52,243 (1)
Johann de Bruin, Director	0	0	11,175 (1)	0	0	0	11,175 (1)
Albert A. Thiess, Jr, Director	0	0	13,518 (1)	0	0	0	13,518 (1)
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

Pension Benefits
As of June 30, 2014, the Company had no pension or retirement plans.
Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
Richard E. Schler, NEO	not applicable	0	0	0
Craig Scherba, NEO	not applicable	0	0	0
Peter Liabotis, NEO	not applicable	0	0	0
Robin Borley, NEO	not applicable	0	0	0
Brent Nykoliation, NEO	not applicable	0	0	0
Kirk McKinnon, Former NEO	not applicable	0	0	0

Equity Compensation Plan Information
The following table sets forth information as of June 30, 2014 for all compensation plans not directly approved by the Company's security holders but issued pursuant to the shareholder approved Amended and Restated Stock Option Plan. Options reported below were issued under the Company's Plan.

Option Awards as of June 30, 2014
Name	No. of Shares of Common Stock Underlying Unexercised Common Stock Purchase Options Exercisable (#)	Date of Grant	Additional Consideration to be Received Upon Exercise or Material Conditions required to Exercise	Option Exercise Price ($)	Value Realized if Exercised ($) *	Option Expiration Date
Richard Schler, NEO	600,000 225,000 200,000 1,340,000 675,000 650,000 170,000 200,000 475,000	July 1, 2011 Oct 24, 2011 Dec 1, 2011 March 7, 2012 July 13, 2012 Feb 27, 2013 July 9, 2013 Sept 19, 2013 Jan 10, 2014	None. None. None. None. None. None. None. None. None.	0.30 0.20 0.21 0.28 0.29 0.21 0.11 0.15 0.18	0 0 0 0 0 0 3,400 0 0	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 July 13, 2017 Feb 27, 2018 July 9, 2018 Sept 19, 2018 Jan 10, 2019
Craig Scherba, NEO	350,000 200,000 200,000 400,000 750,000 180,000 500,000	July 1, 2011 Oct 24, 2011 Dec 1, 2011 March 7, 2012 Feb 27, 2013 July 9, 2013 Jan 10, 2014	None. None. None. None. None. None. None.	0.30 0.20 0.21 0.28 0.21 0.11 0.18	0 0 0 0 0 3,600 0	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018 July 9, 2018 Jan 10, 2019
Peter Liabotis, NEO	350,000 200,000 200,000 350,000 550,000 150,000 500,000	July 1, 2011 Oct 24, 2011 Dec 1, 2011 March 7, 2012 Feb 27, 2013 July 9, 2013 Jan 10, 2014	None. None. None. None. None. None. None.	0.30 0.20 0.21 0.28 0.21 0.11 0.18	0 0 0 0 0 3,000 0	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018 July 9, 2018 Jan 10, 2019
Robin Borley, NEO	125,000 75,000 300,000	March 7, 2012 Feb 27, 2013 Jan 10, 2014	None. None. None.	0.28 0.21 0.18	0 0 0	March 7, 2017 Feb 27, 2018 Jan 10, 2019
Brent Nykoliation, NEO	450,000 200,000 200,000 350,000 700,000 175,000 75,000 400,000	July 1, 2011 Oct 24, 2011 Dec 1, 2011 March 7, 2012 Feb 27, 2013 July 9, 2013 Sept 19, 2013 Jan 10, 2014	None. None. None. None. None. None. None. None.	0.30 0.20 0.21 0.28 0.21 0.11 0.15 0.18	0 0 0 0 0 3,500 0 0	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018 July 9, 2018 Sept 19, 2018 Jan 10, 2019
Quentin Yarie, Director	300,000 50,000 150,000 300,000 300,000 100,000 50,000 425,000	July 1, 2011 Oct 24, 2011 Dec 1, 2011 March 7, 2012 Feb 27, 2013 July 9, 2013 Sept 19, 2013 Jan 10, 2014	None. None. None. None. None. None. None. None.	0.30 0.20 0.21 0.28 0.21 0.11 0.15 0.18	0 0 0 0 0 2,000 0 0	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018 July 9, 2018 Sept 19, 2018 Jan 10, 2019
V. Peter Harder, Director	225,000 25,000 75,000 100,000 275,000 25,000 250,000 250,000	July 1, 2011 Oct 24, 2011 Dec 1, 2011 March 7, 2012 Feb 27, 2013 July 9, 2013 Oct 9, 2013 Jan 10, 2014	None. None. None. None. None. None. None. None.	0.30 0.20 0.21 0.28 0.21 0.11 0.13 0.18	0 0 0 0 0 500 0 0	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018 July 9, 2018 Oct 9, 2018 Jan 10, 2019
John Sanderson, Director	125,000 50,000 50,000 100,000 100,000 25,000 50,000 400,000	July 1, 2011 Oct 24, 2011 Dec 1, 2011 March 7, 2012 Feb 27, 2013 July 9, 2013 Sept 19, 2013 Jan 10, 2014	None. None. None. None. None. None. None. None.	0.30 0.20 0.21 0.28 0.21 0.11 0.15 0.18	0 0 0 0 0 500 0 0	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018 July 9, 2018 Sept 19, 2018 Jan 10, 2019
Johann de Bruin, Director	200,000 100,000 125,000	March 7, 2012 Feb 27, 2013 Jan 10, 2014	None. None. None.	0.28 0.21 0.18	0 0 0	March 7, 2017 Feb 27, 2018 Jan 10, 2019
Albert A. Thiess, Jr., Director	180,000 100,000 25,000 125,000	May 23, 2012 Feb 27, 2013 July 9, 2013 Jan 10, 2014	None. None. None. None.	0.23 0.21 0.11 0.18	0 0 500 0	May 23, 2017 Feb 27, 2018 July 9, 2018 Jan 10, 2019
Kirk McKinnon, Former NEO	675,000 575,000 650,000 1,420,000 975,000 800,000 170,000 225,000	July 1, 2011 Oct 24, 2011 Dec 1, 2011 March 7, 2012 July 13, 2012 Feb 27, 2013 July 9, 2013 Sept 19, 2013	None. None. None. None. None. None. None. None.	0.30 0.20 0.21 0.28 0.29 0.21 0.11 0.15	0 0 0 0 0 0 3,400 0	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 July 13, 2017 Feb 27, 2018 July 9, 2018 Sept 19, 2018

*Based on a closing price of $0.13 on June 30, 2014 and presuming all options are exercised.

	Option Awards as of June 30, 2014
Name	No. of Shares of Common Stock Underlying Unexercised Common Stock Purchase Options Exercisable (#)	Date of Grant	Additional Consideration to be Received Upon Exercise or Material Conditions required to Exercise	Option Exercise Price ($)	Option Expiration Date
Current Named Executive Officers, as a group on June 30, 2014 (5 persons): Richard Schler**; Craig Scherba, Peter Liabotis, Robin Borley, Brent Nykoliation.	1,750,000 825,000 800,000 2,565,000 675,000 2,725,000 65,000 275,000 2,175,000	July 1, 2011 Oct 24, 2011 Dec 1, 2011 March 7, 2012 July 13, 2012 Feb 27, 2013 July 9, 2013 Sept 19, 2013 Jan 10, 2014	None. None. None. None. None. None. None. None. None.	0.30 0.20 0.21 0.28 0.29 0.21 0.11 0.15 0.18	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 July 13, 2017 Feb 27, 2018 July 9, 2018 Sept 19, 2018 Jan 10, 2019
Total NEO’s on June 30, 2014, as a group (5 persons)			12,465,000
All current Directors who are not NEO’s or executive officers as a group on June 30, 2014 (5 persons) - V. Peter Harder, John Sanderson, Johann de Bruin, Albert A. Thiess, Jr., Quentin Yarie.	650,000 125,000 275,000 700,000 180,000 875,000 175,000 100,000 250,000 1,325,000	July 1, 2011 Oct 24, 2011 Dec 1, 2011 March 7, 2012 May 23, 2012 Feb 27, 2013 July 9, 2013 Sept 19, 2013 Oct 9, 2013 Jan 10, 2014	None. None. None. None. None. None. None. None. None. None.	0.30 0.20 0.21 0.28 0.23 0.21 0.11 0.15 0.13 0.18	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 May 23, 2017 Feb 27, 2018 July 9, 2018 Sept 19, 2018 Oct 9, 2018 Jan 10, 2019
Total all current Directors who are not NEO’s or executive officers as a group on June 30, 2014 (5 persons)			4,655,000
All Directors (8 persons) - V. Peter Harder, John Sanderson, Richard Schler, Craig Scherba, Robin Borley, Johann de Bruin, Albert A. Thiess, Jr., Quentin Yarie.	1,600,000 550,000 675,000 2,565,000 675,000 180,000 2,350,000 525,000 300,000 250,000 2,600,000	July 1, 2011 Oct 24, 2011 Dec 1, 2011 March 7, 2012 July 13, 2012 May 23, 2012 Feb 27, 2013 July 9, 2013 Sept 19, 2013 Oct 9, 2013 Jan 10, 2014	None. None. None. None. None. None. None. None. None. None. None.	0.30 0.20 0.21 0.28 0.29 0.23 0.21 0.11 0.15 0.13 0.18	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 July 13, 2017 May 23, 2017 Feb 27, 2018 July 9, 2018 Sept 19, 2018 Oct 9, 2018 Jan 10, 2019
Total All nominees for Directors on June 30, 2014 (8 persons)			12,270,000
All employees (excluding all Named Executive Officers as they also serve as executive officers and/or directors), plus Kirk McKinnon, Former NEO as a group.	900,000 640,000 685,000 1,810,000 975,000 1,275,000 230,000 300,000 550,000	July 1, 2011 Oct 24, 2011 Dec 1, 2011 March 7, 2012 July 13, 2012 Feb 27, 2013 July 9, 2013 Sept 19, 2013 Jan 10, 2014	None. None. None. None. None. None. None. None. None.	0.30 0.20 0.21 0.28 0.29 0.21 0.11 0.15 0.18	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 July 13, 2017 Feb 27, 2018 July 9, 2018 Sept 19, 2018 Jan 10, 2019
Total employees (excluding all NEO’s as they serve as executive officers) as a group on June 30, 2014			7,365,000
Outstanding Options - all parties	3,700,000 1,800,000 2,240,000 5,850,000 1,695,000 180,000 5,875,000 1,255,000 750,000 250,000 4,625,000 250,000	July 1, 2011 Oct 24, 2011 Dec 1, 2011 March 7, 2012 July 13, 2012 May 23, 2012 Feb 27, 2013 July 9, 2013 Sept 19, 2013 Oct 9, 2013 Jan 10, 2014 Feb 6, 2014	None. None. None. None. None. None. None. None. None. None. None. None.	0.30 0.20 0.21 0.28 0.29 0.23 0.21 0.11 0.15 0.13 0.18 0.18	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 July 13, 2017 May 23, 2017 Feb 27, 2018 July 9, 2018 Sept 19, 2018 Oct 9, 2018 Jan 10, 2019 Feb 6, 2019
Total Options as of June 30, 2014 (all parties)			33,070,000

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

•	All of the stock options in the above noted table are convertible into common stock.
•	The exercise price of all of the stock options noted above were based on the closing price the date before the granting of the stock option.
•	There are no cashless or other provisions aside from the right for the holder of the stock option to exercise.
•	All NEO’s provide the Company services on an ongoing basis.
•	Messrs Harder, Sanderson, de Bruin, Yarie and Thiess provide director services on an ongoing basis.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFITICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding beneficial ownership of our common shares as of September 19, 2014, by: (i) each person who is known by the Company to own beneficially more than 5% of our common shares; (ii) each director of the Company; (iii) each of the Named Executive Officers; and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. The Company believes that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. The “Number of Common Shares Beneficially Owned” in calculated based on total shares held plus warrants held (plus stock options entitled to exercise). The aggregate of these items, which totals 343,701,331, will be used as the denominator for the percentage calculation below.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares Beneficially Owned(1)
V. Peter Harder, Chairman of the Board, Director 5538 Pattapiece Crescent Manotick, Ontario, Canada (2) (13) (14)	1,825,000	0.5%
John Sanderson, Vice-Chairman of the Board & Director 1721 – 27th Street West Vancouver, BC, Canada (3) (13) (14)	1,350,000	0.4%
Richard Schler, Chief Executive Officer & Director 80 Greybeaver Trail Toronto, Ontario, Canada (4) (14)**	10,395,000	3.0%
Craig Scherba, President, COO & Director 1480 Willowdown Road, Oakville, Ontario, Canada (5) (13) (14)	3,730,000	1.1%
Robin Borley, SVP Mine Development & Director Waterfall Country Estate, Gauteng, South Africa (6) (14)	300,000	0.1%
Peter Liabotis, Chief Financial Officer & SVP 2261 Rockingham Drive, Oakville, Ontario, Canada (7) (14)	3,581,000	1.0%
Quentin Yarie, Director 196 McAllister Road North York, Ontario (8) (14)	3,000,000	0.9%
Johann de Bruin, Director 1283 Dunwoodie Ave Pretoria, South Africa (9) (14)	425,000	0.1%
Albert A. Thiess, Jr., Director 8 Lawson’s Pond Court Bluffton, SC, USA (10) (13) (14)	530,000	0.2%
Brent Nykoliation, SVP 161 Fallingbrook Road Toronto, Ontario, Canada (11) (14)	4,525,000	1.3%
Kirk McKinnon, Former Chairman, CEO & Director 46 Ferndale Crescent Brampton, Ontario, Canada (12) (14)*	10,727,000	3.1%
All directors and executive officers as a group (11 persons)	40,388,000	11.7%

*     Mr. McKinnon resigned as Chief Executive Officer and Chairman of the Board of Directors on September 12, 2013.
** Mr. Schler was appointed Chief Executive Officer on September 19, 2013.

Sources – www.sedi.ca, U.S. regulatory filings, internal schedules and the Company’s registered shareholder list.

(1) Denominator used for calculation is 343,701,332. Based on total issued and outstanding common shares of 269,198,956 plus warrants outstanding of 41,438,376 plus common stock purchase options outstanding of 33,070,000 as of September 19, 2014.
(2) Total includes 350,000 common shares and 1,475,000 common stock purchase options exercisable between $0.11 and $0.30 per share with expiry dates between July 1, 2016 and July 3, 2019.
(3) Total includes 250,000 common shares and 1,100,000 common stock purchase options exercisable between $0.11 and $0.30 per share with expiry dates between July 1, 2016 and July 3, 2019.
(4) Total include items held by “Sarmat Resources Inc.”, a related company, plus certain family members holdings. Includes 4,460,000 common shares, 300,000 common share purchase warrants and 5,635,000 common stock purchase options exercisable between $0.11 and $0.30 per share with expiry dates between July 1, 2016 and July 3, 2019.
(5) Total includes 600,000 common shares, 300,000 common share purchase warrants and 2,830,000 common stock purchase options exercisable between $0.11 and $0.30 per share with expiry dates between July 1, 2016 and July 3, 2019.
(6) Total includes 300,000 common stock purchase options exercisable between $0.21 and $0.28 per share with expiry dates between March 7, 2017 and January 10, 2019.
(7) Total includes 731,000 common shares, 300,000 common share purchase warrants and 2,550,000 common stock purchase options exercisable between $0.11 and $0.30 per share with expiry dates between July 1, 2016 and July 3, 2019.
(8) Total includes 825,000 common shares, 250,000 common share purchase warrants and 1,925,000 common stock purchase options exercisable between $0.11 and $0.30 per share with expiry dates between July 1, 2016 and July 3, 2019.
(9) Total includes 425,000 common stock purchase options exercisable between $0.21 and $0.28 per share with expiry dates between March 7, 2017 and January 10, 2019.
(10) Total includes 100,000 common shares and 430,000 common stock purchase options exercisable between $0.11 and $0.23 per share with expiry dates between May 23, 2017 and January 10, 2019.
(11) Total includes 1,275,000 common shares, 300,000 common share purchase warrants and 2,950,000 common stock purchase options exercisable between $0.11 and $0.395 per share with expiry dates between July 1, 2016 and July 3, 2019.
(12) Total include items held by “Badger Resources Inc.”, a related company plus certain family members holdings. Includes 4,087,000 common shares and 6,640,000 common stock purchase options exercisable between $0.11 and $0.30 per share with expiry dates between July 1, 2016 and July 3, 2019.
(13) Members of the Audit Committee.
(14) Parties whose shareholdings are a part of the total of “All directors and executive officers as a group (11 persons)”.

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

Parties are related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making operating and financial decisions. Parties are also related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. Related party transactions that are in the normal course of business and have commercial substance are measured at the exchange amount. The following directors were independent under the independence standards of both the Toronto Stock Exchange and the NYSE Amex during the past fiscal year: Albert A. Thiess, Jr., V. Peter Harder and John Sanderson.

Given the size of the Company, the only formal committee in place is an audit committee. The following independent directors serve on the audit committee: Albert A. Thiess, Jr. (Chair), V. Peter Harder and John Sanderson.

The following are the related party transactions of our Company for the year ended June 30, 2014:

a)
The Company incurred a total of $112,200 (June 30, 2013: $119,495) in office administration and rent expense from a public company related by common management, Red Pine Exploration Inc (TSX.V: "RPX"). (Source: www.sedi.ca as of September 4, 2014).

Name	Title at Energizer	Title at Red Pine	Shares Held in RPX	% Ownership of RPX
Richard Schler**	Director, CEO	Director, CEO	7,291,000	2.9%
Craig Scherba	Director, President & COO	SVP - Chief Geologist	1,590,000	0.6%
Peter Liabotis	CFO	CFO	2,270,000	0.9%
Brent Nykoliation	Senior VP	Director	1,870,952	0.8%
Kirk McKinnon*	Former Director, CEO & Chairman	Former Director, CEO & Chairman	7,587,500	3.0%
Total			20,609,452	8.2%

* Mr. McKinnon resigned as Chief Executive Officer and Chairman of the Board of Directors on September 12, 2013.
** Mr. Schler was appointed Chief Executive Officer on September 19, 2013.

b)
5,370,000 (June 30, 2013: 5,975,000) stock options were issued to related parties during the period with exercise prices between $0.11 and $0.18 (June 30, 2013: between $0.21 and $0.29). These stock options were valued at $513,364 (June 30, 2013: $1,178,813) using the Black-Scholes pricing model and were issued to directors and officers of the Company and included in stock-based compensation.

Date of Grant	09-Jul-13	19-Sep-13	09-Oct-13	10-Jan-14
Expiry Date	09-Jul-18	19-Sep-18	09-Oct-18	10-Jan-19
Exercise Price	$0.110	$0.150	$0.130	$0.180	TOTAL
Peter Harder	25,000	-	250,000	250,000	525,000
John Sanderson	25,000	50,000	-	400,000	475,000
Richard Schler	170,000	200,000	-	475,000	845,000
Craig Scherba	180,000	-	-	500,000	680,000
Peter Liabotis	150,000	-	-	500,000	650,000
Robin Borley	-	-	-	300,000	300,000
Brent Nykoliation	175,000	75,000	-	400,000	650,000
Quentin Yarie	100,000	50,000	-	425,000	575,000
Albert Thiess	25,000	-	-	125,000	150,000
Johann de Bruin	-	-	-	125,000	125,000
Kirk McKinnon	170,000	225,000	-		395,000
Total	1,020,000	600,000	250,000	3,500,000	5,370,000

c)
The Company incurred $1,190,585 (June 30, 2013: $995,877) in mineral exploration, administrative, management and consulting fees to directors and officers and paid or accrued directly to directors and officers or companies under their control.

d)
The Company incurred $1,533,953 (June 30, 2013: $928,982) in charges from a mining and engineering firm for which one of the Company's directors serves as a senior officer and a director which was included in mineral exploration expense.

e)
During the year ended June 30, 2014 the Company entered into an agreement to option a 75% interest in the Sagar Property to Honey Badger Exploration Inc. (TSX-V: "TUF"), a public company related by common management (see Note 7).

The following are the related party balances for the year ended June 30, 2014:
a)
Related party balances of $54,764 (June 30, 2013: $42,908) were included in accounts receivable and prepaid expenses and $33,019 (June 30, 2013: $Nil) included in accounts payable and accrued liabilities.

b)
The Company advanced a short-term loan to RPX totaling $26,216 (June 30, 2013: $136,999). This loan is interest bearing at a rate of 3%. CAD$300,000 was originally loaned during January 2012 and represents the highest outstanding balance. CAD$285,000 has been paid back up to June 30, 2013, all against the loan's principal balance. Accrued interest totaled CAD$11,216 as at June 30, 2014. During May 2014, the Company advanced a short-term loan to MacDonald Mines Exploration Ltd. (TSX-V: "BMK") totaling CAD$50,000 (June 30, 2013: $Nil). This loan is interest bearing at a rate of 5% and no amounts have been paid back up to June 30, 2014. Accrued interest due totaled CAD$285 as at June 30, 2014. The Company has advanced a short-term loan to TUF totaling CAD$25,000 (June 30, 2013: $Nil). This loan is interest bearing at a rate of 5% and no amounts have been paid back up to June 30, 2014. Accrued interest due totaled CAD$142 as at June 30, 2014. All of the above noted loans are expected to be paid back in full within the next 12 months and totaled $94,512.

c)
Of the $1,533,007 (June 30, 2013: $928,982) in charges from a mining and engineering firm for which one of the Company's directors serves as a senior officer and director, $633,418 (June 30, 2013: $6,867) is included in accounts payable and accrued liabilities.

d)	$264,922 (June 30, 2013: $Nil) is included within accounts payable and accrued liabilities as a committed amount due to the former Chief Executive Officer of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Year ended June 30, 2014 and June 30, 2013
Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-K; and our quarterly reports on Form 10-Q during the fiscal year ending June 30, 2014 was CAD$69,960 (June 30, 2013: CAD$68,160).

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended June 30, 2013 were CAD$7,500 (June 30, 2013: CAD$5,000).

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended June 30, 2014 was $Nil (June 30, 2013: $Nil).

Auditor Independence and Auditor’s Time on Task
Our Board of Directors considers that the work done for us in the year ended June 30, 2014 by our company’s auditors, MNP LLP (the surviving firm of our auditors, formerly MSCM LLP Chartered Accountants) is compatible with maintaining MNP LLP. All of the work expended by MNP LLP on our June 30, 2014 audit was attributed to work performed MNP LLP’s full-time, permanent employees.

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
10.3
Letter agreement effective May 12, 2006 between Yukon Resources Corp. and Virginia Mines Inc. (Incorporated by reference to Exhibit 99.1 to the registrant's current report on Form 8-K filed as with the SEC on May 9, 2006)

10.4
Joint Venture Agreement dated August 22, 2007 between Uranium Star Corp. & Madagascar Minerals and Resources Sarl (Incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K as filed with SEC on September 11, 2007)

10.5
Share Purchase Agreement between Madagascar Minerals and Resources Sarl and THB Venture Limited (a subsidiary of Energizer Resources Inc.) dated July 9, 2009 (Incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-K/A as filed on April 8, 2013)

10.6
Joint Venture Agreement between Malagasy Minerals Limited and Energizer Resources Inc. dated December 14, 2011 (Incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-K/A as filed on April 8, 2013).

10.7
Agreement to Purchase Interest In Claims between Honey Badger Exploration Inc. and Energizer Resources Inc. dated February 28, 2014.(Incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q as filed on May 14, 2014).

10.8
Sale and Purchase Agreement between Malagasy Minerals Limited and Energizer Resources Inc. dated April 16, 2014 (Incorporated by reference to Exhibit 10.8 to the registrant’s Form 10-Q as filed on May 14, 2014).

10.9
ERG Project Minerals Rights Agreement between Malagasy Minerals Limited and Energizer Resources Inc. dated April 16, 2014 (Incorporated by reference to Exhibit 10.9 to the registrant’s Form 10-Q as filed on May 14, 2014).

10.10
 Green Giant Project Joint Venture Agreement between Malagasy Minerals Limited and Energizer Resources Inc. dated April 16, 2014 (Incorporated by reference to Exhibit 10.9 to the registrant’s Form 10-Q as filed on May 14, 2014).

21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the registrant’s annual report on Form 10-K filed with the SEC on September 21, 2009)
23.1	Consent of Independent Registered Public Accounting Firm (filed herein)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herein)
31.2	Certification of Principal Financial & Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herein)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herein)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herein)
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

ENERGIZER RESOURCES INC.

Dated: September 25, 2014

By:	/s/ Richard E. Schler
Name: Richard E. Schler
Title: Chief Executive Officer and Director

Dated: September 25, 2014

By:	/s/ Peter Liabotis
Name: Peter Liabotis, CPA, CA
Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard E. Schler	Chief Executive Officer, Director	September 25, 2014
Richard Schler

/s/ Craig Scherba	President & Chief Operating Officer, Director	September 25, 2014
Richard Schler

/s/ V. Peter Harder	Chairman of the Board, Director	September 25, 2014
V. Peter Harder

/s/ John Sanderson	Vice-Chairman, Director	September 25, 2014
John Sanderson

/s/ Robin Borley	SVP, Mine Development, Director	September 25, 2014
Robin Borley

/s/ Quentin Yarie	Director	September 25, 2014
Quentin Yarie

/s/ Johann de Bruin	Director	September 25, 2014
Johann de Bruin

/s/ Albert A. Thiess, Jr.	Director	September 25, 2014
Albert A. Thiess, Jr.

/s/ Peter Liabotis	Chief Financial Officer (Principal Accounting Officer)	September 25, 2014
Peter Liabotis

ENERGIZER RESOURCES INC.
(An Exploration Stage Company)

Consolidated Financial Statements

For the years ended June 30, 2014 and 2013

(Expressed in US Dollars)

Report of Independent Registered Public Accounting Firm

To the Board or Directors and Shareholders of Energizer Resources Inc.

We have audited the accompanying consolidated balance sheets of Energizer Resources Inc. as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended. Energizer Resources Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energizer Resources Inc. as of June 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Chartered Professional Accountants
Licensed Public Accountants

Toronto, Canada
September 25, 2014

Energizer Resources Inc.
Consolidated Balance Sheets
(Expressed in US Dollars)

	June 30, 2014	June 30, 2013

Assets
Current Assets:
Cash and cash equivalents	$1,250,383	$825,100
Amounts receivable and prepaid expenses (note 4)	430,596	209,520
Loan to related parties (note 4)	94,512	136,999
Marketable securities (note 5)	70,277	10,000

Total current assets	1,845,768	1,181,619
Equipment (note 6)	126,385	38,817

Total assets	$1,972,153	$1,220,436

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities:
Accounts payable and accrued liabilities (note 4)	$1,816,623	$803,130
Deferred premium on flow-through shares (note 8)	37,145	-
Warrant liability (note 11)	1,830,151	-

Total liabilities	3,683,919	803,130

Stockholders' Equity
Common stock, 450,000,000 shares authorized, $0.001 par value,
268,627,603 issued and outstanding (June 30, 2013 -
175,604,320) (note 9)	268,627	175,604
Additional paid-in capital	84,265,060	75,378,192
Accumulated comprehensive loss	8,771	(62,849)
Accumulated deficit	(86,254,224)	(75,073,641)

Total stockholders' equity	(1,711,766)	417,306

Total liabilities and stockholders' equity	$1,972,153	$1,220,436

The accompanying notes are an integral part of these consolidated financial statements.

Going concern (note 1)

Mineral Properties (note 7)

Commitments (note 14)

Subsequent Events (note 16)

Energizer Resources Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)

	Year Ended	Year Ended
	June 30, 2014	June 30, 2013

Revenues	$-	$-

Expenses
Mineral exploration expense (note 4, 7 and 15)	7,343,541	3,720,735
Stock-based compensation (notes 4, 9 and 10)	681,419	1,470,678
General and administrative (note 4)	1,357,682	1,348,641
Professional and consulting fees (note 4)	1,765,769	1,663,965
Depreciation (note 6)	44,446	21,616
Foreign currency translation loss / (gain)	60,076	(93,395)

Total expenses	11,252,933	8,132,240

Net loss from operations	(11,252,933)	(8,132,240)

Other Income
Investment income	96,092	307,992
Sale of flow-through tax benefits	63,393	-
Impairment of marketable securities (note 5)	(63,849)	-
Change in fair value of warrant liability (note 11)	(23,286)	-

Net Loss	(11,180,583)	(7,824,248)
Unrealized gain/(loss) from investments in marketable securities	7,771	(10,513)
Recognition of other than temporary loss (note 5)	63,849	-

Comprehensive loss	$(11,108,963)	$(7,834,761)

Loss per share - basic and diluted (note 13)	$(0.05)	$(0.05)

Weighted average shares outstanding - basic and diluted (note 13)	225,907,700	164,458,880

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Year Ended June 30, 2014	Year Ended June 30, 2013

Operating Activities
Net loss	$(11,180,583)	$(7,824,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	44,446	21,616
Gain on sale of marketable securities	(4,545)	-
Change in fair value of warrant liability	23,286	-
Non-cash amounts within mineral properties expense	1,110,101	-
Stock-based compensation	681,419	1,470,678
Impairment of marketable securities	63,849	-
Sale of flow-through tax benefits	(63,393)	-
Change in operating assets and liabilities:
Amounts receivable and prepaid expenses	(221,076)	228,356
Accounts payable and accrued liabilities	1,013,493	(843,556)
Non-cash portion of marketable securities	-	29

Net cash used in operating activities	(8,533,003)	(6,947,125)

Financing Activities
Proceeds from issuance of common stock, net of costs	9,559,926	4,076,133
Exercise of warrants and stock options	-	105,000

Net cash provided by financing activities	9,559,926	4,181,133

Investing Activities
Mineral property acquisition costs	(463,774)	-
Purchase of property and equipment	(132,014)	(9,809)
Loan to related party	42,487	121,417
Purchases of marketable securities, net of sales	(103,763)	-
Proceeds on sale of marketable securities	55,424	-

Net cash (used in) provided by investing activities	(601,640)	111,608

Increase (decrease) in cash and cash equivalents	425,283	(2,654,384)
Cash and cash equivalents - beginning of year	825,100	3,479,484

Cash and cash equivalents - end of year	$1,250,383	$825,100

Non-cash investing and financing activities:
Issuance of common stock for mineral properties	$645,950	$-

Supplemental Disclosures:
Interest received	$8,327	$-
Taxes received	$-	$9,441

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc.
Consolidated Statement of Stockholders' Equity
(Expressed in US Dollars)

			Additional	Accumulated
			Paid-In	Comprehensive	Accumulated
	Shares #	Amount $	Capital $	Income (loss) $	Deficit $	Total $

Balance - June 30, 2012	156,747,178	156,747	69,745,238	(52,336)	(67,249,393)	2,600,256

Private placement common shares subscribed	18,157,142	18,157	4,321,378	-	-	4,339,535
Cost of issue	-	-	(263,402)	-	-	(263,402)
Exercise of stock options	700,000	700	104,300	-	-	105,000
Stock-based compensation	-	-	1,470,678	-	-	1,470,678
Accumulated comprehensive loss	-	-	-	(10,513)	-	(10,513)
Net loss for the year	-	-	-	-	(7,824,248)	(7,824,248)

Balance - June 30, 2013	175,604,320	175,604	75,378,192	(62,849)	(75,073,641)	417,306

Private placement common shares subscribed	90,523,283	90,523	10,337,961	-	-	10,428,484
Cost of issue	-	-	(868,558)	-	-	(868,558
Fair value of warrant liability	-	-	(1,806,866)	-	-	(1,806,866
Issuance of common stock and warrants for mineral property	2,500,000	2,500	643,450	-	-	645,950
Stock-based compensation	-	-	681,419	-	-	681,419
Deferred flow-through premium	-	-	(100,538)	-	-	(100,538)
Other than temporary loss on marketable securities	-	-	-	63,849	-	63,849
Accumulated comprehensive loss	-	-	-	7,771	-	7,771
Net loss for the year	-	-	-	-	(11,180,583)	(11,180,583)

Balance - June 30, 2014	268,627,603	268,627	84,265,060	8,771	(86,254,224)	(1,711,766)

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
(Expressed in US Dollars)

1. Nature of Operations and Going Concern

Energizer Resources Inc. (the "Company") was incorporated in the State of Nevada, United States of America on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008. The Company's fiscal year end is June 30. The Company's principal business is the acquisition and exploration of mineral resources. During fiscal 2008, the Company incorporated Energizer Resources (Mauritius) Ltd., a Mauritius subsidiary and Energizer Resources Madagascar Sarl, a Madagascar subsidiary. During fiscal 2009, the Company incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl, a Madagascar subsidiary, which holds the Green Giant Property in Madagascar (see note 7). During fiscal 2012, the Company incorporated Madagascar-ERG Joint Venture (Mauritius) Ltd., a Mauritius subsidiary and ERG (Madagascar) Sarl, a Madagascar subsidiary. ERG (Madagascar) Sarl is 100% owned by Madagascar-ERG Joint Venture (Mauritius) Ltd. which is now owned 100% by Energizer Resources (Mauritius) Ltd. ERG (Madagascar) Sarl holds the Malagasy Joint Venture Ground (see note 7). During fiscal 2014, the Company incorporated 2391938 Ontario Inc. an Ontario, Canada subsidiary. In addition, the Company owns a 25% interest in Ampanihy Exploration Ltd, a Mauritius company who holds a 100% interest in Ampex Sarl, a Madagascar company. Ampex Sarl holds the non-industrial mineral rights on certain Green Giant permits (see note 7). The Company has not yet fully determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to generate revenue from mining operations or pay dividends and is unlikely to do so in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing to continue operations, the Company's ability to attract joint venture partners and off-take contracts and the attainment of profitable operations. As of June 30, 2014, the Company has accumulated losses of $86,254,224. As such, there is substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

Principals of Consolidation and Basis of Presentation
These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and are expressed in United States dollars. These consolidated financial statements include the accounts of Energizer Resources Inc. and its wholly-owned subsidiaries, Energizer Resources (Mauritius) Ltd., THB Ventures Ltd., Energizer Resources Madagascar Sarl, Energizer Resources Minerals Sarl, Madagascar-ERG Joint Venture (Mauritius) Ltd, ERG (Madagascar) Sarl and 2391938 Ontario Inc. These consolidated financial statements also include our proportionate share interest of 25% in Ampanihy Exploration Ltd and Ampex Sarl. All inter-company balances and transactions have been eliminated on consolidation.

Use of Estimates
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, management evaluates its judgments and estimates in relation to assets, liabilities, revenue and expenses. Management uses past experience and other factors as the basis for its judgments and estimates. Actual results may differ from those estimates. The impacts of estimates are pervasive throughout these consolidated financial statements, and may require accounting adjustments based on future occurrences. Revisions to accounting estimates are recognized in the period in which the estimate is revised and the revision affects current and future periods. Areas where significant estimates and assumptions are used include: the Binomial valuation of the warrant liability, the Black-Scholes valuation of warrants and stock options issued, the valuation recorded for future income taxes and the assumption that the Company will receive title to the properties after the Madagascar political situation stabilizes.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
(Expressed in US Dollars)

2. Significant Accounting Policies - continued

Cash and Cash Equivalents
Cash and cash equivalents include money market investments that are readily convertible to known amounts of cash and have an original maturity of less than or equal to 90 days.

Marketable Securities
The Company classifies and accounts for debt and equity securities in accordance with ASC Topic - 320, "Accounting for Certain Investments in Debt and Equity Securities". The Company has classified all of its marketable securities as available-for-sale, thus securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, are included as a separate component of stockholders’ equity, titled accumulated comprehensive loss. When an unrealized loss is classified as being other than temporary, it is expensed within the statement of operations and comprehensive loss.

Equipment
Equipment is recorded at cost, less accumulated depreciation, and consists of exploration equipment. Depreciation is computed on a straight-line basis over 3 years, which coincides with its estimated useful life..

Mineral Property Costs
Mineral property acquisition and exploration costs are expensed as incurred. The Company has not yet realized any revenues from its mineral operations. When it has been determined that a mineral property can be economically developed as a result of establishing probable and proven reserves, the costs then incurred to develop such property will be capitalized. Such costs will be amortized using the units of production method over the estimated life of the probable reserve. If properties are abandoned or the carrying value is determined to be in excess of possible future recoverable amounts the Company will write off the appropriate amount.

Warrant Liability
The Company accounts for its derivative instruments not indexed to its stock as either assets or liabilities and carries them at fair value. Derivatives that are not defined as hedges must be adjusted to fair value through earnings. The Company has issued stock purchase warrants with exercise prices denominated in a currency other than its functional currency of U.S. dollars. As a result, these warrants were no longer considered to be solely indexed to the Company's common stock. Therefore, these warrants are classified as liabilities under the caption "warrant liability" and recorded at estimated fair value at each reporting date, computed using the Binomial valuation method. Changes in the liability from period to period are recorded in the statements of operations under the caption "changes in fair value of warrant liability. The Company elected to record the change in fair value of the warrant liability as a component of other income and expense on the statement of operations as it is believed the amounts recorded relate to financing activities and not as a result of our operations.

Comprehensive Income / (Loss)
ASC Topic - 220, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income, its components and accumulated balances. As at June 30, 2014, the Company's only component of other comprehensive income is unrealized losses on marketable securities.

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
June 30, 2014 and 2013
(Expressed in US Dollars)

2. Significant Accounting Policies - continued

Basic and Diluted Net Income / (Loss) Per Share
The Company computes net earnings / (loss) per share in accordance with ASC Topic - 260, "Earnings per Share". ASC Topic - 260 requires presentation of basic and diluted earnings per share ("EPS") on the consolidated statement of operations and comprehensive loss. Basic EPS is computed by dividing net income / (loss) (numerator) by the weighted average number of shares outstanding (denominator) during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year using the treasury stock method and the "if converted" method for convertible instruments. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti-dilutive.

Stock-Based Compensation
The Company has a stock option plan as described in note 10. All stock-based awards granted, including those granted to directors not acting in their capacity as directors, are accounted for using the fair value based method, using more reliable measure of value of services and Black-Scholes pricing model. The fair value of stock options granted is recognized as an expense within the consolidated statements of operations and comprehensive loss and a corresponding increase in additional paid-in capital. Any consideration paid by eligible participants on the exercise of stock options is credited to common stock. The additional paid-in capital amount associated with stock options is transferred to common stock upon exercise.

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

Management does not believe unrecognized tax benefits will significantly change within one year of the balance sheet date. Interest and penalties related to income tax matters are recognized in income tax expense. As of June 30, 2014, there was no accrued interest or penalties related to uncertain tax positions.

Flow-through shares
The Company has financed a portion of its exploration activities through the issuance of flow-through shares. Flow-through shares are a Canadian income tax incentive. Under the terms of the flow-through share agreements, the tax attributes of the related exploration expenditures are renounced by the Company to the benefit of flow-through share subscribers. Proceeds from the issuance of flow-through shares are allocated between the offering of shares and the sale of tax benefits. An allocation is made based on the difference between the quoted price of the existing shares and the amount that the investor paid for the shares. A liability is recognized for this difference. The liability is reduced and a reduction of the premium liability is recorded as other income as eligible expenditures are incurred and when the Company files the appropriate renunciation forms with Canadian tax authorities.

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
June 30, 2014 and 2013
(Expressed in US Dollars)

2. Significant Accounting Policies - continued

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

Government Grants
The Company makes periodic applications for financial assistance under available government incentive programs and tax credits related to the mineral property expenditures. The Company recognizes government assistance on an accrual basis when all requirements to earn the assistance have been completed and receipt is reasonably assured. Government grants are recognized on the balance sheet and accrued as a reduction of mineral exploration expenses. Government grants relating to mineral expenditures are reflected as a reduction to mineral properties expense on the consolidated statement of operations and comprehensive income.

Financial Instruments
The fair value of cash and cash equivalents, amounts receivable, marketable securities, loan to related parties and accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's exploration operations are in Madagascar and Canada, which result in exposure to market risks from changes in foreign currency rates. Financial risk is the risk to the Company's operations that arise from movements in foreign exchange rates and the degree of volatility of these rates.

Fair Value of Financial Instruments Hierarchy
ASC Topic - 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Cash and cash equivalents and marketable securities were in Level 1 within the fair value hierarchy. The three levels are as follows:

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

Comparative Figures
Certain June 30, 2013 figures have been reclassified to conform to the current year's consolidated financial statement presentation.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
(Expressed in US Dollars)

3. Recent Accounting Pronouncements Potentially Affecting The Company

The following are recent FASB accounting pronouncements, which may have an impact on the Company's future consolidated financial statements.

-
"Income Taxes (ASC Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists" ("ASU 2013-11") was issued during July 2013. FASB issued guidance on how to present an unrecognized tax benefit. The guidance is effective for annual periods beginning after December 15, 2014.

-
"Development Stage Entities (ASC Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation" ("ASU 2014-10") was issued during June 2014. FASB issued guidance to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. This guidance is effective for annual periods beginning after December 15, 2014 with early adoption allowed.

-
"Presentation of Financial Statements Going Concern (ASC Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15") was issued during August 2014. FASB issued guidance on how to account for and disclose going concern risks. This guidance is effective for annual periods beginning after December 15, 2016.

The Company is currently evaluating the impact of ASC Topic 740 and ASC Topic 205-40 FASB accounting pronouncements. The Company has elected to adopt the provisions of ASC 2014-10 into these consolidated financial statements. The adoption of ASC 2014-10 did not have a significant impact on the Company's results of operations, financial performance or cash flows.

4. Related Party Transactions and Balances

Parties are related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making operating and financial decisions. Parties are also related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. Related party transactions that are in the normal course of business and have commercial substance are measured at the exchange amount, which is fair value.

The following are the related party transactions as at the year ended June 30, 2014:

a)
The Company incurred a total of $112,200 (June 30, 2013: $119,495) in office administration and rent expense from a public company related by common management, Red Pine Exploration Inc. (TSX.V: "RPX").

b)
5,370,000 (June 30, 2013: 5,975,000) stock options were issued to related parties during the period with exercise prices between $0.11 and $0.18 (June 30, 2013: between $0.21 and $0.29). These stock options were valued at $513,364 (June 30, 2013: $1,178,813) using the Black-Scholes pricing model and were issued to directors and officers of the Company and included in stock-based compensation.

c)
The Company incurred $1,190,585 (June 30, 2013: $995,877) in mineral exploration, administrative, management and consulting fees to directors and officers and paid or accrued directly to directors and officers or companies under their control.

d)
The Company incurred $1,533,953 (June 30, 2013: $928,982) in charges from a mining and engineering firm for which one of the Company's directors serves as a senior officer and a director which was included in mineral exploration expense.

e)
During the year ended June 30, 2014 the Company entered into an agreement to option a 75% interest in the Sagar Property to Honey Badger Exploration Inc. (TSX-V: "TUF"), a public company related by common management (see Note 7).

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
(Expressed in US Dollars)

4. Related Party Transactions and Balances - continued

The following are the related party balances for the year ended June 30, 2014:

a)
Related party balances of $54,764 (June 30, 2013: $42,908) were included in accounts receivable and prepaid expenses and $33,019 (June 30, 2013: $Nil) included in accounts payable and accrued liabilities.

b)
The Company advanced a short-term loan to RPX totaling $26,216 (June 30, 2013: $136,999). This loan is interest bearing at a rate of 3%. CAD$300,000 was originally loaned during January 2012 and represents the highest outstanding balance. CAD$285,000 has been paid back up to June 30, 2013, all against the loan's principal balance. Accrued interest totaled CAD$11,216 as at June 30, 2014. During May 2014, the Company advanced a short-term loan to MacDonald Mines Exploration Ltd. (TSX-V: "BMK") totaling CAD$50,000 (June 30, 2013: $Nil). This loan is interest bearing at a rate of 5% and no amounts have been paid back up to June 30, 2014. Accrued interest due totaled CAD$285 as at June 30, 2014. The Company has advanced a short-term loan to TUF totaling CAD$25,000 (June 30, 2013: $Nil). This loan is interest bearing at a rate of 5% and no amounts have been paid back up to June 30, 2014. Accrued interest due totaled CAD$142 as at June 30, 2014. All of the above noted loans are expected to be paid back in full within the next 12 months and totaled $94,512.

c)
Of the $1,533,007 (June 30, 2013: $928,982) in charges from a mining and engineering firm for which one of the Company's directors serves as a senior officer and director, $633,418 (June 30, 2013: $6,867) is included in accounts payable and accrued liabilities.

d)	$264,922 (June 30, 2013: $Nil) is included within accounts payable and accrued liabilities as a committed amount due to the former Chief Executive Officer of the Company.

5. Marketable Securities

Marketable securities consist of available-for-sale securities over which the Company does not have significant influence or control. $70,277 (June 30, 2013: $10,000) is invested in TSX-Venture listed entities. During year ended June 30, 2014, the Company determined that $63,849 of unrealized losses were other than temporary and as such were recognized as an "other expense" in net loss and removed from accumulated other comprehensive income.

6. Equipment

		Accumulated	June 30, 2014	June 30, 2013
	Cost	Depreciation	Net Book Value	Net Book Value

Exploration equipment	$195,561	$69,176	$126,385	$38,817

For the year ended June 30, 2014, depreciation expense totaled $44,446 (June 30, 2013: $21,616). For the year ended June 30, 2014, the Company purchased exploration equipment totalling $132,014 (June 30, 2013: $9,809).

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
(Expressed in US Dollars)

7. Mineral Properties

Molo Graphite Project, Southern Madagascar, Africa
On December 14, 2011, the Company entered into a Definitive Joint Venture Agreement ("JVA") with Malagasy Minerals Limited ("Malagasy"), a public company on the Australian Stock Exchange, to acquire a 75% interest to explore and develop a group of industrial minerals, including graphite, vanadium and approximately 25 other minerals. The land position covers 2,119 permits and 827.7 square kilometres and is mostly adjacent to the south and east of the Company's 100% owned Green Giant Property. The Company paid $2,261,690 and issued 7,500,000 common shares valued at $1,350,000.

On April 16, 2014, the Company signed a Sale and Purchase Agreement and a Mineral Rights Agreement with Malagasy to acquire the remaining 25% interest. The Company made the following payments: $364,480 (CAD$400,000); issued 2,500,000 common shares subject to a 12 month voluntary vesting period and valued at $325,000; and issued 3,500,000 common share purchase warrants, valued at $320,950 using the Black-Scholes pricing model with an exercise price of $0.14 and an expiry date of April 15, 2019. The Company is required to make a cash payment of $655,922 (CAD$700,000) and issue 1,000,000 common shares within five days of completion of a bankable feasibility study (“BFS”) for the Molo Graphite Project or the formal announcement of a decision to mine; and a cash payment of $937,032 (CAD$1,000,000) within five days of the commencement of commercial production. Malagasy retains a 1.5% net smelter return royalty ("NSR"). The Company also acquired a 100% interest to the industrial mineral rights on approximately 1-1/2 additional claim blocks comprising 10,811 hectares immediately to the east and adjoining the Molo Graphite Project.

Green Giant Property, Southern Madagascar, Africa
During 2007 to acquire a 75% interest in the property, the Company paid $765,000, issued 2,500,000 common shares and 1,000,000 now expired common share purchase warrants to enter into a joint venture agreement for the Green Giant Property with Madagascar Minerals and Resources Sarl ("MMR").

On July 9, 2009, the Company acquired the remaining 25% interest for $100,000. MMR retains a 2% NSR. The NSR can be purchased, at the Company's option, for $500,000 in cash or common shares for the first 1% and at a price of $1,000,000 in cash or common shares for the second 1%.

On April 16, 2014, the Company signed a Joint Venture Agreement with Malagasy, whereby Malagasy acquired a 75% interest for non-industrial minerals on the Company's 100% owned Green Giant Property in Madagascar. The Company retains the remaining 25% and has a free carried interest through the BFS. No specific consideration was received for this transaction as it was part of the Molo Graphite Project transaction dated April 16, 2014.

Sagar Property - Romanet Horst, Labrador Trough, Quebec, Canada
During 2006, the Company purchased from Virginia Mines Inc. ("Virginia") a 100% interest in 382 claims located in northern Quebec, Canada. Virginia retains a 2% NSR on certain claims within this property with other unrelated vendors holding a 1% NSR on certain claims, and a 0.5% NSR on other claims. For the other vendor's NSR, the Company has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000.

On February 28, 2014, the Company signed an agreement to sell an interest in the Sagar property to TUF, a public company related by common management. On July 31, 2014, the Company revised the terms of this agreement. Under the revised agreement, in order for TUF to acquire an initial 35% interest in the property, the Company will receive CAD$150,000 and TUF will spend CAD$1,500,000 developing the property. TUF can earn further percentage interests up to 75% over a four year period by spending a total of CAD$9,000,000, paying the Company CAD$900,000 and issuing to the Company the lesser of 15% of its issued and outstanding shares or 35,000,000 shares. Once these commitments have been met, TUF can acquire the remaining interest by paying the Company an additional CAD$2,000,000 and issuing the lesser of 19.5% of TUF outstanding shares or up to 60,000,000 shares, including all previously issued shares.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
(Expressed in US Dollars)

8. Deferred Premium on Flow-Through Shares

The premium paid for flow-through shares in excess of the market value of the shares without a flow-through feature is initially recognized as a liability. The liability is subsequently reduced and recorded in the consolidated statement of comprehensive loss on a pro-rata basis based on the corresponding eligible flow-through expenditures that have been incurred. The following summarizes the deferred premium liability on flow-through transactions for the year ended June 30, 2014.

Deferred premium on flow-through shares, beginning of year	$-
Recognized on issuance of flow-through shares	100,538
Recorded to consolidated statement of comprehensive loss	(63,393)
Deferred premium on flow-through shares, end of year	$37,145

9. Common Stock and Additional Paid-in Capital

a)	During July 2012, the Company issued 700,000 shares of common stock for consideration of $105,000. The shares were issued pursuant to the exercise of stock options.

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

e)
During March 2013, the Company closed a private placement raising a total of $2,307,035 (CAD$2,358,000). The Company issued 12,350,000 common stock at prices between $0.18 and $0.20 per share. In addition, the Company paid a fee of $84,176 (CAD$86,000) and issued 270,000 compensation warrants. Each compensation warrant entitles the holder to purchase one common share at CAD$0.20.

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
June 30, 2014 and 2013
(Expressed in US Dollars)

9. Common Stock and Additional Paid-in Capital - continued

g)
Between July 26, 2013 and August 1, 2013, the Company closed a private placement raising $813,212 (CAD$837,500) and $1,230,000. The Company issued 16,950,001 common stock at prices of CAD$0.125 and $0.12 per share. The Company paid a fee of $120,674 and issued 402,000 compensation warrants at an exercise price of CAD$0.125 and 150,000 compensation warrants at an exercise price of $0.12. Each compensation warrant expires one year from the date of issue.

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

i)
On October 9, 2013, the Company issued 250,000 stock options to a director of the Company at an exercise of $0.13 and an expiry date of October 9, 2018. The stock options were valued at $27,550 using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.25%; expected volatility - 126%; dividend yield - NIL; and expected life - 5 years. These stock options vested on the grant date.

j)
On December 18, 2013 the Company closed a private placement raising a total of $1,479,024 (CAD$1,566,490). The Company issued 11,189,215 common shares at a price of CAD$0.14. The Company paid fees of $98,176 and issued 671,353 compensation warrants at an exercise price of CAD$0.14. Each compensation warrant expires eighteen months from the date of issue.

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

l)
On January 15, 2014 and January 31, 2014, the Company closed a private placement raising a total of $6,906,008 (CAD$7,486,088). The Company issued 62,384,067 common shares at a price of CAD$0.12 and 31,192,033 common share purchase warrants with an exercise price of CAD$0.18. Of the 31,192,033 common share purchase warrants, 29,152,033 expire on January 14, 2017, 1,450,000 expire on June 14, 2015 and 590,000 expire on January 31, 2017. The Company paid fees, including commissions, legal fees and TSX fees of $649,707 and issued 3,396,744 compensation warrants at an exercise price of CAD$0.14. Each compensation warrant expires eighteen months from the date of issue.

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

n)
On June 23, 2014, the Company issued 2,500,000 shares of common stock to Malagasy valued at $0.13 per share for total consideration of $325,000 and 3,500,000 common share purchase warrants valued at $320,950 using the Black-Scholes pricing model, with an exercise price of $0.122 and an expiry date of April 15, 2019 for the remaining 25% interest in the Molo Graphite Project. The Black-Scholes assumptions used were as follows: risk free interest rate - 1.53%; expected volatility - 105%; dividend yield - NIL; and expected life - 5 years.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
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

The following is a continuity schedule of the Company's stock options, all of which vest on the grant date:

	Number of Stock Options	Weighted-Average Exercise Price ($)

Outstanding and exercisable, June 30, 2012	23,690,000	0.29
Issued	7,595,000	0.23
Exercised	(700,000)	0.15
Expired	(1,695,000)	0.15
Cancelled	(1,750,000)	0.32

Outstanding and exercisable, June 30, 2013	27,140,000	0.28
Issued	7,130,000	0.16
Expired	(5,600,000)	0.39
Cancelled	(200,000)	0.26

Outstanding and exercisable, June 30, 2014	28,470,000	0.23

The following is a summary stock options outstanding as of June 30, 2014:

Exercise	Number of	Expiry
Price ($)	Stock Options	Date

0.30	3,700,000	July 1, 2016
0.29	1,695,000	July 13, 2016
0.20	1,800,000	October 24, 2016
0.21	2,240,000	December 1, 2016
0.28	5,850,000	March 7, 2017
0.23	180,000	May 23, 2017
0.21	5,875,000	February 27, 2018
0.11	1,255,000	July 9, 2018
0.15	750,000	September 19, 2018
0.13	250,000	October 9, 2018
0.18	4,625,000	January 10, 2019
0.18	250,000	February 6, 2019

	28,470,000

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
(Expressed in US Dollars)

11. Warrants

The following is a continuity schedule of the Company's common share purchase warrants:

	Number	Exercise
	of Warrants	Price ($)

Outstanding and exercisable, June 30, 2012	43,619,695	0.55
Issued	3,513,599	0.46
Expired	(43,619,695)	0.55

Outstanding and exercisable, June 30, 2013	3,513,599	0.46
Issued	39,312,130	0.16	*
Expired	(270,000)	0.19

Outstanding and exercisable, June 30, 2014	42,555,729	0.16	*

* Amount represents the converted USD exercise price

The following is a summary common share purchase warrants outstanding as of June 30, 2014:

Exercise		Number of	Expiry
Price ($)		Warrants	Date

0.12	(a)	402,000	July 26, 2014
0.12		150,000	August 1, 2014
0.35		340,028	November 15, 2014
0.13	(b)	671,353	June 19, 2015
0.13	(b)	3,396,744	July 14, 2015
0.17	(c)	1,450,000	July 14, 2015
0.18	(d)	2,903,571	November 15, 2016
0.17	(c)	29,152,033	January 14, 2017
0.17	(c)	590,000	January 31, 2017
0.14		3,500,000	April 15, 2019

		42,555,729

(a) The exercise price is CAD$0.125.
(b) The exercise price is CAD$0.14.
(c) The exercise price is CAD$0.18.
(d) On December 24, 2013, the Company re-priced and extended the term of the common share purchase warrants from an expiry of November 15, 2015 and an exercise price of $0.23 to November 15, 2016 and $0.18, respectively

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
(Expressed in US Dollars)

11. Warrants - continued

The Company has accounted for the warrant liability in accordance with ASC Topic 815. These warrants are considered derivative instruments as they were issued in a currency other than the Company's functional currency of the US dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and market to market at each financial reporting period. The change in fair value of the warrants is recorded in the consolidated statement of operations and comprehensive loss as a gain or loss and estimated using the Binomial model with the following weighted average inputs:

	January 2014	June 30, 2014

Exercise price	$0.131	$0.134
Risk free rate	1.14%	1.19%
Expected volatility	88%	88%
Expected Dividend yield	Nil	Nil
Expected life (in years)	2.93	2.48

The fair value of the derivative warrant liability was $1,830,151 as at June 30, 2014 (2013 - $Nil). The change in the fair value of the derivative warrant liability of $23,286 was recorded as a loss in the consolidated statement of operations and comprehensive loss for the year ended June 30, 2014.

	June 30, 2014	June 30, 2013

Beginning balance, derivative warrant liability	$-	$-
Origination of derivative warrant liability January 2014	1,806,865	-
Loss on change in fair value of derivative warrant liability, June 30, 2014	23,286	-

Ending balance, derivative warrants

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
(Expressed in US Dollars)

12. Income Taxes

A reconciliation of the statutory Canadian federal income tax provision at the statutory rate of 35% to the actual provision for income taxes is as follows:

	June 30, 2014	June 30, 2013

Net loss	$(11,180,583)	$(7,824,248)

Rate	35.00%	35.00%

Expected income tax recovery	$(3,913,200)	$(2,738,490)
Tax rate changes and other adjustments	(798,420)	492,230
Stock-based compensation	238,500	514,740
Change in tax benefits not recognized	4,480,270	1,731,520
Non-deductible expenses	(7,150)	-

Income tax recovery reflected in the Consolidated Statements of Operations and Comprehensive Loss	$-	$-

The Company's income tax (recovery) is allocated as follows:
Current tax expense	$-	$-
Future tax recovery	-	-

	$-	$-

Future Income Tax Assets
The Company’s future income tax assets and liabilities as at June 30, 2014 and 2013 are as follows:

	June 30, 2014	June 30, 2013

Future Income Tax Assets
Non-capital losses - United States	$8,786,110	$7,619,510
Exploration expenditures	7,813,100	5,293,960
Other deductible temporary differences	10,900	12,110

	16,610,110	12,925,580
Less: valuation allowance	(16,610,110)	(12,925,580)

Net future income tax assets	$-	$-

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
(Expressed in US Dollars)

12. Income Taxes - continued

The United States net operating loss carry forwards expire as noted below. The remaining deductible temporary differences may be carried forward indefinitely. Future tax assets have not been recognized in respect of these items because it is not probable that future taxable profit will be available against which the Company can utilize the benefits therefrom. The Company's United States net operating losses expire as follows:

2025	$4,130
2026	29,460
2027	283,870
2028	909,180
2029	341,250
2030	3,435,600
2031	3,998,670
2032	5,264,970
2033	4,956,920
2034	5,879,120

$25,103,170

13. Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common stock outstanding. Diluted loss per share and the weighted average number of shares of common stock exclude all potentially dilutive shares since their effect is anti-dilutive. As at June 30, 2014, there were a total of 71,025,729 (June 30, 2013: 30,653,599) potentially dilutive stock options and common share purchase warrants outstanding.

14. Commitments

The Company raised CAD$4,761,990 during 2013 on a Canadian flow-through share tax basis. The Company is required to spend and renounce this amount on Canadian Exploration Expenditures before December 31, 2014. As at June 30, 2014, $3,079,930 has been spent. The Company expects to meet this commitment.

Energizer Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
(Expressed in US Dollars)

15. Segmented Reporting

The Company operates one operating segment, that being the exploration and development of mineral properties. The Company's Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer have been identified as the chief operating decision-makers, and direct the allocation of resources to geographic segments. No revenue has been generated by these properties. A summary of the components of net loss by geographic area is as follows:

For the year ended June 30, 2014	Madagascar	Canada	Total

Mineral exploration expense	$5,039,517	$2,304,024	$7,343,541

For the year ended June 30, 2013	Madagascar	Canada	Total

Mineral exploration expense	$2,839,741	$880,994	$3,720,735

As at June 30, 2014, $58,110 (June 30, 2013 $52,073) in cash was held in Madagascar with the remaining $1,192,273 (June 30, 2013: $773,027) held in Canada. All of the Company's remaining assets were held in Canada.

16. Subsequent Events

Private Placement
On September xxxx, 2014, the Company closed a brokered private placement raising a total of $4,800,000. The Company issued 34,285,714 common stock at $0.14 per share. In addition, the Company paid a fee of $xxxxx260,132, legal fees approximating $120,000 and TSX fees approximating $25,000. In addition, the Company issued xxxx2,018,442 broker common stock purchase compensation warrants. Each compensation warrant entitles the holder to purchase one common share at $0.14 and expires 24 months from the date of issue.

Sagar Property Deal
As described in note 7, on July 31, 2014 the Company revised its February 28, 2014 agreement with TUF, a public company related by common management, to sell an interest in the Sagar Property.

Exercise of Warrants
On September 17, 2014, 571,353 warrants were exercised for total cash proceeds of $73,049 (CAD$79,989).