Form 10-Q
period 2014-09-30
Energizer Resources, Inc.
filed 2014-11-12
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51151

ENERGIZER RESOURCES INC.
 (Name of registrant in its charter)

Minnesota	20-0803515
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 11, 2014, there were 303,484,670 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Energizer Resources Inc.
PART 1
FINANCIAL INFORMATION
As used in these footnotes, “we”, “us”, “our”, “Energizer Resources”, “Energizer”, “Company” or “our company” refers to Energizer Resources Inc. and all of its subsidiaries.

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General
The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ending June 30, 2015.

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “CAD$” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

ENERGIZER RESOURCES INC.
(An Exploration Stage Company)

Unaudited Condensed Consolidated Interim Financial Statements

For the three month period ended September 30, 2014

(Expressed in US Dollars)

Energizer Resources Inc.
Condensed Consolidated Interim Balance Sheets
(Expressed in US Dollars)

	September 30, 2014	June 30, 2014
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents	$2,468,948	$1,250,383
Amounts receivable and prepaid expenses (note 4)	518,052	430,596
Loan to related parties (note 4)	45,088	94,512
Marketable securities (note 5)	56,436	70,277
Total current assets	3,088,524	1,845,768

Equipment (note 6)	115,016	126,385

Total assets	$3,203,540	$1,972,153

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities:
Accounts payable and accrued liabilities (note 4)	$759,610	$1,816,623
Deferred premium on flow-through shares (note 8)	8,724	37,145

Total current liabilities	768,334	1,853,768

Warrant liability (note 11)	2,331,546	1,830,151

Total liabilities	3,099,880	3,683,919

Stockholders' Equity / (Deficiency)
Common stock, 450,000,000 shares authorized, $0.001 par value,
303,484,670 issued and outstanding (June 30, 2014 -
268,627,603) (note 9)	303,488	268,627
Additional paid-in capital (note 9)	89,175,582	84,265,060
Accumulated comprehensive (loss) / income	(5,070)	8,771
Accumulated deficit	(89,370,340)	(86,254,224)

Total stockholders' equity / (deficiency)	103,660	(1,711,766)

Total liabilities and stockholders' equity / (deficit)	$3,203,540	$1,972,153

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Going concern (note 1)

Mineral Properties (note 7)

Commitments (note 13)

Energizer Resources Inc.
Unaudited Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)

	For the three months ended September 30,
	2014	2013
Revenues	$-	$-

Expenses
Mineral exploration expense (note 4, 7)	1,703,126	1,036,734
Stock-based compensation (notes 4, 9 and 10)	404,160	214,269
General and administrative (note 4)	247,035	249,252
Professional and consulting fees (note 4)	231,897	293,856
Depreciation (note 6)	11,369	6,671
Foreign currency translation loss / (gain)	49,530	(49,763)

Total expenses	2,647,117	1,751,019

Net loss from operations	(2,647,117)	(1,751,019)

Other Income
Investment income (note 4)	3,975	930
Sale of flow-through tax benefits (note 8)	28,421	-
Impairment of marketable securities (note 5)	-	(63,849)
Change in fair value of warrant liability (note 11)	(501,395)	-

Net Loss	(3,116,116)	(1,813,938)
Unrealized loss from investments in marketable securities	(13,841)	(1,000)
Recognition of other than temporary loss (note 5)	-	63,849

Comprehensive loss	$(3,129,957)	$(1,751,089)

Loss per share - basic and diluted (note 12)	$(0.01)	$(0.01)

Weighted average shares outstanding -
basic and diluted (note 12)	268,702,946	187,221,963

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
Unaudited Condensed Consolidated Interim Statements of Cash Flows
(Expressed in US Dollars)

	For the three months ended September 30,
	2014	2013
Operating Activities
Net loss	$(3,116,116)	$(1,813,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,369	6,671
Change in fair value of warrant liability	501,395	-
Stock-based compensation	404,160	214,269
Impairment of marketable securities	-	63,849
Sale of flow-through tax benefits	(28,421)	-
Change in operating assets and liabilities:
Amounts receivable and prepaid expenses	(87,456)	16,588
Accounts payable and accrued liabilities	(1,057,013)	212,002
Non-cash portion of marketable securities	-	260

Net cash used in operating activities	(3,372,082)	(1,300,299)

Financing Activities
Proceeds from issuance of common stock, net of costs	4,469,174	1,853,141
Exercise of warrants	72,049	-

Net cash provided by financing activities	4,541,223	1,853,141

Investing Activities
Loan to related party	49,424	25,203

Net cash provided by investing activities	49,424	25,203

Increase in cash and cash equivalents	1,218,565	578,045
Cash and cash equivalents - beginning of period	1,250,383	825,100

Cash and cash equivalents - end of period	$2,468,948	$1,403,145

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2014
(Expressed in US Dollars)

1.	Nature of Operations and Going Concern

Energizer Resources Inc. (the "Company") is a State of Minnesota, United States of America incorporated entity. The Company's fiscal year end is June 30. The Company's principal business is the acquisition and exploration of mineral resources. During fiscal 2008, the Company incorporated Energizer Resources (Mauritius) Ltd., a Mauritius subsidiary and Energizer Resources Madagascar Sarl, a Madagascar subsidiary. During fiscal 2009, the Company incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl, a Madagascar subsidiary, which holds the Green Giant Property in Madagascar (see note 7). During fiscal 2012, the Company incorporated Madagascar-ERG Joint Venture (Mauritius) Ltd., a Mauritius subsidiary and ERG (Madagascar) Sarl, a Madagascar subsidiary. ERG (Madagascar) Sarl is 100% owned by Madagascar-ERG Joint Venture (Mauritius) Ltd. which is now owned 100% by Energizer Resources (Mauritius) Ltd. ERG (Madagascar) Sarl holds the Malagasy Joint Venture Ground (see note 7). During fiscal 2014, the Company incorporated 2391938 Ontario Inc., an Ontario, Canada subsidiary. In addition, the Company owns a 25% interest in Ampanihy Exploration Ltd, a Mauritius company who holds a 100% interest in Ampex Sarl, a Madagascar company. Ampex Sarl holds the non-industrial mineral rights on certain Green Giant permits. The Company has not yet fully determined whether its properties contain mineral reserves that are economically recoverable.

These condensed consolidated interim financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to generate revenue from mining operations or pay dividends and is unlikely to do so in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing to continue operations, the Company's ability to attract joint venture partners and off-take contracts and the attainment of profitable operations. As of September 30, 2014, the Company has accumulated losses of $89,370,340. As such, there is substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

Principals of Consolidation and Basis of Presentation
These condensed consolidated interim financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and are expressed in United States dollars. These consolidated financial statements include the accounts of Energizer Resources Inc. and its wholly-owned subsidiaries, Energizer Resources (Mauritius) Ltd., THB Ventures Ltd., Energizer Resources Madagascar Sarl, Energizer Resources Minerals Sarl, Madagascar-ERG Joint Venture (Mauritius) Ltd, ERG (Madagascar) Sarl and 2391938 Ontario Inc. These condensed consolidated interim financial statements also include our proportionate share interest of 25% in Ampanihy Exploration Ltd and Ampex Sarl. All inter-company balances and transactions have been eliminated on consolidation.

Unaudited Condensed Consolidated Interim Financial Statements
These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual consolidated financial statements and should be read in conjunction with those annual financial statements filed on Form 10-K for the year ended June 30, 2014. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2014
(Expressed in US Dollars)

3.	Recent Accounting Pronouncements Potentially Affecting The Company

The following are recent FASB accounting pronouncements, which may have an impact on the Company's future consolidated financial statements.

-
"Income Taxes (ASC Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists" ("ASU 2013-11") was issued during July 2013. FASB issued guidance on how to present an unrecognized tax benefit. The guidance is effective for annual periods beginning after December 15, 2013 for public companies. The Company has adopted this pronouncement during the current period.

-
"Presentation of Financial Statements Going Concern (ASC Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15") was issued during August 2014. FASB issued guidance on how to account for and disclose going concern risks. This guidance is effective for annual periods beginning after December 15, 2016.

The Company is currently evaluating the impact of ASC Topic 205-40 FASB accounting pronouncements.

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

The following are the related party transactions as at the period ended September 30, 2014:

a)
The Company incurred a total of $27,000 (September 30, 2013: $30,000) in office administration and rent expense from a public company related by common management, Red Pine Exploration Inc. (TSX.V: "RPX").

b)
2,700,000 (September 30, 2013: 1,620,000) stock options were issued to related parties during the period with an exercise price of $0.15 (September 30, 2013: between $0.11 and $0.15). These stock options were valued at $227,340 (September 30, 2013: $172,914) using the Black-Scholes pricing model and were issued to directors and officers of the Company and included in stock-based compensation.

c)
The Company incurred $168,846 (September 30, 2013: $201,128) in mineral exploration, administrative, management and consulting fees to directors and officers and paid or accrued directly to directors and officers or companies under their control.

d)
The Company incurred $1,111,893 (September 30, 2013: $Nil) in charges from a mining and engineering firm for which one of the Company's directors serves as a senior officer and a director which was included in mineral exploration expense.

e)
During the year ended June 30, 2014, the Company entered into an agreement to option a 75% interest in the Sagar Property to Honey Badger Exploration Inc. (TSX-V: "TUF"), a public company related by common management (see Note 7).

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2014
(Expressed in US Dollars)

4.	Related Party Transactions and Balances - continued

The following are the related party balances for the period ended September 30, 2014:

a)
Related party balances of $34,033 (June 30, 2014: $54,764) were included in accounts receivable and prepaid expenses and $27,000 (June 30, 2014: $33,019) included in accounts payable and accrued liabilities.

b)
During May 2014, the Company advanced a short-term loan to MacDonald Mines Exploration Ltd. (TSX-V: "BMK") totaling $44,613 (June 30, 2014: $47,081). This loan is interest bearing at a rate of 5%. No amounts have been paid back up to September 30, 2014. Accrued interest due totalled $229 as at September 30, 2014.

c)	Of the $1,111,893 (September 30, 2013: $Nil) in charges from a mining and engineering firm for which one of the Company's directors serves as a senior officer and director.

d)	$187,375 (June 30, 2014: $264,922) is included within accounts payable and accrued liabilities as a committed amount due to the former Chief Executive Officer of the Company.

5.	Marketable Securities

Marketable securities consist of available-for-sale securities over which the Company does not have significant influence or control. $56,436 (June 30, 2014: $70,277) was invested in TSX-Venture listed entities. During the three months ended September 30, 2013, the Company determined that $63,849 of unrealized losses were other than temporary and as such were recognized as an "other expense" in net loss and removed from accumulated other comprehensive income.

6.	Equipment

		Accumulated	September 30, 2014	June 30, 2014
	Cost	Depreciation	Net Book Value	Net Book Value

Exploration equipment	$195,561	$80,545	$115,016	$126,385

For the three month period ended September 30, 2014, depreciation expense totaled $11,369 (September 30, 2013: $6,671).

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2014
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

On April 16, 2014, the Company signed a Sale and Purchase Agreement and a Mineral Rights Agreement with Malagasy to acquire the remaining 25% interest. The Company made the following payments: $364,480 (CAD$400,000); issued 2,500,000 common shares subject to a 12 month voluntary vesting period and valued at $325,000; and issued 3,500,000 common share purchase warrants, valued at $320,950 using the Black-Scholes pricing model with an exercise price of $0.14 and an expiry date of April 15, 2019. The Company is required to make a cash payment of $655,922 (CAD$700,000) and issue 1,000,000 common shares within five days of completion of a bankable feasibility study (‘BFS’) for the Molo Graphite Project or the formal announcement of a decision to mine; and a cash payment of $937,032 (CAD$1,000,000) within five days of the commencement of commercial production. Malagasy retains a 1.5% net smelter return royalty ("NSR"). The Company also acquired a 100% interest to the industrial mineral rights on approximately 1-1/2 additional claim blocks comprising 10,811 hectares immediately to the east and adjoining the Molo Graphite Project.

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

On February 28, 2014, the Company signed an agreement to sell an interest in the Sagar property to TUF, a public company related by common management. On July 31, 2014, the Company revised the terms of this agreement. Under the revised agreement, in order for TUF to acquire an initial 35% interest in the property, the Company will receive CAD$150,000 and TUF will spend CAD$1,500,000 developing the property. TUF can earn further percentage interests up to 75% over a four year period by spending a total of $8,065,800 (CAD$9,000,000), paying the Company $806,580 (CAD$900,000) and issuing to the Company the lesser of 15% of its issued and outstanding shares or 35,000,000 shares. Once these commitments have been met, TUF can acquire the remaining interest by paying the Company an additional $1,792,400 (CAD$2,000,000) and issuing the lesser of 19.5% of TUF outstanding shares or up to 60,000,000 shares, including all previously issued shares.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2014
(Expressed in US Dollars)

8.	Deferred Premium on Flow-Through Shares

The premium paid for flow-through shares in excess of the market value of the shares without a flow-through feature is initially recognized as a liability. The liability is subsequently reduced and recorded in the consolidated statements of comprehensive loss on a pro-rata basis based on the corresponding eligible flow-through expenditures that have been incurred. The following summarizes the deferred premium liability on flow-through transactions for the period ended September 30, 2014.

Deferred premium on flow-through shares, June 30, 2014	$37,145
Recorded to consolidated statement of comprehensive loss	(28,421)

Deferred premium on flow-through shares, September 30, 2014	$8,724

9.	Common Stock and Additional Paid-in Capital

a)
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

b)
Between July 26, 2013 and August 1, 2013, the Company closed a private placement raising $2,043,452. The Company issued 16,950,001 common stock at prices at $0.12 and $0.121 per share. The Company paid a fee of $120,674 and issued 402,000 compensation warrants at an exercise price of $0.11 and 150,000 compensation warrants at an exercise price of $0.12. Each compensation warrant expires one year from the date of issue.

c)
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

e)
On December 18, 2013 the Company closed a private placement raising a total of $1,479,024. The Company issued 11,189,215 common shares at a price of $0.1322. The Company paid fees of $98,176 and issued 671,353 compensation warrants at an exercise price of $0.115. Each compensation warrant expires eighteen months from the date of issue.

f)
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
For the three month period ended September 30, 2014
(Expressed in US Dollars)

9.	Common Stock and Additional Paid-in Capital - continued

g)
On January 15, 2014 and January 31, 2014, the Company closed a private placement raising a total of $6,906,008. The Company issued 62,384,067 common shares at a price of $0.111 and 31,192,033 common share purchase warrants with an exercise price of $0.166. Of the 31,192,033 common share purchase warrants, 29,152,033 expire on January 14, 2017, 1,450,000 expire on June 14, 2015 and 590,000 expire on January 31, 2017. The Company paid fees, including commissions, legal fees and TSX fees of $649,707 and issued 3,396,744 compensation warrants at an exercise price of $0.129. Each compensation warrant expires eighteen months from the date of issue.

h)
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

i)
On June 23, 2014, the Company issued 2,500,000 shares of common stock to Malagasy valued at $0.118 per share for total consideration of $325,000 and 3,500,000 common share purchase warrants valued at $320,950 using the Black-Scholes pricing model, with an exercise price of $0.14 and an expiry date of April 15, 2019 for the remaining 25% interest in the Molo Graphite Project. The Black-Scholes assumptions used were as follows: risk free interest rate - 1.53%; expected volatility - 105%; dividend yield - NIL; and expected life - 5 years.

j)
On July 3, 2014, the Company issued 4,800,000 stock options to directors and officers of the Company at an exercise of $0.15 and an expiry date of July 3, 2019. The stock options were valued at $404,160 using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 1.50%; expected volatility - 97%; dividend yield - NIL; and expected life - 5 years. These stock options vested on the grant date.

k)	On September 18, 2014 a total of 571,353 broker common share purchase warrants were exercised at $0.126 per share for proceeds of $72,049.

l)
On September 26, 2014 the Company closed a private placement raising a total of $4,800,000. The Company issued 34,285,714 common shares at a price of $0.14. The Company paid fees, including commissions, legal fees and TSX fees of $330,828 and issued 1,928,571 compensation common share purchase warrants at an exercise price of $0.14 and an expiry date of September 26, 2016.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2014
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

The following is a continuity schedule of the Company's stock options, all of which vest on the grant date:

	Number of Stock Options	Weighted-Average Exercise Price ($)

Outstanding and exercisable, June 30, 2013	27,140,000	0.28
Issued	7,130,000	0.16
Expired	(5,600,000)	0.39
Cancelled	(200,000)	0.26

Outstanding and exercisable, June 30, 2014	28,470,000	0.23
Issued	4,800,000	0.15

Outstanding and exercisable, September 30, 2014	33,270,000	0.22

The following is a summary stock options outstanding as of September 30, 2014:

Exercise	Number of	Expiry
Price ($)	Stock Options	Date

0.30	3,700,000	July 1, 2016
0.29	1,695,000	July 13, 2016
0.20	1,800,000	October 24, 2016
0.21	2,240,000	December 1, 2016
0.28	5,850,000	March 7, 2017
0.23	180,000	May 23, 2017
0.21	5,875,000	February 27, 2018
0.11	1,255,000	July 9, 2018
0.15	750,000	September 19, 2018
0.13	250,000	October 9, 2018
0.18	4,625,000	January 10, 2019
0.18	250,000	February 6, 2019
0.15	4,800,000	July 3, 2019

	33,270,000

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2014
(Expressed in US Dollars)

11.	Warrants

The following is a continuity schedule of the Company's common share purchase warrants:

	Number	Exercise
	of Warrants	Price ($)

Outstanding and exercisable, June 30, 2013	3,513,599	0.46
Issued	39,312,130	0.16	*
Expired	(270,000)	0.19

Outstanding and exercisable, June 30, 2014	42,555,729	0.16	*
Issued	1,928,571	0.14
Exercised	(571,353)	0.12	*
Expired	(552,000)	0.11	*

Outstanding and exercisable, September 30, 2014	43,360,947	0.16	*

* Amount represents the converted USD exercise price

The following is a summary common share purchase warrants outstanding as of September 30, 2014:

Exercise		Number of	Expiry
Price ($)		Warrants	Date

0.35		340,028	November 15, 2014
0.12	(b)	100,000	June 19, 2015
0.12	(b)	3,396,744	July 14, 2015
0.16	(c)	1,450,000	July 14, 2015
0.14		1,928,571	September 26, 2016
0.18	(a)	2,903,571	November 15, 2016
0.16	(c)	29,152,033	January 14, 2017
0.16	(c)	590,000	January 31, 2017
0.14		3,500,000	April 15, 2019

		43,360,947

(a) On December 24, 2013, the Company re-priced and extended the term of the common share purchase warrants from an expiry of November 15, 2015 and an exercise price of $0.23 to November 15, 2016 and $0.18, respectively.
(b) The exercise price is CAD$0.14, converted to $0.12.
(c) The exercise price is CAD$0.18, converted to $0.16.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2014
(Expressed in US Dollars)

11.	Warrants - continued

The Company has accounted for the warrant liability in accordance with ASC Topic 815. These warrants are considered derivative instruments as they were issued in a currency other than the Company's functional currency of the US dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and are marked to market at each financial reporting period. The change in fair value of the warrant liability is recorded in the consolidated statements of operations and comprehensive loss as a gain or loss and estimated using the Binomial model with the following weighted average inputs:

	September 30, 2014	June 30, 2014

Exercise price	$0.1613	$0.134
Risk free rate	1.14%	1.19%
Expected volatility	87%	88%
Expected Dividend yield	Nil	Nil
Expected life (in years)	2.22	2.48

	September 30, 2014	June 30, 2014

Beginning balance, derivative warrant liability	$1,830,151	$-
Origination of derivative warrant liability January 2014	-	1,806,865
Loss on change in fair value of derivative warrant liability	501,395	23,286

Ending balance, derivative warrants liability	$2,331,546	$1,830,151

12.	Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common stock outstanding. Diluted loss per share and the weighted average number of shares of common stock exclude all potentially dilutive shares since their effect is anti-dilutive. As at September 30, 2014, there were a total of 76,630,947 (September 30, 2013: 32,310,599) potentially dilutive stock options and common share purchase warrants outstanding.

13.	Commitments

The Company raised $4,599,271 (CAD$4,761,990) during 2013 on a Canadian flow-through share tax basis. The Company is required to spend and renounce this amount on Canadian Exploration Expenditures before December 31, 2014. As at September 30, 2014, $3,976,602 (CAD$4,260,709) has been spent. The Company expects to meet this commitment.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2014
(Expressed in US Dollars)

14.	Segmented Reporting

The Company operates one operating segment, that being the exploration and development of mineral properties. The Company's Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer have been identified as the chief operating decision-makers, and direct the allocation of resources to geographic segments. No revenue has been generated by these properties. A summary of mineral exploration expenses by geographic area is as follows:

For the period ended September 30, 2014	Madagascar	Canada	Total

Mineral exploration expense	$581,104	$1,122,022	$1,703,126

For the period ended September 30, 2013	Madagascar	Canada	Total

Mineral exploration expense	$548,764	$487,970	$1,036,734

As at September 30, 2014, $61,860 (June 30, 2014 $58,110) in cash was held in Africa with the remaining $2,407,088 (June 30, 2014: $1,192,273) held in Canada. All of the Company's remaining assets were held in Canada.

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

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with our Financial Statements and Notes to Financial Statements included in our fiscal 2014 Annual Report on Form 10-K for the year ended June 30, 2014, filed with the Securities and Exchange Commission on September 29, 2014. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K. In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Our financial statements have been prepared in accordance with United States generally accepted accounting principles. We urge you to read this report in conjunction with the risk factors described herein.

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND – COMPANY OVERVIEW
Our company is a State of Minnesota, United States of America incorporated entity. Our fiscal year end is June 30. Our principal business is the acquisition and exploration of mineral resources. During fiscal 2008, we incorporated Energizer Resources (Mauritius) Ltd., a Mauritius subsidiary and Energizer Resources Madagascar Sarl, a Madagascar subsidiary. During fiscal 2009, we incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl, a Madagascar subsidiary, which holds the Green Giant Property in Madagascar. During fiscal 2012, we incorporated Madagascar ERG Joint Venture (Mauritius) Ltd., a Mauritius subsidiary and ERG (Madagascar) Sarl, a Madagascar subsidiary. ERG (Madagascar) Sarl is 100% owned by Madagascar ERG Joint Venture (Mauritius) Ltd. which is now owned 100% by Energizer Resources (Mauritius) Ltd. ERG (Madagascar) Sarl holds the Malagasy Joint Venture Ground. During fiscal 2014, we incorporated 2391938 Ontario Inc. an Ontario, Canada subsidiary. In addition, we own a 25% interest in Ampanihy Exploration Ltd, a Mauritius company who holds a 100% interest in Ampex Sarl, a Madagascar company. Ampex Sarl holds the non industrial mineral rights on certain Green Giant permits. We have not yet fully determined whether its properties contain mineral reserves that are economically recoverable.

We have not had any bankruptcy, receivership or similar proceeding since incorporation. Except as described below, there have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

Summary of Our Business
We are an exploration stage company engaged in the search for graphite, vanadium, gold, uranium and other minerals. We have an interest in properties located in the African country of Madagascar and Canada in the Province of Québec. Under the definitions of U.S. Guidelines, none of the properties in which we hold an interest have known mineral reserves of any kind at this time. As such, the work programs planned by us are exploratory in nature.

Our executive offices are currently located at 520–141 Adelaide Street West, Toronto, Ontario, Canada M5H 3L5. Our telephone number is (416) 364-4911. We maintain a website at www.energizerresources.com (which website is expressly not incorporated by reference into this filing). These offices are leased on a month-to-month basis, and our monthly rental payments are currently approximately $9,000 per month.

Further details regarding our properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 (“NI 43-101”) on our Molo Graphite Project and our Green Giant Property in Madagascar can be found on our Company’s website: www.energizerresources.com (which website is expressly not incorporated by reference into this filing) or in our Company’s Canadian regulatory filings on www.sedar.com (which website and content is expressly not incorporated by reference into this filing).  U.S. investors are cautioned that mineral resources that are not mineral “reserves” do not have demonstrated economic viability and there can be no assurance that any part of a mineral deposit included in the measured and indicated categories will ever be converted into a reserve.

Cautionary Note
Due to the nature of our business, we anticipate incurring operating losses for the foreseeable future. We base this expectation, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to: our ability to raise additional capital as required; the market price for graphite, vanadium, gold, uranium and for any other minerals which we may find; the stability of, and our ability to obtain exploration and mining permits, in the jurisdictions where we operate; the results of our proposed exploration programs on our mineral properties; environmental regulations that may adversely impact cost and operations; and our ability to find joint venture partners, as needed, for the development of our property interests. If we are successful in completing an equity financing, as necessary, existing shareholders will experience dilution of their interest in our company. In the event we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource sector. During this period, should it ever arise, we will need to maintain our periodic filings with the appropriate regulatory authorities and, as such, will incur legal and accounting costs. In the event no other such opportunities are available and we cannot raise additional capital to sustain operations, we may be forced to discontinue our business altogether. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion in the notes to our audited financial statements in our annual report on Form 10-K and we have included in Note 1 of this quarterly report that there currently exists doubt as to our ability to continue as a going concern.

Properties
Cautionary Note Regarding Resource and Reserve Calculation – Energizer Resources Inc. reports reserve estimates in accordance with U.S. SEC Industry Guide 7. Canadian investors should review the mineral resource estimates prepared in accordance with National Instrument 43-101 - Standards of Disclosure for Mineral Projects found in the Company’s technical report titled "Molo Graphite Project Fotadrevo Province of Toliara, Madagascar Preliminary Economic Assessment Technical Report Update” dated April 12, 2013 and the technical report titled “Molo Graphite Project, Fotadrevo, Province of Toliara, Madagascar” dated September 25, 2014.  U.S. investors are cautioned that mineral “resources” that are not mineral “reserves” do not have demonstrated economic viability and there can be no assurance that any part of a mineral deposit included in the measured and indicated categories will ever be converted into a reserve.

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

The village of Fotadrevo, where we have our base camp, is located to the west of the Molo Graphite Deposit. The village has been a labour source during our Company’s exploration programs, and will likely provide a portion of the workforce during future exploration and development. A few basic goods are commercially available in the village, however, the main centre for support of exploration and development are the cities of Toliara and Antananarivo. Two 40 kVA diesel-powered generators provide power to the camp facility.

A cellular telephone tower is located in Fotadrevo, which provides phone and internet coverage. No potable water is currently available within the project area. A well 123 millimetre in diameter has been drilled to a depth of 42 metres within the camp compound, which provides non-potable water for the camp.

Graphite Market and Pricing
Market Overview
According to the latest Industrial Minerals magazine data, the natural graphite market is 1,015,100 tonnes of which roughly 55% is flake and 45% is low grade amorphous (or 582,800 flake, 428,300 amorphous, 4,000 vein). Graphite is produced globally, however China currently accounts for most of the graphite production with a market share of 77%. Two tables listing the current major production countries of flake and amorphous graphite are below (Source: Natural Graphite Report 2012, Industrial Minerals, www.indmin.com):

Country	Flake output
China	380,000
Brazil	96,000
India	35,000
North Korea	30,000
Canada	21,000
Norway	8,000
Zimbabwe	5,000
Madagascar	4,000
Russia	2,000
Ukraine	1,500
Germany	300
Total	582,800

Country	Amorphous output
China	400,000
Austria	16,000
Mexico	12,000
Turkey	300
Total	428,300

China produces 77% of the world’s graphite, however approximately half of its production is low grade amorphous.  The graphite industry in China is undergoing fundamental reforms. China is protecting its domestic supply and has imposed a combined 37% export duty and value added tax. Furthermore, China is consolidating and closing a large number of mines, between 180-200, to preserve graphite resources and address environmental concerns.

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

Original (“Orig”) versus Duplicate (“Dupe”) plots.

Next Steps
The Company is completing the full feasibility study for the Molo deposit, and anticipates this study to be completed in either December 2014 or early 2015. With this study, the Company will have the technical data to approach financiers and strategic partners for the funding of a mine.

Future Programs
The economic potential of the property rests upon the ability to extract graphite and/or vanadium using reasonable, potentially economic parameters. Initial metallurgical results indicate that an economic processing method is available to extract graphite. This will be determined within a full feasibility study anticipated for release in December 2014 or early 2015. The results of this study will dictate how our management proceeds with project development.

Other Expenses
Management anticipates spending approximately $350,000 - $450,000 in ongoing general office and administration expenses and professional fees per quarter for the next twelve months. Expenses will vary in direct proportion with the level of activity relating to future acquisitions and exploration programs.

RESULTS OF OPERATIONS

We have had no operating revenues from inception on March 1, 2004 through to September 30, 2014. Our activities have been financed from the proceeds of securities subscriptions. The following are explanations for material fluctuations during the three-month period ended September 30, 2014 when compared to the three-month period ended September 30, 2013:

•
Amounts spent on mineral properties totalled $1,703,126 (September 30, 2013: $1,036,734), which represents an increase of $666,392. $581,000 was spent on the Madagascar Molo graphite project advancing the bankable feasibility study with DRA Minerals (our EPCM) and $1,122,000 was spent on the Sagar Property on a drill program to satisfy our Canadian tax agency flow-through share commitment. As the flow-through share commitment has almost been satisfied, costs going forward on the Sagar Property will be decreasing and ultimately eliminated.

•
Professional fees totalled $231,897, down $61,959 from the period ended September 30, 2013 total of $293,856. This represents a 20% decrease in costs between periods. A decrease of approximately $17,500 in legal fees and a $25,000 decrease in general consulting costs to current and former executive team members were the primary reasons for this reduction.

•
General and administrative costs relate to: costs associated with running the Toronto office and the Madagascar operations, cost for travel, investor relations fees and TSX fees. These costs decreased by $2,217 between periods (September 30, 2014: $247,035 and June 30, 2013: $249,252). Travel increased by $35,000 between periods due to senior management trips to Europe to meet with brokers, potential equity investors and debt providers and Asia to meet with potential financiers, potential joint venture partners and potential off-take partners. This amount was offset by an approximate $43,000 reduction in TSX fees and investor relations charges.

•
Stock-based compensation increased by $189,891 (September 30, 2014: $404,160 and September 30, 2013: $214,269). This expense is the Black-Scholes theoretical cost to issue stock options. A total of 4,800,000 stock options were issued during the period ended September 30, 2014 (September 30, 2013: 2,005,000 stock options issued).

•	Depreciation increased by $4,698 (September 30, 2014: $11,369, September 30, 2013: $6,671). This increase is due to the increase in fixed assets which occurred late in fiscal 2014.
•
Foreign currency translation was in a gain position for the period ended September 30, 2014 (gain of $49,530) and a loss position during the period ended September 30, 2013 (loss of $49,763). This item arises due to the fluctuations in foreign currency exchange rates at the time that transactions occur in a currency other than our functional currency of US dollars and due to the revaluation of balance sheet items from foreign currencies into US dollars as of the date of the balance sheet, namely September 30, 2014. During the current period ended, the U.S. dollar strengthened relative to the Canadian dollar and other currencies that the Company transacts in resulting in a gain.

•
Investment income decreased increased by $3,034 from $930 for the period ended September 30, 2013 to $3,975 for the period ended September 30, 2014. These amount relate to returns on our passive investments and interest income on cash balances.

Liquidity, Capital Resources and Foreign Currencies
As at September 30, 2014, we had cash on hand of $2,468,948. Our working capital was $2,328,914 which excludes the warrant liability and deferred premium on flow-through shares which are non-cash items reflected as liabilities. We hold a material portion of cash reserves in Canadian dollars. Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in translation gains or losses in US dollar terms. If there was to be a significant decline in the Canadian dollar against the US dollar, the US dollar value of that Canadian dollar cash position presented on our balance sheet would also significantly decline. If the US dollar significantly declines relative to the Canadian dollar, our quoted US dollar cash position would also significantly decline. Such foreign exchange declines could cause us to experience losses. In addition to paying expenses in Canadian dollars, we also pay expenses in South African Rand, Madagascar Ariary and Australian Dollars. During the current period ended September 30, 2014, the U.S. dollar strengthened relative to the Canadian dollar and other currencies that our company transacts. Therefore, we are subject to risks relating to movements in those currencies.

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

•	For the year ended June 30, 2014, we raised net proceeds of $9,559,926 through the issuance of 90,523,283 common shares and 39,312,130 common share purchase warrants.
•	For the three-month period ended September 30, 2014, we raised net proceeds of $4,872,049 through the issuance of 34,857,067 common shares.

We will require additional funding during fiscal 2015, which will likely be in the form of equity financing from the sale of our common shares. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of common shares for additional phases of exploration.

Issuances of Securities
We have funded our business to date from sales of our securities. From July 1, 2013 through September 30, 2014, the Company issued the following unregistered securities:
•	On July 9, 2013, we issued 1,255,000 stock options to directors, officers and consultants at $0.11 per share.
•
Between July 26, 2013 and August 1, 2013, we closed a private placement raising $2,043,452. We issued 16,950,001 common stock at prices of $0.12 and $0.121 per share. We issued 402,000 compensation warrants at an exercise price of 0.11 and 150,000 compensation warrants at an exercise price of $0.12.

•	On September 19, 2013, we issued 750,000 stock options to directors, officers and consultants at $0.15 per share.
•	On October 9, 2013, we issued 250,000 stock options to a director at $0.13 per share.
•
On December 18, 2013 we closed a non-brokered financing and raised $1,479,024. We issued 11,189,215 common shares at $0.1322 per share. We also issued 671,353 compensation warrants at $0.115 per share.

•	On January 10, 2014, we issued 4,625,000 stock options to directors and officers at $0.18 per share.
•
On January 15, 2014 and January 31, 2014, we closed a private placement raising a total of $6,906,008. The Company issued 62,384,067 common shares at $0.111 and 31,192,033 common share purchase warrants. We also issued 3,396,744 compensation warrants.

•	On February 6, 2014, we issued 250,000 stock options to a consultant at $0.18 per share.
•	On June 23, 2014, we issued 2,500,000 common stock to Malagasy at $0.13 per share for the Molo Graphite Project.
•	On July 3 2014, we issued 4,800,000 stock options to directors and officers at $0.15 per share.
•	On September 18, 2014, 571,353 broker warrants were exercised at $0.126 for total proceeds of $72,049.
•	On September 26, 2014, we issued 34,285,714 shares of common stock at $0.14 per share raising $4,800,000.

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

ITEM 4. - CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the deficiencies noted in our management’s report on internal controls and procedures over financial reporting in our Form 10-K for the year ended June 30, 2014, our principal executive officer and our principal financial officer concluded that, given the size of our Company and its finance department, that our disclosure controls and procedures were not effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2014, no changes were made to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. - RISK FACTORS
Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. If any of the risks described below, or elsewhere in this report on Form 10-K, or our Company’s other filings with the Securities and Exchange Commission (the "SEC"), were to occur, our financial condition and results of operations could suffer and the trading price of our common stock could decline. Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline. You should carefully review the risk factors together with all other information contained in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended June 30, 2014, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. Our risk factors, including but not limited to the risk factors listed below, are as follows:

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
The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception. Since our inception, up to September 30, 2014, we had accumulated net losses of $89,370,340. If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Our primary exploration efforts are in the African country of Madagascar, where a new government has been in place since early 2014.
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

We are actively monitoring the political climate in Madagascar and continue to hold meetings with representatives of the government and the Ministry in charge of Mining (renamed Ministry of Strategic Resources).  The transformation or amendment of exploration and research mining permits within the country continues to be suspended.  Our Company has continued to pay taxes and administrative fees in Madagascar with respect to all the mining permits we hold.  These payments have been acknowledged and accepted by the Madagascar government.

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

In addition to being quoted on the OTCQX, our common shares trade on the Toronto Stock Exchange (“TSX”), Canada’s national stock exchange, under the symbol EGZ and on the Frankfurt Exchange under the symbol A1CXW3.

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

Currently our CEO and Principal Financial and Accounting Officer, concluded that our disclosure controls and procedures were ineffective as of the end of September 30, 2014, due to (1) inadequate segregation of duties consistent with control objectives; (2) lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

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

Until we can fully validate, the properties described herein have no known mineral reserves of any kind, as defined under U.S. Guidelines.
Further details regarding our Company’s properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 on the Green Giant Property in Madagascar and on the Molo Graphite Deposit in Madagascar, have been filed within our Company’s filings on Sedar at http://www.sedar.com (which website is expressly not incorporated by reference into this filing).

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

Public disclosure requirements and compliance with changing regulation of corporate governance pose challenges for our management team and result in additional expenses and costs which may reduce the focus of management and the profitability of our company.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have funded our business to date from sales of our securities. From July 1, 2013 through September 30, 2014, the Company issued the following unregistered securities:
•	On July 9, 2013, we issued 1,255,000 stock options to directors, officers and consultants at $0.11 per share.
•
Between July 26, 2013 and August 1, 2013, we closed a private placement raising $2,043,452. We issued 16,950,001 common stock at prices of $0.12 and $0.121 per share. We issued 402,000 compensation warrants at an exercise price of 0.11 and 150,000 compensation warrants at an exercise price of $0.12.

•	On September 19, 2013, we issued 750,000 stock options to directors, officers and consultants at $0.15 per share.
•	On October 9, 2013, we issued 250,000 stock options to a director at $0.13 per share.
•
On December 18, 2013 we closed a non-brokered financing and raised $1,479,024. We issued 11,189,215 common shares at $0.1322 per share. We also issued 671,353 compensation warrants at $0.115 per share.

•	On January 10, 2014, we issued 4,625,000 stock options to directors and officers at $0.18 per share.
•
On January 15, 2014 and January 31, 2014, we closed a private placement raising a total of $6,906,008. The Company issued 62,384,067 common shares at $0.111 and 31,192,033 common share purchase warrants. We also issued 3,396,744 compensation warrants.

•	On February 6, 2014, we issued 250,000 stock options to a consultant at $0.18 per share.
•	On June 23, 2014, we issued 2,500,000 common stock to Malagasy at $0.13 per share for the Molo Graphite Project.
•	On July 3 2014, we issued 4,800,000 stock options to directors and officers at $0.15 per share.
•	On September 18, 2014, 571,353 broker warrants were exercised at $0.126 for total proceeds of $72,049.
•
On September 26, 2014, we issued 34,285,714 shares of common stock at $0.14 per share raising $4,800,000. The Offering consisted of brokered and non-brokered portions, with our company issuing the brokers’ 1,928,571 shares of common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
There were no defaults upon senior securities during the period ended September 30, 2014.

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
99.1
Canadian National Instrument 43-101 Technical Report Update for Green Giant Property, Fotadrevo, Province of Toliara, Madagascar (Incorporated by reference to Exhibit 99.1 to the registrant's report on Form 8-K filed with SEC on July 9, 2010).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGIZER RESOURCES INC.

Dated: November 11, 2014

By:	/s/ Richard Schler
Name: Richard Schler
Title: Chief Executive Officer and Director

Dated: November 11, 2014

By:	/s/ Peter D. Liabotis
Name: Peter D. Liabotis
Title: Chief Financial Officer (Principal Accounting Officer)