Form 10-Q
period 2014-12-31
Energizer Resources, Inc.
filed 2015-02-11
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

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
_____________________

(416) 364-4911
(Issuer’s telephone number)
_____________________

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

As of February 10, 2015, there were 308,384,670 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Energizer Resources Inc.

PART 1
FINANCIAL INFORMATION
As used in these footnotes, “we”, “us”, “our”, “Energizer Resources”, “Energizer”, “Company” or “our company” refers to Energizer Resources Inc. and all of its subsidiaries.

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General
The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended December 31, 2014 are not necessarily indicative of the results that can be expected for the year ending June 30, 2015.

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “CAD$” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

ENERGIZER RESOURCES INC.
(An Exploration Stage Company)

Unaudited Condensed Consolidated Interim Financial Statements

For the six month period ended December 31, 2014

(Expressed in US Dollars)

Energizer Resources Inc.
Condensed Consolidated Interim Balance Sheets
(Expressed in US Dollars)

	December 31, 2014	June 30, 2014
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents	$1,358,571	$1,250,383
Amounts receivable and prepaid expenses (note 4)	239,037	430,596
Loan to related parties (note 4)	87,763	94,512
Marketable securities (note 5)	3,870	70,277

Total current assets	1,689,241	1,845,768
Equipment (note 6)	99,476	126,385

Total assets	$1,788,717	$1,972,153

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities:
Accounts payable and accrued liabilities (note 4)	$846,902	$1,816,623
Deferred premium on flow-through shares (note 8)	-	37,145
Warrant liability (note 11)	1,341,032	1,830,151
Total liabilities	2,187,934	3,683,919

Stockholders' Deficiency
Common stock, 650,000,000 shares authorized, $0.001 par value,
308,384,670 issued and outstanding (June 30, 2014 -
268,627,603) (note 9)	308,385	268,627
Additional paid-in capital (note 9)	89,652,421	84,265,060
Accumulated comprehensive (loss) / income	(9,323)	8,771
Accumulated deficit	(90,350,700)	(86,254,224)

Total stockholders' deficiency	(399,217)	(1,711,766)

Total liabilities and stockholders' deficiency	$1,788,717	$1,972,153

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Going Concern (note 1)

Mineral Properties (note 7)

Commitments (note 13)

Energizer Resources Inc.
Unaudited Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)

	For the six months		For the three months
	ended December 31,		ended December 31,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Expenses
Mineral exploration expense (notes 4 and 7)	3,233,878	1,584,290	1,607,502	547,556
Stock-based compensation (notes 4, 9 and 10)	404,160	241,819	-	27,550
General and administrative (note 4)	500,664	593,735	268,472	344,483
Professional and consulting fees (note 4)	472,052	624,550	240,155	330,694
Depreciation (note 6)	26,909	11,967	15,540	5,296
Foreign currency translation loss / (gain)	3,827	(90,570)	33,137	(40,807)
Total expenses	4,641,490	2,965,791	2,164,806	1,214,772
Net loss from operations	(4,641,490)	(2,965,791)	(2,164,806)	(1,214,772)

Other Income
Investment income	6,472	7,400	2,497	6,470
Sale of flow-through tax benefits (note 8)	37,145	-	8,724	-
Impairment of marketable securities (note 5)	-	(63,849)	-	-
Gain on sale of marketable securities (note 5)	12,278	-	12,278	-
Change in fair value of warrant liability (note 11)	489,119	-	990,514	-

Net Loss	(4,096,476)	(3,022,240)	(1,150,793)	(1,208,302)
Unrealized (loss)/gain in marketable securities	(5,816)	4,439	(5,816)	5,439
Recognition of other than temporary loss (note 5)	-	63,849	-	-
Realized gains included in net loss (note 5)	(12,278)	-	(12,278)	-

Comprehensive loss	$(4,114,570)	$(2,953,952)	$(1,168,887)	$(1,202,863)

Loss per share - basic and diluted (note 12)	$(0.01)	$(0.02)	$(0.00)	$(0.01)

Weighted average shares outstanding -
basic and diluted (note 12)	286,991,806	189,902,681	303,538,222	194,152,780

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
Unaudited Condensed Consolidated Interim Statements of Cash Flows
(Expressed in US Dollars)

	For the six months ended December 31,
	2014	2013

Operating Activities
Net loss	$(4,096,476)	$(3,022,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,909	11,967
Gain on sale of marketable securities	(12,278)	(4,545)
Change in fair value of warrant liability	(489,119)	-
Stock-based compensation	404,160	241,819
Impairment of marketable securities	-	63,849
Sale of flow-through tax benefits	(37,145)	-
Change in operating assets and liabilities:
Amounts receivable and prepaid expenses	191,559	(59,867)
Accounts payable and accrued liabilities	(969,721)	(84,824)

Net cash used in operating activities	(4,982,111)	(2,853,841)

Financing Activities
Proceeds from issuance of common stock, net of costs	4,956,775	3,314,757
Exercise of warrants	72,049	-

Net cash provided by financing activities	5,028,824	3,314,757

Investing Activities
Loan to related party	6,749	56,474
Purchases of marketable securities, net of sales	-	(103,763)
Proceeds on sale of marketable securities	54,726	55,424

Net cash provided by investing activities	61,475	8,135

Increase in cash and cash equivalents	108,188	469,051
Cash and cash equivalents - beginning of period	1,250,383	825,100

Cash and cash equivalents - end of period	$1,358,571	$1,294,151

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month period ended December 31, 2014
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

These condensed consolidated interim financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to generate revenue from mining operations or pay dividends and is unlikely to do so in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing to continue operations, the Company's ability to attract joint venture partners and off-take contracts and the attainment of profitable operations. As of December 31, 2014, the Company has accumulated losses of $90,350,700. As such, there is substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
For the six month period ended December 31, 2014
(Expressed in US Dollars)

3.	Recent Accounting Pronouncements Potentially Affecting The Company

The following are recent FASB accounting pronouncements, which may have an impact on the Company's future consolidated financial statements.

-
“Income Taxes (ASC Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists" ("ASU 2013-11") was issued during July 2013. FASB issued guidance on how to present an unrecognized tax benefit. The guidance is effective for annual periods beginning after December 15, 2013 for public companies. The Company has adopted this pronouncement during the current period.

-
“Presentation of Financial Statements Going Concern (ASC Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15") was issued during August 2014. FASB issued guidance on how to account for and disclose going concern risks. This guidance is effective for annual periods beginning after December 15, 2016.

The adoption of ASC Topic 740 did not have a significant impact on the Company's results of operations, financial performance or cash flows. The Company is currently evaluating the impact of ASU Topic 2014-15 on its financial statements.

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

The following are the related party transactions for the six month period ended December 31, 2014:

a)
The Company incurred $52,200 (December 31, 2013: $60,000), in office administration and rent, included in general and administrative expenses, from a public company related by common management, Red Pine Exploration Inc (TSX.V: "RPX").

b)
2,700,000 (December 31, 2013: 1,870,000) stock options were issued to related parties during the period with an exercise price of $0.15 (December 31, 2013: between $0.11 and $0.15). These stock options were valued at $227,340 (December 31, 2013: $241,819) using the Black-Scholes pricing model and were issued to directors and officers of the Company and included in stock-based compensation (see note 10).

c)
The Company incurred $327,862 (December 31, 2013: $461,272) in expenses to directors and officers or companies under their control, $146,402 (December 31, 2013: $107,500) of which is included in mineral exploration expenses and $181,460 (December 31, 2013: $353,772) which is included in professional and consulting fees.

d)
The Company incurred $1,704,809 (December 31, 2013: $7,760) in charges from a mining and engineering firm for which one of the Company's directors serves as a senior officer and a director which was included in mineral exploration expense.

e)
During the year ended June 30, 2014, the Company entered into an agreement to option a 75% interest in the Sagar Property to Honey Badger Exploration Inc. (TSX-V: "TUF"), a public company related by common management (see Note 7).

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month period ended December 31, 2014
(Expressed in US Dollars)

4.	Related Party Transactions and Balances - continued

The following are the related party balances as of December 31, 2014:

a)
Related party balances of $Nil (June 30, 2014: $54,764) were included in amounts receivable and prepaid expenses and $52,200 (June 30, 2014: $33,019) related to rent, was included in accounts payable and accrued liabilities.

b)
During May 2014, the Company advanced a short-term loan to MacDonald Mines Exploration Ltd. (TSX-V: "BMK") totaling $86,007 (June 30, 2014: $47,081). This loan is interest bearing at a rate of 5%. No amounts have been paid back up to December 31, 2014. Accrued interest due totalled $1,756 as at December 31, 2014, and is included in the balance.

c)
Of the $1,704,809 (June 30, 2014: $7,760) in charges from a mining and engineering firm for which one of the Company's former directors serves as a senior officer and director. $301,700 (June 30, 2014: $633,416) is included in accounts payable and accrued liabilities.

d)	$129,010 (June 30, 2014: $264,922) is included within accounts payable and accrued liabilities as a committed amount due to the former Chief Executive Officer of the Company.

5.	Marketable Securities

Marketable securities consist of available-for-sale securities over which the Company does not have significant influence or control. $3,870 (June 30, 2014: $70,277) was invested in TSX-Venture listed entities. For the six months ended December 31, 2013, the Company determined that $63,849 of unrealized losses were other than temporary and as such were recognized as an "other expense" in net loss and removed from accumulated other comprehensive income. During the six month period ended December 31, 2014, the Company sold marketable securities and recognized a gain on sale of $12,278 which has been recorded in the statement of operations and comprehensive loss and removed from accumulated other comprehensive income.

6.	Equipment

		Accumulated	December 31, 2014	June 30, 2014
	Cost	Depreciation	Net Book Value	Net Book Value

Exploration equipment	$195,561	$96,085	$99,476	$126,385

For the six month period ended December 31, 2014, depreciation expense totaled $26,909 (December 31, 2013: $11,967).

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month period ended December 31, 2014
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

On April 16, 2014, the Company signed a Sale and Purchase Agreement and a Mineral Rights Agreement with Malagasy to acquire the remaining 25% interest. The Company made the following payments: $364,480 (CAD$400,000); issued 2,500,000 common shares subject to a 12 month voluntary vesting period and valued at $325,000; and issued 3,500,000 common share purchase warrants, valued at $320,950 using the Black-Scholes pricing model with an exercise price of $0.14 and an expiry date of April 15, 2019. The Company is required to make a cash payment of $655,922 (CAD$700,000) and issue 1,000,000 common shares within five days of the completion of a bankable feasibility study (“BFS”) for the Molo Graphite Project or the formal announcement of a decision to mine; and a cash payment of $937,032 (CAD$1,000,000) within five days of the commencement of commercial production. Malagasy retains a 1.5% net smelter return royalty ("NSR"). The Company also acquired a 100% interest to the industrial mineral rights on approximately 1-1/2 additional claim blocks comprising 10,811 hectares immediately to the east and adjoining the Molo Graphite Project.

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

On February 28, 2014, the Company signed an agreement to sell an interest in the Sagar property to TUF, a public company related by common management. On July 31, 2014, the Company revised the terms of this agreement. Under the revised agreement, in order for TUF to acquire an initial 35% interest in the property, the Company will receive CAD$150,000 and TUF will spend CAD$1,500,000 developing the property. TUF can earn further percentage interests up to 75% over a four year period by spending a total of $7,739,100 (CAD$9,000,000), paying the Company $773,910 (CAD$900,000) and issuing to the Company the lesser of 15% of its issued and outstanding shares or 35,000,000 shares. Once these commitments have been met, TUF can acquire the remaining interest by paying the Company an additional $1,719,800 (CAD$2,000,000) and issuing the lesser of 19.5% of TUF outstanding shares or up to 60,000,000 shares, including all previously issued shares.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month period ended December 31, 2014
(Expressed in US Dollars)

8.	Deferred Premium on Flow-Through Shares

The premium paid for flow-through shares in excess of the market value of the shares without a flow-through feature is initially recognized as a liability. The liability is subsequently reduced and recorded in the consolidated statements of comprehensive loss on a pro-rata basis based on the corresponding eligible flow-through expenditures that have been incurred. The following summarizes the deferred premium liability on flow-through transactions for the period ended December 31, 2014.

Deferred premium on flow-through shares, June 30, 2014	$37,145
Recorded to consolidated statement of comprehensive loss	(37,145)

Deferred premium on flow-through shares, December 31, 2014	$-

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

e)
On December 18, 2013 the Company closed a private placement raising a total of $1,479,024. The Company issued 11,189,215 common shares at a price of $0.132. The Company paid fees of $98,176 and issued 671,353 compensation warrants at an exercise price of $0.121. Each compensation warrant expires eighteen months from the date of issue.

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
For the six month period ended December 31, 2014
(Expressed in US Dollars)

9.	Common Stock and Additional Paid-in Capital - continued

g)
On January 15, 2014 and January 31, 2014, the Company closed a private placement raising a total of $6,906,008. The Company issued 62,384,067 common shares at a price of $0.111 and 31,192,033 common share purchase warrants with an exercise price of $0.155. Of the 31,192,033 common share purchase warrants, 29,152,033 expire on January 14, 2017, 1,450,000 expire on June 14, 2015 and 590,000 expire on January 31, 2017. The Company paid fees, including commissions, legal fees and TSX fees of $649,707 and issued 3,396,744 compensation warrants at an exercise price of $0.121. Each compensation warrant expires eighteen months from the date of issue.

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

l)
On September 26, 2014 the Company closed a private placement raising a total of $4,800,000. The Company issued 34,285,714 common shares at a price of $0.14. The Company paid fees, including commissions, legal fees and TSX fees of $413,225 and issued 1,928,571 compensation common share purchase warrants at an exercise price of $0.14 and an expiry date of September 26, 2016.

m)
On December 30, 2014 the Company closed a private placement raising a total of $588,000. The Company issued 4,900,000 common shares at a price of $0.12. The Company paid fees, including commissions, legal fees and TSX fees of $24,822 and issued 147,000 compensation common share purchase warrants at an exercise price of $0.12 and an expiry date of December 30, 2016.

n)
On December 16, 2014 the authorized capital of the Company was increased from an aggregate of four hundred fifty million (450,000,000) shares to six hundred fifty million (650,000,000) shares, par value of $0.001 per share, of which 640,000,000 will be deemed common shares and the remaining 10,000,000 will be deemed eligible to be divisible into classes, series and types as designated by the board of directors.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month period ended December 31, 2014
(Expressed in US Dollars)

10.	Stock Options

On March 9, 2006, the Company filed a Form S-8 registration statement in connection with its newly adopted 2006 Stock Option Plan (the "2006 Plan") allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares. On December 18, 2006, February 16, 2007, July 11, 2007, September 29, 2009, May 3, 2011, March 1, 2012, February 27, 2013, December 23, 2013 and January 30, 2015, the 2006 Plan was amended to increase the stock option pool by a total of 41,000,000 additional common shares.

The following is a continuity schedule of the Company's stock options, all of which vest on the grant date:

	Number of Stock Options	Weighted-Average Exercise Price ($)

Outstanding and exercisable, June 30, 2013	27,140,000	0.28
Issued	7,130,000	0.16
Expired	(5,600,000)	0.39
Cancelled	(200,000)	0.26

Outstanding and exercisable, June 30, 2014	28,470,000	0.23
Issued	4,800,000	0.15
Cancelled	(200,000)	0.19

Outstanding and exercisable, December 31, 2014	33,070,000	0.22

The following is a summary stock options outstanding as of December 31, 2014:

Exercise Price ($)	Number of Stock Options	Expiry Date

0.30	3,700,000	July 1, 2016
0.29	1,695,000	July 13, 2016
0.20	1,800,000	October 24, 2016
0.21	2,240,000	December 1, 2016
0.28	5,850,000	March 7, 2017
0.23	180,000	May 23, 2017
0.21	5,725,000	February 27, 2018
0.11	1,205,000	July 9, 2018
0.15	750,000	September 19, 2018
0.13	250,000	October 9, 2018
0.18	4,625,000	January 10, 2019
0.18	250,000	February 6, 2019
0.15	4,800,000	July 3, 2019
	33,070,000

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month period ended December 31, 2014
(Expressed in US Dollars)

11.	Warrants

The following is a continuity schedule of the Company's common share purchase warrants:

	Number of Warrants	Weighted-Average Exercise Price ($)

Outstanding and exercisable, June 30, 2013	3,513,599	0.46
Issued	39,312,130	0.16	*
Expired	(270,000)	0.19

Outstanding and exercisable, June 30, 2014	42,555,729	0.16	*
Issued	2,075,571	0.14
Exercised	(571,353)	0.12	*
Expired	(892,028)	0.20	*

Outstanding and exercisable, December 31, 2014	43,167,919	0.15	*

* Amount represents the converted USD exercise price

The following is a summary common share purchase warrants outstanding as of December 31, 2014:

Exercise		Number of	Expiry
Price ($)		Warrants	Date

0.12	(b)	100,000	June 19, 2015
0.12	(b)	3,396,744	July 14, 2015
0.16	(c)	1,450,000	July 14, 2015
0.14		1,928,571	September 26, 2016
0.18	(a)	2,903,571	November 15, 2016
0.12		147,000	December 30, 2016
0.16	(c)	29,152,033	January 14, 2017
0.16	(c)	590,000	January 31, 2017
0.14		3,500,000	April 15, 2019
		43,167,919

(a)
On December 24, 2013, the Company re-priced and extended the term of the common share purchase warrants from an expiry of November 15, 2015 and an exercise price of $0.23 to November 15, 2016 and $0.18, respectively.

(b)	The exercise price is CAD$0.14.
(c)	The exercise price is CAD$0.18.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month period ended December 31, 2014
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

	December 31, 2014	June 30, 2014

Exercise price	$0.155	$0.134
Risk free rate	1.02%	1.19%
Expected volatility	91.3%	88%
Expected Dividend yield	Nil	Nil
Expected life (in years)	1.97	2.48

	December 31, 2014	June 30, 2014

Beginning balance, derivative warrant liability	$1,830,151	$-
Origination of derivative warrant liability January 2014	-	1,806,865
(Gain)/Loss on change in fair value of derivative warrant liability	(489,119)	23,286

Ending balance, derivative warrants liability	$1,341,032	$1,830,151

12.	Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common stock outstanding. Diluted loss per share and the weighted average number of shares of common stock exclude all potentially dilutive shares since their effect is anti-dilutive. As at December 31, 2014, there were a total of 76,237,919 (December 31, 2013: 33,181,952) potentially dilutive stock options and common share purchase warrants outstanding.

13.	Commitments

The Company was required to spend and renounce $4,095,631 (CAD$4,761,990) on qualifying Canadian Exploration Expenditures before December 31, 2014. The Company has met this commitment.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month period ended December 31, 2014
(Expressed in US Dollars)

14.	Segmented Reporting

The Company operates one operating segment, that being the exploration and development of mineral properties. The Company's Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer are the operating decision-makers, and direct the allocation of resources to geographic segments. No revenue has been generated by these properties. A summary of mineral exploration expenses by geographic area is as follows:

For the period ended December 31, 2014	Madagascar	Canada	Total

Mineral exploration expense	$1,666,360	$1,567,518	$3,233,878

For the period ended December 31, 2013	Madagascar	Canada	Total

Mineral exploration expense	$871,238	$713,052	$1,584,290

As at December 31, 2014, $54,599 (June 30, 2014: $58,110) in cash was held in Africa and $1,303,972 (June 30, 2014: $1,192,273) in cash held in Canada. All of the Company's remaining assets were held in Canada.

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

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND – COMPANY OVERVIEW
Our company is a State of Minnesota, United States of America incorporated entity. Our fiscal year end is June 30. Our principal business is the acquisition and exploration of mineral resources. During fiscal 2008, we incorporated Energizer Resources (Mauritius) Ltd., a Mauritius subsidiary and Energizer Resources Madagascar Sarl, a Madagascar subsidiary. During fiscal 2009, we incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl, a Madagascar subsidiary, which holds the Green Giant Property in Madagascar (see note 7). During fiscal 2012, we incorporated Madagascar-ERG Joint Venture (Mauritius) Ltd., a Mauritius subsidiary and ERG (Madagascar) Sarl, a Madagascar subsidiary. ERG (Madagascar) Sarl is 100% owned by Madagascar-ERG Joint Venture (Mauritius) Ltd. which is now owned 100% by Energizer Resources (Mauritius) Ltd. ERG (Madagascar) Sarl holds the Malagasy Joint Venture Ground. During fiscal 2014, we incorporated 2391938 Ontario Inc., an Ontario, Canada subsidiary. In addition, we own a 25% interest in Ampanihy Exploration Ltd, a Mauritius company who holds a 100% interest in Ampex Sarl, a Madagascar company. Ampex Sarl holds the non-industrial mineral rights on certain Green Giant permits. We have not yet fully determined whether its properties contain mineral reserves that are economically recoverable.

We have not had any bankruptcy, receivership or similar proceeding since incorporation. Except as described below, there have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

On December 16, 2014 the authorized capital of the Company was increased from an aggregate of four hundred fifty million (450,000,000) shares to six hundred fifty million (650,000,000) shares, par value of $0.001 per share, of which 640,000,000 will be deemed common shares and the remaining 10,000,000 will be deemed eligible to be divisible into classes, series and types as designated by the board of directors.

Summary of Our Business
We are an exploration stage company engaged in the search for graphite, vanadium, gold, uranium and other minerals. We have an interest in properties located in the African country of Madagascar and Canada in the Province of Québec. Under the definitions of U.S. Guidelines, none of the properties in which we hold an interest have economically feasible known mineral reserves of any kind at this time. As such, the work programs planned by us are exploratory in nature.

Our executive offices are currently located at 520–141 Adelaide Street West, Toronto, Ontario, Canada M5H 3L5. Our telephone number is (416) 364-4911. We maintain a website at www.energizerresources.com (which website is expressly not incorporated by reference into this filing). These offices are leased on a month-to-month basis, and our monthly rental payments are currently approximately $8,500 per month.

Further details regarding each of our Madagascar properties, although not incorporated by reference, including the comprehensive geological report prepared in compliance with Canada’s National Instrument 43-101 - Standards of Disclosure for Mineral Properties (“NI 43-101”) on our Molo Graphite Project and separately our technical report on our Green Giant Property in Madagascar can be found on our Company’s website: www.energizerresources.com (which website is expressly not incorporated by reference into this filing) or in our Company’s Canadian regulatory filings on www.sedar.com (which website and content is expressly not incorporated by reference into this filing). U.S. investors are cautioned that mineral resources that are not mineral “reserves” do not have demonstrated economic viability and there can be no assurance that any part of a mineral deposit included in the measured and indicated categories will ever be converted into a reserve. Please also refer to “Cautionary Note Regarding Resource and Reserve Calculation” discussed below.

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

Properties
Cautionary Note Regarding Resource and Reserve Calculation – Energizer Resources Inc. reports mineral reserve estimates in accordance with U.S. SEC Industry Guide 7. Canadian investors should review the mineral resource estimates prepared in accordance with NI 43-101 found in the Company’s technical report titled "Molo Graphite Project Fotadrevo Province of Toliara, Madagascar Preliminary Economic Assessment Technical Report Update” dated April 12, 2013 (prepared by DRA Mineral Projects Pty Ltd and authored by John Hancox, Pri.Sc.Nat, Desmond Subramani, Pri.Sc.Nat, Dave Thompson and Glenn Bezuidenhout, all Qualified Persons as defined by NI 43-101, and independent of Energizer Resources for the purposes of NI 43-101 requirements) and the technical report titled “Molo Graphite Project, Fotadrevo, Province of Toliara, Madagascar” dated September 25, 2014 (prepared by Philip John Hancox, Pr.Sci.Nat. and Desmond Subramani, Pr.Sci.Nat. who are Qualified Persons as defined by NI 43-101, and independent of Energizer Resources for the purposes of NI 43-101 requirements) in respect of the Molo Project and the Company’s technical report titled “Green Giant Property Technical Report Update NI 43-101, Fotadrevo, Province of Toliara, Madagascar” (prepared by Pierre Desautels, P.Geo., Todd McCracken, P.Geo., and Andy Holloway, P.Eng., C.Eng. who are Qualified Persons as defined by NI 43-101, and independent of Energizer Resources for the purposes of NI 43-101 requirements) dated June 24, 2010, in respect of the Green Giant Property. Canadian investors should refer to the technical reports for a discussion in respect of certain key assumptions, parameters and methods in respect to the mineral resource disclosure. U.S. investors are cautioned that mineral “resources” that are not mineral “reserves” do not have demonstrated economic viability and there can be no assurance that any part of a mineral deposit included in the measured and indicated categories will ever be converted into a reserve.

The disclosure in this report uses mineral resource classification terms that comply with reporting standards in Canada and are made in accordance with NI 43-101. NI 43-101 establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. These standards differ significantly from the mineral reserve disclosure requirements of the SEC set forth in Industry Guide 7. Consequently, information regarding mineralization contained in this report is not comparable to similar information that would generally be disclosed by U.S. companies in accordance with the rules of the SEC. Under SEC standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Among other things, all necessary permits would be required to be in hand or issuance imminent in order to classify mineralized material as reserves under the SEC standards. This report uses the terms “measured mineral resources,” “indicated mineral resources” and “inferred mineral resources” to comply with the reporting standards in Canada. The SEC does not recognize mineral resources and U.S. companies are generally not permitted to disclose mineral resources of any category in documents they file with the SEC. Investors are specifically cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves as defined in NI 43-101 or Industry Guide 7. Further, “inferred mineral resources” have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Therefore, investors are also cautioned not to assume that all or any part of an inferred resource exists. It cannot be assumed that all or any part of “measured mineral resources,” “indicated mineral resources,” or “inferred mineral resources” will ever be upgraded to a higher category. Investors are cautioned not to assume that any part of the reported “measured mineral resources,” “indicated mineral resources,” or “inferred mineral resources” in this report are economically or legally mineable. For the above reasons, information contained in this report containing descriptions of our mineral resource estimates are not comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements of the SEC.

Mr. Craig Scherba, P.Geo., President and COO is the qualified person who reviewed and approved the technical information provided in this report.

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

On October 24, 2013, we signed a Memorandum of Understanding ("MOU") with Malagasy to acquire the remaining 25% interest in land position. On April 16, 2014, we signed a Sale and Purchase Agreement and a Mineral Rights Agreement with Malagasy to acquire the remaining 25% interest. We made the following payments: CAD$400,000; issued 2,500,000 common shares subject to a 12 month voluntary vesting period and valued at $325,000; and issued 3,500,000 common share purchase warrants. We will make a cash payment of CAD$700,000 and issue 1,000,000 common shares within five days of completion of a bankable feasibility study (“BFS”) or the formal announcement of a decision to mine; and a cash payment of CAD$1,000,000 within five days of the commencement of commercial production. Malagasy retains a 1.5% net smelter return royalty ("NSR"). We also acquired a 100% interest to the industrial mineral rights on approximately 1-1/2 additional claim blocks comprising 10,811 hectares to the east and adjoining the Molo Graphite Project. We will continue to own a 100% interest in the industrial mineral rights, which includes our Canadian NI 43-101 vanadium resource estimate, comprising an indicated mineral resource of 49.5 million tonnes at an average grade of 0.693% vanadium pentoxide (V2O5) and an inferred mineral resource of 9.7 million tonnes at an average grade of 0.632% V2O5 at a cut-off of 0.5% V2O5. Canadian investors should refer to the technical reports for a discussion in respect of certain key assumptions, parameters and methods in respect to the mineral resource disclosure. Please also refer to “Cautionary Note Regarding Resource and Reserve Calculation” discussed above.

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

Employees
As of February 9, 2015, we had 10 total employees, 7 full-time and 3 part-time employees. In addition to our full time employees, we engage consultants to serve several important managerial and non-managerial functions for us.

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

The primary objectives for analyzing the bulk samples at a 'pilot plant scale' were as follows:
●	Confirm the robustness of the proposed metallurgical flow-sheet that was first developed on a laboratory scale under continuous conditions
●	Develop process design criteria for the Full Feasibility Study
●	Generate large samples of concentrate for evaluation by potential off take partners

The metallurgical results confirmed the proposed flow sheet, and that the graphite flakes from the Molo deposit can be upgraded to high-grade graphite concentrate by means of simple flotation.

Bulk sample highlights:
●	The average mass recovery into the large and extra-large flake category (greater than +80 mesh) was 43.5% based on the results of fifteen size fraction analyses of the combined concentrate;
●	The average grade of the extra-large flake (greater than +48 mesh) was 97.7%Ct (Total Carbon)
●	The average grade of the large flake (greater than +80 mesh) was 97.4%Ct;
●	The average grade of the medium flake (greater than +200 mesh) was 96.7% Ct; and
●	The majority of the impurities reported to the small flake size fractions (-400 mesh).

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

Molo Average Flake Size Analysis

A part of the full feasibility study, the Company conducted an infill resource delineation program from May 2014-June 2012. This program consisted of the following:
●	Trenching (9 trenches for 1,876 metres)
●	Diamond drilling of 32 diamond drill holes over 2,063 metres

Madagascar Infrastructure
•	Road Access
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

RESULTS OF OPERATIONS

We have had no operating revenues from inception on March 1, 2004 through to December 31, 2014. Our activities have been financed from the proceeds of securities subscriptions. Explanations for material fluctuations during the six-month period ended December 31, 2014 when compared to the six-month period ended December 31, 2013 are as follows:

•
Amounts spent on mineral properties totalled $3,233,878 (December 31, 2013: $1,584,290), which represents an increase of $1,649,588. $1.7 million was spent on the Madagascar Molo graphite project primarily on advancing the bankable feasibility study with DRA Minerals (our EPCM) and $1.5 was spent on the Sagar Property on a drill program to satisfy our Canadian tax agency flow-through share commitment. As the flow-through share commitment has been satisfied, we anticipate costs going forward on the Sagar Property will decrease and ultimately be eliminated.

•
Professional fees totalled $472,052, down $152,498 from the six-month period ended December 31, 2013 total of $624,550. This represents a 24% decrease in costs between periods. A decrease of approximately $35,000 in legal and audit fees, $40,000 decrease in consulting fees to current and former executive team members, and a $35,000 decrease in listing and filing fees were the primary reasons for this reduction.

•
General and administrative costs relate to costs associated with running the Toronto office and the Madagascar operations, cost for travel, investor relations fees and TSX fees. These costs decreased by $93,071 between periods (December 31, 2014: $500,664 and December 31, 2013: $593,735). Travel costs were approximately $35,000 lower, promotion expenses were $20,000 lower, rental charges were 8,000 lower and courier and postage costs were $10,000 lower. These account for the majority of the reduction in general and administrative costs.

•
Stock-based compensation increased by $162,341 (December 31, 2014: $404,160 and December 31, 2013: $241,819). This expense is the Black-Scholes theoretical cost to issue stock options. A total of 4,800,000 stock options were issued during the six-month period ended December 31, 2014 (December 31, 2013: 2,255,000 stock options issued).

•	Depreciation increased by $14,942 (December 31, 2014: $26,909, December 31, 2013: $11,967). This increase is due to the purchase of fixed assets which occurred late in fiscal 2014.
•
Foreign currency translation was in a loss position for the period ended December 31, 2014 (loss of $3,827) and a loss position during the period ended December 31, 2013 (gain of $90,570). This item arises due to the fluctuations in foreign currency exchange rates at the time that transactions occur in a currency other than our functional currency of US dollars and due to the revaluation of balance sheet items from foreign currencies into US dollars as of the date of the balance sheet, namely December 31, 2014. During the current period ended, the U.S. dollar continued materially to strengthened relative to the Canadian dollar and other currencies that the Company transacts in resulting in a small loss.

•
Investment income decreased increased by $928, specifically from $6,472 for the six-month period ended December 31, 2013 to $7,400 for the six-month period ended December 31, 2014. These amount relate to returns on our passive investments and interest income on cash balances.

•
The warrant liability change resulted in a decrease in net loss by $489,119 for the six-month period ended December 31, 2014. This warrant liability did not exist as of December 31, 2013. Certain warrants that are currently issued by our company are considered derivative instruments as they were issued in Canadian Dollars, a currency other than the Company's functional currency of the US dollar. The estimated fair value of warrants accounted for as liabilities was determined on as of December 31, 2014 and are marked to market at each financial reporting period. The change in fair value of the warrant liability is recorded in the consolidated statements of operations and comprehensive loss as a gain or loss and estimated using the Binomial model.

•
For the six month period ended December 31, 2014, the Company sold marketable securities and recognized a gain on sale of $12,278 (December 31, 2013: $Nil) which has been recorded in the statement of operations and comprehensive loss and removed from accumulated other comprehensive income.

•
For the six months ended December 31, 2013, the Company determined that $63,849 of unrealized losses were other than temporary and as such were recognized as an "other expense" in net loss and removed from accumulated other comprehensive income. No entry was recorded for the six-month period ended December 31, 2014.

Liquidity, Capital Resources and Foreign Currencies
As at December 31, 2014, we had cash on hand of $1,358,571. Our working capital was $842,339 which excludes the warrant liability which are non-cash items reflected as liabilities. We hold a material portion of cash reserves in Canadian dollars. Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in translation gains or losses in US dollar terms. If there was to be a significant decline in the Canadian dollar against the US dollar, the US dollar value of that Canadian dollar cash position presented on our balance sheet would also significantly decline. If the US dollar significantly declines relative to the Canadian dollar, our quoted US dollar cash position would also significantly decline. Such foreign exchange declines could cause us to experience losses. In addition to paying expenses in Canadian dollars, we also pay expenses in South African Rand, Madagascar Ariary and Australian Dollars. During the current period ended December 31, 2014, the U.S. dollar materially strengthened relative to the Canadian dollar and other currencies that our company transacts. Therefore, we are subject to risks relating to movements in those currencies.

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

•	For the year ended June 30, 2014, we raised net proceeds of $9,559,926 through the issuance of 90,523,283 common shares and 39,185,714 common share purchase warrants.
•
For the six-month period ended December 31, 2014, we raised net proceeds of $4,956,775 through the issuance of 39,757,067 common shares and $72,049 through the exercise of 571,353 common share broker warrants.

We will require additional funding during fiscal 2015, which will likely be in the form of equity financing from the sale of our common shares. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of common shares for additional phases of exploration.

Issuances of Securities
We have funded our business to date from sales of our securities. From July 1, 2013 through December 31, 2014, the Company issued the following unregistered securities:
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

•	On February 6, 2014, we issued 250,000 stock options to a consultant at $0.18 per share.
•	On June 23, 2014, we issued 2,500,000 common stock to Malagasy at $0.13 per share for the Molo Graphite Project.
•	On July 3 2014, we issued 4,800,000 stock options to directors and officers at $0.15 per share.
•	On September 18, 2014, 571,353 broker warrants were exercised at $0.126 for total proceeds of $72,049.
•	On September 26, 2014, we issued 34,285,714 shares of common stock at $0.14 per share raising $4,800,000.
•	On December 31, 2014, we issued 4,900,000 shares of common stock at $0.12 per share raising $588,000.

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

ITEM 4. - CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the deficiencies noted in our management’s report on internal controls and procedures over financial reporting in our Form 10-K for the year ended June 30, 2014, our principal executive officer and our principal financial officer concluded that, given the size of our Company and its finance department, that our disclosure controls and procedures were not effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2014, the company appointed two independent directors to make the majority of the board independent and resulting in effective oversight at a board level in the establishment and monitoring of required internal controls and procedures.

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
The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception. Since our inception, up to December 31, 2014, we had accumulated net losses of $90,350,700. If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

The newly elected President was inaugurated on January 25, 2014 and the lower house of Parliament took office in February 2014. A government reshuffle occurred in early 2015, with the naming of a new Prime Minister on January 14, 2015. Ministers composing the new government were named on January 25, 2015.

We are actively monitoring the political climate in Madagascar and continue to hold meetings with representatives of the government and the Ministry attached to the Presidency in charge of Mining. The transformation or amendment of exploration and research mining permits within the country continues to be suspended. Our Company has continued to pay taxes and administrative fees in Madagascar with respect to all the mining permits we hold. These payments have been acknowledged and accepted by the Madagascar government.

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

Currently our CEO and Principal Financial and Accounting Officer, concluded that our disclosure controls and procedures were ineffective as of the end of December 31, 2014, due to (1) inadequate segregation of duties consistent with control objectives; (2) lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

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

Due to the speculative nature of mineral property exploration, there is substantial risk that our assets will not go into commercial production and our business will fail.
Exploration for minerals is a speculative venture involving substantial risk. We cannot provide investors with any assurance that our claims and properties will ever enter into commercial production. The exploration work that we intend to conduct on our claims or properties may not result in the commercial production of graphite, vanadium, gold, uranium, or other minerals. Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have funded our business to date from sales of our securities. From July 1, 2013 through December 31, 2014, the Company issued the following unregistered securities:
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
•
On September 26, 2014, we issued 34,285,714 shares of common stock at $0.14 per share raising $4,800,000. The Offering consisted of brokered and non-brokered portions, with our company issuing 1,928,571 On September 26, 2014, we issued 34,285,714 shares of common stock at $0.14 per share raising $4,800,000. The Offering consisted of brokered and non-brokered portions, with our company issuing 1,928,571 compensation common share purchase warrants. .

•	On December 30, 2014, we issued 4,900,000 shares of common stock at $0.12 per share raising $588,000. We also issued 147,000 compensation common share purchase warrants.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
There were no defaults upon senior securities during the period ended December 31, 2014.

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

ENERGIZER RESOURCES INC.

Dated: February 11, 2015

By:	/s/ Richard Schler
	Name:	Richard Schler
	Title:	Chief Executive Officer and Director

Dated: February 11, 2015

By:	/s/ Peter Liabotis
	Name:	Peter Liabotis
	Title:	Chief Financial Officer (Principal Accounting Officer)