Form 10-Q
period 2015-03-31
Energizer Resources, Inc.
filed 2015-05-15
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51151

ENERGIZER RESOURCES INC.
 (Exact name of registrant as specified in its charter)

Minnesota	20-0803515
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

520 – 141 Adelaide Street West, Toronto, Ontario	M5H 3L5
(Address of principal executive offices)	(Zip Code)
 _______________________

(416) 364-4911
(Registrant’s telephone number, including area code)
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

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General
The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2015 are not necessarily indicative of the results that can be expected for the year ending June 30, 2015.

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “CAD$” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

ENERGIZER RESOURCES INC.
(An Exploration Stage Company)

Unaudited Condensed Consolidated Interim Financial Statements

For the nine month period ended March 31, 2015

(Expressed in US Dollars)

Energizer Resources Inc.
Unaudited Condensed Consolidated Interim Balance Sheets
(Expressed in US Dollars)

	March 31, 2015	June 30, 2014
		(Audited)

Assets
Current Assets:
Cash and cash equivalents	$717,287	$1,250,383
Amounts receivable and prepaid expenses (note 4)	99,842	430,596
Loan to related parties (note 4)	81,475	94,512
Marketable securities (note 5)	8,282	70,277

Total current assets	906,886	1,845,768
Equipment (note 6)	85,391	126,385

Total assets	$992,277	$1,972,153

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities:
Accounts payable and accrued liabilities (note 4)	$1,584,317	$1,816,623
Deferred premium on flow-through shares (note 8)	-	37,145
Warrant liability (note 11)	1,471,578	1,830,151

Total liabilities	3,055,895	3,683,919

Stockholders' Deficiency
Common stock, 650,000,000 shares authorized, $0.001 par value,
308,384,670 issued and outstanding (June 30, 2014 -
268,627,603) (note 9)	308,385	268,627
Additional paid-in capital (note 9)	89,874,570	84,265,060
Accumulated comprehensive (loss) / income	(3,323)	8,771
Accumulated deficit	(92,243,250)	(86,254,224)

Total stockholders' deficiency	(2,063,618)	(1,711,766)

Total liabilities and stockholders' deficiency	$992,277	$1,972,153

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Going Concern (note 1)

Mineral Properties (note 7)

Subsequent Events (note 14)

Energizer Resources Inc.
Unaudited Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)

	For the nine months		For the three months
	ended March 31,		ended March 31,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Expenses
Mineral exploration expense (notes 4 ,7 and 13)	4,540,898	4,290,899	1,307,020	2,706,609
Stock-based compensation (notes 4, 9 and 10)	627,264	681,419	233,104	439,600
General and administrative (note 4)	631,655	911,273	130,991	317,538
Professional and consulting fees (note 4)	688,393	1,567,387	216,341	977,433
Depreciation (note 6)	40,994	18,638	14,085	6,671
Foreign currency translation gain	(123,900)	(236,661)	(127,727)	(146,555)

Total expenses	6,405,304	7,232,955	1,773,814	4,301,296

Net loss from operations	(6,405,304)	(7,232,955)	(1,773,814)	(4,301,296)

Other Income
Investment income	8,282	27,260	1,810	19,860
Sale of flow-through tax benefits (note 8)	37,145	-	-	-
Impairment of marketable securities (note 5)	-	(63,849)	-	-
Gain on sale of marketable securities (note 5)	12,278	-	-	-
Change in fair value of warrant liability (note 11)	358,573	-	(107,260)	-

Net Loss	(5,989,026)	(7,269,544)	(1,879,264)	(4,281,436)
Unrealized gain in marketable securities	184	21,021	6,000	16,582
Recognition of other than temporary loss (note 5)	-	63,849	-	-
Realized gains included in net loss (note 5)	(12,278)	-	-	-

Comprehensive loss	$(6,001,120)	$(7,184,674)	$(1,873,264)	$(4,264,854)

Loss per share - basic and diluted (note 12)	$(0.02)	$(0.03)	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted (note 12)	294,044,398	212,067,742	308,384,670	229,488,978

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
Unaudited Condensed Consolidated Interim Statements of Cash Flows
(Expressed in US Dollars)

	For the nine months ended March 31,
	2015	2014

Operating Activities
Net loss	$(5,989,026)	$(7,269,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40,994	18,638
Gain on sale of marketable securities	(12,278)	(4,545)
Change in fair value of warrant liability	(358,573)	-
Stock-based compensation	627,264	681,419
Impairment of marketable securities	-	63,849
Sale of flow-through tax benefits	(37,145)	-
Change in operating assets and liabilities:
Amounts receivable and prepaid expenses	330,754	(62,422)
Accounts payable and accrued liabilities	(232,306)	1,276,794

Net cash used in operating activities	(5,630,316)	(5,295,811)

Financing Activities
Proceeds from issuance of common stock, net of costs	4,957,408	9,732,482
Exercise of warrants	72,049	-

Net cash provided by financing activities	5,029,457	9,732,482

Investing Activities
Loan to related party	13,037	86,283
Purchases of marketable securities, net of sales	-	(103,763)
Proceeds on sale of marketable securities	54,726	55,424

Net cash provided by investing activities	67,763	37,944

(Decrease) / increase in cash and cash equivalents	(533,096)	4,474,615
Cash and cash equivalents - beginning of period	1,250,383	825,100

Cash and cash equivalents - end of period	$717,287	$5,299,715

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2015
(Expressed in US Dollars)

1.	Nature of Operations and Going Concern

Energizer Resources Inc. (the "Company") is a State of Minnesota, United States of America incorporated entity. The Company's fiscal year end is June 30. The Company's principal business is the acquisition and exploration of mineral resources. During fiscal 2008, the Company incorporated Energizer Resources (Mauritius) Ltd., a Mauritius subsidiary and Energizer Resources Madagascar Sarl, a Madagascar subsidiary. During fiscal 2009, the Company incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl, a Madagascar subsidiary, which holds the Green Giant Property in Madagascar (see note 7).  During fiscal 2012, the Company incorporated Madagascar-ERG Joint Venture (Mauritius) Ltd., a Mauritius subsidiary and ERG (Madagascar) Sarl, a Madagascar subsidiary. ERG (Madagascar) Sarl is 100% owned by Madagascar-ERG Joint Venture (Mauritius) Ltd. which is now 100% owned by Energizer Resources (Mauritius) Ltd. ERG (Madagascar) Sarl holds the Molo Graphite Property (see note 7). During fiscal 2014, the Company incorporated 2391938 Ontario Inc., an Ontario, Canada subsidiary.

These condensed consolidated interim financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to generate revenue from mining operations or pay dividends and is unlikely to do so in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing to continue operations, the Company's ability to attract joint venture partners and off-take contracts and the attainment of profitable operations. As of March 31, 2015, the Company has accumulated losses of $92,243,250. As such, there is substantial doubt regarding the Company's ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
For the nine month period ended March 31, 2015
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

The adoption of ASC Topic 740 did not have a significant impact on the Company's results of operations, financial performance or cash flows. The Company is currently evaluating the impact of ASU 2014-15 on its unaudited condensed consolidated interim financial statements.

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

The following are the related party transactions for the nine month period ended March 31, 2015:

a)
The Company incurred $74,200 (March 31, 2014: $90,000), in office administration and rent, included in general and administrative expenses, from a public company related by common management, Red Pine Exploration Inc. (TSX.V: "RPX").

b)
6,680,000 (March 31, 2014: 5,370,000) stock options were issued to related parties during the period with an exercise price between $0.15 and $0.20 (March 31, 2014: between $0.11 and $0.18). These stock options were valued at $438,035 (March 31, 2014: $513,364) using the Black-Scholes pricing model and were issued to directors and officers of the Company and included in stock-based compensation (Note 10).

c)	The Company incurred $478,534 (March 31, 2014: $754,515) in expenses to directors and officers or companies under their control.

d)
The Company incurred $1,948,323 (March 31, 2014: $571,395) in charges from a mining and engineering firm, DRA Minerals for which one of the Company's former directors serves as a senior officer and a director which was included in mineral exploration expense.

e)
During the year ended June 30, 2014, the Company entered into an agreement to option a 75% interest in the Sagar Property to Honey Badger Exploration Inc. (TSX-V: "TUF"), a public company related by common management (see Note 7).

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2015
(Expressed in US Dollars)

4.	Related Party Transactions and Balances - continued

The following are the related party balances as of March 31, 2015:

a)
Related party balances of $29,218 (June 30, 2014: $54,764) were included in amounts receivable and prepaid expenses and $70,990 (June 30, 2014: $33,019) related to rent, was included in accounts payable and accrued liabilities.

b)
During May 2014, the Company advanced a short-term loan to MacDonald Mines Exploration Ltd. (TSX-V: "BMK"), a company related by way of common management, totaling $78,879 (June 30, 2014: $47,081). This loan is interest bearing at a rate of 5%. No amounts have been paid back up to March 31, 2015. Accrued interest due totalled $3,292 (June 30, 2014: $285) as at March 31, 2015, and is included in the balance.

c)
Of the $1,948,323 (June 30, 2014: $1,533,007) in charges from a mining and engineering firm for which one of the Company's former directors serves as a senior officer and director. $358,440 (June 30, 2014: $633,416) is included in accounts payable and accrued liabilities.

d)	$75,723 (June 30, 2014: $264,922) was included within accounts payable and accrued liabilities as a committed amount due to the former Chief Executive Officer of the Company.

5.	Marketable Securities

Marketable securities consist of available-for-sale securities over which the Company does not have significant influence or control. $8,282 (June 30, 2014: $70,277) was invested in TSX-Venture listed entities. For the six months ended December 31, 2013, the Company determined that $63,849 of unrealized losses were other than temporary and as such were recognized as an "other expense" in net loss and removed from accumulated other comprehensive income. For the nine month period ended March 31, 2015, the Company sold marketable securities and recognized a gain on sale of $12,278 which has been recorded in the unaudited condensed consolidated interim statement of operations and comprehensive loss and removed from accumulated other comprehensive income.

6.	Equipment

		Accumulated	March 31, 2015	June 30, 2014
	Cost	Depreciation	Net Book Value	Net Book Value

Exploration equipment	$195,561	$110,170	$85,391	$126,385

For the nine month period ended March 31, 2015, depreciation expense totaled $40,994 (March 31, 2014: $18,638).

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2015
(Expressed in US Dollars)

7.	Mineral Properties

Molo Graphite Property, Southern Madagascar, Africa
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

On April 16, 2014, the Company signed a Sale and Purchase Agreement and a Mineral Rights Agreement with Malagasy to acquire the remaining 25% interest. The Company made the following payments: $364,480 (CAD$400,000); issued 2,500,000 common shares subject to a 12 month voluntary vesting period and valued at $325,000; and issued 3,500,000 common share purchase warrants, valued at $320,950 using the Black-Scholes pricing model with an exercise price of $0.14 and an expiry date of April 15, 2019. The Company is required to make a cash payment of $655,922 (CAD$700,000), which is included in account payable and accrued liabilities, and issue 1,000,000 common shares within five days of the completion of a bankable feasibility study (“BFS”) for the Molo Graphite Property or the formal announcement of a decision to mine; and a cash payment of $937,032 (CAD$1,000,000) within five days of the commencement of commercial production. Malagasy retains a 1.5% net smelter return royalty ("NSR"). The Company also acquired a 100% interest to the industrial mineral rights on approximately 1-1/2 additional claim blocks comprising 10,811 hectares immediately to the east and adjoining the Molo Graphite Property.

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

On April 16, 2014, the Company signed a Joint Venture Agreement with Malagasy, whereby Malagasy acquired a 75% interest for non-industrial minerals on the Company's 100% owned Green Giant Property in Madagascar. The Company retains the remaining 25% and has a free carried interest through the BFS. No specific consideration was received for this transaction as it was part of the Molo Graphite Property transaction dated April 16, 2014.

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

On February 28, 2014, the Company signed an agreement to sell an interest in the Sagar property to TUF, a public company related by common management. On July 31, 2014, the Company revised the terms of this agreement. Under the revised agreement, in order for TUF to acquire an initial 35% interest in the property, the Company will receive CAD$150,000 and TUF will spend CAD$1,500,000 developing the property. TUF can earn further percentage interests up to 75% over a four year period by spending a total of $7,118,100 (CAD$9,000,000), paying the Company $718,810 (CAD$900,000) and issuing to the Company the lesser of 15% of its issued and outstanding shares or 35,000,000 shares. Once these commitments have been met, TUF can acquire the remaining interest by paying the Company an additional $1,581,800 (CAD$2,000,000) and issuing the lesser of 19.5% of TUF outstanding shares or up to 60,000,000 shares, including all previously issued shares.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2015
(Expressed in US Dollars)

8.	Deferred Premium on Flow-Through Shares

The premium paid for flow-through shares in excess of the market value of the shares without a flow-through feature is initially recognized as a liability. The liability is subsequently reduced and recorded in the unaudited condensed consolidated interim statements of operations and comprehensive loss on a pro-rata basis based on the corresponding eligible flow-through expenditures that have been incurred. The following summarizes the deferred premium liability on flow-through transactions for the period ended March 31, 2015.

Deferred premium on flow-through shares, June 30, 2014	$37,145
Recorded to consolidated statement of comprehensive loss	(37,145)

Deferred premium on flow-through shares, March 31, 2015	$-

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
For the nine month period ended March 31, 2015
(Expressed in US Dollars)

9.	Common Stock and Additional Paid-in Capital - continued

g)
On January 15, 2014 and January 31, 2014, the Company closed a private placement raising a total of $6,906,008. The Company issued 62,384,067 common shares at a price of $0.111 and 31,192,033 common share purchase warrants with an exercise price of $0.142. Of the 31,192,033 common share purchase warrants, 29,152,033 expire on January 14, 2017, 1,450,000 expire on June 14, 2015 and 590,000 expire on January 31, 2017. The Company paid fees, including commissions, legal fees and Toronto Stock Exchange (" TSX") fees of $649,707 and issued 3,396,744 compensation warrants at an exercise price of $0.111. Each compensation warrant expires eighteen months from the date of issue.

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

i)
On June 23, 2014, the Company issued 2,500,000 shares of common stock to Malagasy valued at $0.13 per share for total consideration of $325,000 and 3,500,000 common share purchase warrants valued at $320,950 using the Black-Scholes pricing model, with an exercise price of $0.14 and an expiry date of April 15, 2019 for the remaining 25% interest in the Molo Graphite Property. The Black-Scholes assumptions used were as follows: risk free interest rate - 1.53%; expected volatility - 105%; dividend yield - NIL; and expected life - 5 years.

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

o)
On February 26, 2015, the Company issued 4,480,000 stock options to directors and officers of the Company at an exercise of $0.20 and an expiry date of February 26, 2020. The stock options were valued at $223,104 using the Black-Scholes pricing model with the following assumptions: risk free interest rate - 0.94%; expected volatility - 89%; dividend yield - NIL; and expected life - 5 years. These stock options vested on the grant date.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2015
(Expressed in US Dollars)

10.	Stock Options

On March 9, 2006, the Company filed a Form S-8 registration statement in connection with its newly adopted 2006 Stock Option Plan (the "2006 Plan") allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares. On December 18, 2006, February 16, 2007, July 11, 2007, September 29, 2009, May 3, 2011, March 1, 2012, February 27, 2013, December 23, 2013 and January 30, 2015 the 2006 Plan was amended to increase the stock option pool by a total of 41,000,000 additional common shares.

The following is a continuity schedule of the Company's stock options, all of which vest on the grant date:

	Number of	Weighted-Average
	Stock Options	Exercise Price ($)

Outstanding and exercisable, June 30, 2013	27,140,000	0.28
Issued	7,130,000	0.16
Expired	(5,600,000)	0.39
Cancelled	(200,000)	0.26

Outstanding and exercisable, June 30, 2014	28,470,000	0.23
Issued	9,280,000	0.17
Cancelled	(2,385,000)	0.21

Outstanding and exercisable, March 31, 2015	35,365,000	0.22

The following is a summary stock options outstanding as of March 31, 2015:

Exercise	Number of	Expiry
Price ($)	Stock Options	Date

0.30	3,600,000	July 1, 2016
0.29	1,650,000	July 13, 2016
0.20	1,640,000	October 24, 2016
0.21	1,910,000	December 1, 2016
0.28	5,400,000	March 7, 2017
0.23	180,000	May 23, 2017
0.21	5,250,000	February 27, 2018
0.11	1,080,000	July 9, 2018
0.15	675,000	September 19, 2018
0.13	250,000	October 9, 2018
0.18	4,450,000	January 10, 2019
0.18	250,000	February 6, 2019
0.15	4,550,000	July 3, 2019
0.20	4,480,000	February 26, 2020

	35,365,000

(a)
On December 24, 2013, the Company re-priced and extended the term of the common share purchase warrants from an expiry of November 15, 2015 and an exercise price of $0.23 to November 15, 2016 and $0.18, respectively.

(b)	The exercise price is CAD$0.14.
(c)	The exercise price is CAD$0.18.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2015
(Expressed in US Dollars)

11.	Warrants

The following is a continuity schedule of the Company's common share purchase warrants:

	Number	Weighted-Average
	of Warrants	Exercise Price ($)

Outstanding and exercisable, June 30, 2013	3,513,599	0.46
Issued	39,312,130	0.16	*
Expired	(270,000)	0.19

Outstanding and exercisable, June 30, 2014	42,555,729	0.16	*
Issued	2,075,571	0.14
Exercised	(571,353)	0.11	*
Expired	(892,028)	0.20	*

Outstanding and exercisable, March 31, 2015	43,167,919	0.14	*

* Amount represents the converted USD exercise price

The following is a summary common share purchase warrants outstanding as of March 31, 2015:

Exercise		Number of	Expiry
Price ($)		Warrants	Date

0.11	(b)	100,000	June 19, 2015
0.11	(b)	3,396,744	July 14, 2015
0.14	(c)	1,450,000	July 14, 2015
0.14		1,928,571	September 26, 2016
0.18	(a)	2,903,571	November 15, 2016
0.12		147,000	December 30, 2016
0.14	(c)	29,152,033	January 14, 2017
0.14	(c)	590,000	January 31, 2017
0.14		3,500,000	April 15, 2019

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
For the nine month period ended March 31, 2015
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

	March 31, 2015	June 30, 2014

Exercise price	$0.142	$0.134
Risk free rate	0.51%	1.19%
Expected volatility	117.7%	88%
Expected dividend yield	Nil	Nil
Expected life (in years)	1.73	2.48

	March 31, 2015	June 30, 2014

Beginning balance, derivative warrant liability	$1,830,151	$-
Origination of derivative warrant liability January 2014	-	1,806,865
(Gain)/Loss on change in fair value of derivative warrant liability	(358,573)	23,286

Ending balance, derivative warrants liability	$1,471,578	$1,830,151

12.	Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common stock outstanding. Diluted loss per share and the weighted average number of shares of common stock exclude all potentially dilutive shares since their effect is anti-dilutive. As at March 31, 2015, there were a total of 78,532,919 (March 31, 2014: 72,375,729) potentially dilutive stock options and common share purchase warrants outstanding.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month period ended March 31, 2015
(Expressed in US Dollars)

13.	Segmented Reporting

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

For the period ended March 31, 2015	Madagascar	Canada	Total

Mineral exploration expense	$2,897,104	$1,643,794	$4,540,898

For the period ended March 31, 2014	Madagascar	Canada	Total

Mineral exploration expense	$2,582,701	$1,708,198	$4,290,899

As at March 31, 2015, $76,985 (June 30, 2014: $58,110) in cash was held in Africa and $640,302 (June 30, 2014: $1,192,273) in cash held in Canada. All of the Company's remaining assets were held in Canada.

14.	Subsequent Events

On May 5, 2015 the Company closed a private placement offering (the “Offering”) of 20,550,998 special warrants (“Special Warrants”) at a price of CAD$0.12 per Special Warrant, representing aggregate gross proceeds of approximately CAD$2.5 million. Each Special Warrant entitles the holder to acquire one unit (“Unit”) of the Company, with each Unit comprised of one common share of the Company and one-half of one common share purchase warrant (each whole common share purchase warrant, a “Warrant”). Each Warrant entitles the holder to purchase one common share at a price of US$0.14 per common share until May 4, 2018.

The Special Warrants will be deemed to be exercised without payment of additional consideration or further action, on the earlier of: (i) the third business day following the day upon which the Company obtains a receipt for a final prospectus (the “Final Prospectus”) qualifying the underlying common shares, Warrants, Warrant Shares (collectively the “Underlying Securities”) from the securities regulatory authority in each of the provinces of British Columbia, Ontario, Alberta and further provided that the Company has filed (and has in effect) a resale registration statement (the "Registration Statement”) in the United States with the Securities and Exchange Commission relating to the Underlying Securities; and (ii) November 4, 2015.

The Company will use its commercially reasonable efforts to (i) file and obtain a receipt for the Final Prospectus and (ii) file (and have in effect) the Registration Statement as soon as reasonably practicable. If the Company fails to obtain a final receipt for the Final Prospectus and file (and have in effect) the Registration Statement by August 4, 2015, the holders of Special Warrants will be entitled to receive 1.1 Common Shares (instead of one Common Share) and 0.55 of a Warrant (instead of 0.5 of a Warrant) on the deemed exercise of the Special Warrants.

As used in this quarterly report, “we”, “us”, “our”, “Energizer Resources”, “Energizer”, “Company” or “our company” refers to Energizer Resources Inc. and all of its subsidiaries. The term NSR stands for Net Smelter Royalty.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Included in this report are "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") as well as historical information. Certain statements included in this Form 10-Q, including, without limitation, statements related to the development of our Molo Graphite Property, receipt of necessary permits, additional funding, the procurement of off-take agreements, the filing of a final prospectus and registration statement relating to our special warrant financing, our optimization efforts relating to cost savings at the Molo Graphite Property, statements of our future economic performance, statements of assumptions underlying other statements and statements about us and our business relating to the future, and words including but not limited to “anticipates”, “will”, “may” “objective” “intend”, “need”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward-looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the business of Energizer Resources Inc. including but not limited to, planned capital expenditures, potential increases in prospective production costs, future cash flows and borrowings, pursuit of potential acquisition opportunities, the possibility that the industry may be subject to future regulatory or legislative actions (including additional taxes, changes in environmental regulation, changes in Madagascar French civil law and traditional Malagasy law, and disclosure requirements under the Dodd-Frank Wall Street Reform, Consumer Protection Act and the Jumpstart our Business Startups Act of 2012), our financial position, business strategy and other plans, objectives for future operations, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of our Company. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with our Financial Statements and Notes to Financial Statements included in our fiscal 2014 Annual Report on Form 10-K for the year ended June 30, 2014, filed with the Securities and Exchange Commission on September 29, 2014. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K. In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Our financial statements have been prepared in accordance with United States generally accepted accounting principles. We urge you to read this report in conjunction with the risk factors described herein.

BACKGROUND – COMPANY OVERVIEW
Our company is a State of Minnesota, United States of America incorporated entity. Our fiscal year end is June 30. Our principal business is the acquisition and exploration of mineral resources. During fiscal 2008, we incorporated Energizer Resources (Mauritius) Ltd., a Mauritius subsidiary and Energizer Resources Madagascar Sarl, a Madagascar subsidiary. During fiscal 2009, we incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl, a Madagascar subsidiary. During fiscal 2012, we incorporated Madagascar-ERG Joint Venture (Mauritius) Ltd., a Mauritius subsidiary and ERG (Madagascar) Sarl, a Madagascar subsidiary. ERG (Madagascar) Sarl is 100% owned by Madagascar-ERG Joint Venture (Mauritius) Ltd. which is now 100% owned by Energizer Resources (Mauritius) Ltd. ERG (Madagascar) Sarl holds the Molo Graphite Property. During fiscal 2014, we incorporated 2391938 Ontario Inc., an Ontario, Canada subsidiary.

We have not had any bankruptcy, receivership or similar proceeding since incorporation. Except as described below, there have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

On December 16, 2014, the authorized capital of the Company was increased from an aggregate of four hundred fifty million (450,000,000) shares to six hundred fifty million (650,000,000) shares, par value of $0.001 per share, of which 640,000,000 will be deemed common shares and the remaining 10,000,000 will be deemed eligible to be divisible into classes, series and types as designated by the board of directors.

Summary of Our Business
We are an exploration stage company engaged in the preparation of a commercially minable graphite deposit in the African country of Madagascar. We have an additional exploration stage interest in properties located in Madagascar, and in Canada in the Province of Québec.

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

Further details regarding each of our Madagascar properties, although not incorporated by reference, including the comprehensive geological report prepared in accordance Canada’s National Instrument 43-101 - Standards of Disclosure for Mineral Properties (“NI 43-101”) on our Molo Graphite Property and separately our technical report on our Green Giant Property in Madagascar can be found on our Company’s website: www.energizerresources.com (which website is expressly not incorporated by reference into this filing) or in our Company’s Canadian regulatory filings on www.sedar.com (which website and content is expressly not incorporated by reference into this filing).

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

Summary of Quarterly Milestones and Future Plans
Our company issued a feasibility study during the quarter in respect of the Molo Graphite Property. Pursuant to the terms of the Sale and Purchase Agreement relating to the Molo Graphite Property, our company is required to issue 1,000,000 shares and pay CAD$700,000 to Malagasy Minerals Inc. In the coming months our company plans to pursue negotiations in respect of potential off-take agreements with graphite end users and continue to seek project financing alternatives (debt and equity). Discussions in respect of these matters have been ongoing for the past 18 months and are planned to continue during the coming months. The Company is continuing to review optimization strategies in hopes of reducing both the capital and operating costs relating to the Molo Graphite Property.

On May 5, 2015 our Company closed a private placement offering (the “Offering”) of 20,550,998 special warrants (“Special Warrants”) at a price of C$0.12 per Special Warrant, representing aggregate gross proceeds of approximately C$2.5 million. Each Special Warrant entitles the holder to acquire one unit (“Unit”) of the Company, with each Unit comprised of one common share of our Company and one half of one common share purchase warrant (each whole common share purchase warrant, a “Warrant”). Each Warrant entitles the holder to purchase one common share at a price of US$0.14 per common share until May 4, 2018. The Special Warrants will be deemed to be exercised without payment of additional consideration or further action, on the earlier of: (i) the third business day following the day upon which our Company obtains a receipt for a final prospectus (the “Final Prospectus”) qualifying the underlying common shares, Warrants, Warrant Shares (collectively the “Underlying Securities”) from the securities regulatory authority in each of the provinces of British Columbia, Ontario, Alberta and further provided that the Company has filed (and has in effect) a resale registration statement (the "Registration Statement”) in the United States with the Securities and Exchange Commission relating to the Underlying Securities; and (ii) November 4, 2015. Our Company will use its commercially reasonable efforts to (i) file and obtain a receipt for the Final Prospectus and (ii) file (and have in effect) the Registration Statement as soon as reasonably practicable. If our Company fails to obtain a final receipt for the Final Prospectus and file (and have in effect) the Registration Statement by August 4, 2015, the holders of Special Warrants will be entitled to receive 1.1 Common Shares (instead of one Common Share) and 0.55 of a Warrant (instead of 0.5 of a Warrant) on the deemed exercise of the Special Warrants.

RESULTS OF OPERATIONS
We have had no operating revenues from inception on March 1, 2004 through to March 31, 2015. Our activities have been financed from the proceeds of securities subscriptions. Explanations for material fluctuations during the nine-month period ended March 31, 2015 when compared to the nine-month period ended March 31, 2014 are as follows:
•
Amounts expensed on mineral properties totalled $4,540,898 (March 31, 2014: $4,290,899), which represents an increase of $249,999. $2.9 million was spent on the Madagascar Molo Graphite Project primarily on work required to complete our company’s feasibility study, authored by DRA Minerals - our EPCM. $1.6 million was spent on the Sagar Property on a drill program to satisfy our Canadian tax agency flow-through share commitment. As the flow-through share commitment has been satisfied, we anticipate costs going forward on the Sagar Property will decrease and ultimately be eliminated.

•
Professional fees totalled $688,393, down $878,994 from the nine-month period ended March 31, 2014 total of $1,567,387. This represents a 56% decrease in costs between periods. Significant decreases in amounts between periods are as follows:

o	A decrease of approximately $360,000 resulted in the expensing of the entire amount due to the former CEO of the company in the prior period.
o	An approximate $300,000 decrease in legal fees as a result of less corporate activity requiring legal counsel as compared to the prior period.
o	A $200,000 decrease in employee’s compensation during the period.
•
General and administrative costs relate to costs associated with running the Toronto office and the Madagascar operations, cost for travel, investor relations and promotion fees and TSX fees. These costs decreased by $279,618 between periods (March 31, 2015: $631,655 and March 31, 2014: $911,273). This represents a 31% decrease between periods. Significant decreases in amounts between periods are as follows:

o
Travel costs were approximately $60,000 lower. In the prior period, significant travel occurred to the far east and Europe to meet with potential off-take partners. While management travelled to these locals again during the current period, the frequency was less when compare to the prior period.

o	Promotion expenses were $125,000 lower as fewer initiatives were pursued due to limited cash resources and the focus on competing the feasibility study.
o	Rental charges were $20,000 lower primarily due to foreign exchange fluctuations.
o	Filing fees were $20,000 lower due to less fees paid the TSX for submission filings.
o	Courier and postage costs were $25,000 lower.
•
Stock-based compensation decreased by $54,155 (March 31, 2015: $627,264 and March 31, 2014: $681,419). This expense is the Black-Scholes theoretical cost to issue stock options. A total of 9,280,000 stock options were issued during the nine-month period ended March 31, 2015 at a price between $0.15 and $0.20 (March 31, 2014: 7,130,000 stock options issued at prices between $0.11 and $0.18 per share).

•
Depreciation increased by $22,356 (March 31, 2015: $40,994, March 31, 2014: $18,638). This increase is due to the purchase of various fixed assets, including vehicles, which occurred late in fiscal 2014.

•
Foreign currency translation was in a gain position for the period ended March 31, 2015 (gain of $123,900) and a gain position for the period ended March 31, 2014 (gain of $236,661). This item arises due to the fluctuations in foreign currency exchange rates at the time that transactions occur in a currency other than our functional currency of US dollars and due to the revaluation of balance sheet items from foreign currencies into US dollars as of the date of the balance sheet, namely March 31, 2015. During the current period ended, the U.S. dollar continued materially to strengthened relative to the Canadian dollar (a 9% increase) and other currencies that the Company transacts in resulting in a small loss.

•
Investment income decreased by $18,978, specifically from $27,260 for the nine-month period ended March 31, 2014 to $8,282 for the nine-month period ended March 31, 2015. These amount relate to returns on our passive investments and interest income on cash balances.

•
The warrant liability change resulted in a decrease in net loss by $358,573 for the nine-month period ended March 31, 2015. This warrant liability did not exist as of March 31, 2014. Certain warrants that are currently issued by our company are considered derivative instruments as they were issued in Canadian Dollars, a currency other than the Company's functional currency of the US dollar. The estimated fair value of warrants accounted for as liabilities was determined on as of March 31, 2015 and are marked to market at each financial reporting period. The change in fair value of the warrant liability is recorded in the consolidated statements of operations and comprehensive loss as a gain or loss and estimated using the Binomial model.

•
For the nine month period ended March 31, 2015, the Company sold marketable securities and recognized a gain on sale of $12,278 (March 31, 2014: $Nil) which has been recorded in the statement of operations and comprehensive loss and removed from accumulated other comprehensive income.

•
For the nine months ended March 31, 2014, the Company determined that $63,849 of unrealized losses were other than temporary and as such were recognized as an "other expense" in net loss and removed from accumulated other comprehensive income. No entry was recorded for the nine-month period ended March 31, 2015.

Liquidity, Capital Resources and Foreign Currencies
As at March 31, 2015, we had cash on hand of $717,287. Our working capital deficiency $677,431 which excludes the warrant liability which are non-cash items reflected as liabilities. We hold a material portion of cash reserves in Canadian dollars. Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in translation gains or losses in US dollar terms. If there was to be a significant decline in the Canadian dollar against the US dollar, the US dollar value of that Canadian dollar cash position presented on our balance sheet would also significantly decline. If the US dollar significantly declines relative to the Canadian dollar, our quoted US dollar cash position would also significantly decline. Such foreign exchange declines could cause us to experience losses. In addition to paying expenses in Canadian dollars, we also pay expenses in South African Rand, Madagascar Ariary and Australian Dollars. During the current period ended March 31, 2015, the U.S. dollar materially strengthened relative to the Canadian dollar and other currencies that our company transacts. Therefore, we are subject to risks relating to movements in those currencies.

There are no assurances that we will be able to achieve further sales of common shares or any other form of additional financing. If we are unable to achieve the financing necessary to continue the plan of operations, then we will not be able to continue with our business plan and our venture will fail.

Capital Financing
•	For the year ended June 30, 2014, we raised net proceeds of $9,559,926 through the issuance of 90,523,283 common shares and 39,312,130 common share purchase warrants.
•
For the nine-month period ended March 31, 2015, we raised net proceeds of $4,957,408 through the issuance of 39,185,714 common shares and $72,049 through the exercise of 571,353 common share broker warrants.

•
Subsequent to the end of the quarter, we raised aggregate gross proceeds of approximately CAD$2.5 million through the issuance of 20,550,998 special warrants at a price of CAD$0.12 per special warrant.

We will require additional funding during the calendar year of 2015, which will likely be in the form of an equity financing from the sale of our common shares. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of common shares to finance our business plan.

Issuances of Securities
We have funded our business to date from sales of our securities. From July 1, 2014 through March 31, 2015, the Company issued the following unregistered securities:
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
•
Subsequent to the end of the quarter, we raised aggregate gross proceeds of approximately CAD$2.5 million through the issuance of 20,550,998 special warrants at a price of CAD$0.12 per special warrant.

The offer and sale of all shares of our securities listed above were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act. The purchasers acknowledged the following: They are not a United States Person, nor is the subscriber acquiring the securities directly or indirectly for the account or benefit of a United States Person. None of the funds used by the subscriber to purchase the securities have been obtained from United States Persons. For these purposes, “United States Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means: (i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding for additional phases of our business plan. We do not have any arrangements in place for any future equity financing. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our business plan, our venture will fail.

Off-balance sheet arrangements
We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4. - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2015. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and changes in internal control over financial reporting implemented in the prior quarter, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2015, the Company documented all of its internal controls to comply with Section 404 of the Sarbanes-Oxley Act. As a result of this process, the Company has now determined that there is not a risk of material deficiencies in the Company’s internal controls resulting in material misstatement in the company’s financial statements. Therefore the Company now concludes that the following internal control deficiencies items noted in Form 10-K for the year ended June 30, 2014 are no longer applicable: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes.

During the fiscal quarter ended March 31, 2015, the company appointed two independent directors to make the majority of the board independent and this resulted in effective oversight at a board level in the establishment and monitoring of required internal controls and procedures.

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

ITEM 1A. – RISK FACTORS
Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. If any of the risks described below, or elsewhere in this report on Form 10-K, or our Company’s other filings with the Securities and Exchange Commission (the "SEC"), were to occur, our financial condition and results of operations could suffer and the trading price of our common stock could decline. Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline. You should carefully review the risk factors noted below together with all of the additional risk factors and other information contained in our Annual Report on Form 10-K for the year ended June 30, 2014, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended.

SHOULD THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS OF OUR BUSINESS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

Our primary efforts are in the African country of Madagascar, where a new government has been in place since early 2014.

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

We are actively monitoring the political climate in Madagascar and continue to hold meetings with representatives of the government and the Ministry attached to the Presidency in charge of Mining. The transformation or amendment of exploration and research mining permits within the country continues to be suspended, including the transfer and status of our company’s Molo Graphite Property permit. Additionally, this permit expired in 2011 and has not been renewed despite our efforts to do so. Our Company has continued to pay taxes and administrative fees in Madagascar with respect to our mining permits including the permit relating to the Molo Graphite Property (although such permit is not in our name). These payments have been acknowledged and accepted by the Madagascar government. Further, in order to advance the Molo Graphite Property, the current permit will need to be converted into an exploration permit in the name of Energizer or one of our subsidiaries. We can not provide any assurance as to the timing of the receipt of the required permits.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

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

Dated: May 15, 2015

By:	/s/ Richard Schler
Name:	Richard Schler
Title:	Chief Executive Officer and Director

Dated: May 15, 2015

By:	/s/ Peter Liabotis
Name:	Peter Liabotis
Title:	Chief Financial Officer (Principal Accounting Officer)