Form 10-K
period 2015-06-30
Energizer Resources, Inc.
filed 2015-09-30
CIK 1302084

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2015

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share (the "Common Stock"), as of September 25, 2015, was 329,935,670.

Documents Incorporated By Reference: None

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

PART I

FINANCIAL INFORMATION
As used in this report, “we”, “us”, “our”, “Energizer Resources”, “Energizer”, “Company” or “our Company” refers to Energizer Resources Inc. and all of its subsidiaries. The term NSR stands for Net Smelter Royalty. All references to “$” or “dollars” mean the U.S. dollar, and unless otherwise indicated all currency amounts in this prospectus are stated in U.S. dollars. All references to “CAD$” refer to the Canadian dollar. All financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are reported in U.S. dollars.

ITEM 1. BUSINESS

BACKGROUND – COMPANY OVERVIEW AND CORPORATE STRUCTURE
We were incorporated in the State of Nevada, United States of America on March 1, 2004 and reincorporated in the State of Minnesota, United States of America on May 14, 2008.

We have has direct and indirect wholly-owned subsidiaries located in Mauritius (Energizer Resources (Mauritius) Ltd., THB Venture Ltd. and Madagascar-ERG Joint Venture (Mauritius) Ltd.), Madagascar (Energizer Resources Minerals Sarl, Energizer Resources Madagascar Sarl and ERG (Madagascar) Sarl), and Ontario (2391938 Ontario Inc.).

Our principal business office, which also serves as our administration and financial office, is located at 141 Adelaide Street West, Suite 520, Toronto, Ontario, telephone (416) 364-4911. These offices are leased on a month-to-month basis, and our monthly rental payments are currently CAD$10,000 per month.

The registrar and transfer agent for our common shares will be Continental Stock Transfer & Trust, 17 Battery Place, New York, NY 10004.

Summary of Our Business
We are a mineral exploration and mine development company that is developing its feasibility-stage Molo Graphite Project in southern Madagascar.

Our principal asset is the Molo Graphite Project. On December 14, 2011, we entered into a Definitive Joint Venture Agreement with Malagasy Minerals Limited (“Malagasy”), a public company on the Australian Stock Exchange, to acquire a 75% interest to explore and develop a group of industrial minerals, including graphite, vanadium and approximately 25 other minerals. On October 24, 2013, the Company signed a Memorandum of Understanding (“MOU”) with Malagasy to acquire the remaining 25% interest in the land position. On April 16, 2014, Energizer signed a Sale and Purchase Agreement and a Mineral Rights Agreement with Malagasy to acquire the remaining 25% interest. Malagasy retains a 1.5% net smelter return royalty.

In addition to the Molo Graphite Project, we also hold interests in the Green Giant Property in Madagascar and the Sagar Property in Québec, Canada. We currently do not consider these properties to be material to us.

Green Giant Property. During 2007 we acquired a 75% interest in the Green Giant Property in Madagascar and entered into a joint venture agreement for the Green Giant Property with Madagascar Minerals and Resources Sarl ("MMR"). In 2009, we acquired the remaining 25% interest for $100,000. MMR retains a 2% NSR. The NSR can be purchased at our option, for $500,000 in cash or common shares for the first 1% and at a price of $1,000,000 in cash or common shares for the second 1%. On April 16, 2014, we signed a Joint Venture Agreement with Malagasy, whereby Malagasy acquired a 75% interest for non industrial minerals on the property. We retain remaining 25% and have a free carried interest through the BFS. No specific consideration was received for this transaction as it was part of the Molo Graphite Project transaction dated April 16, 2014. On May 21, 2015, Malagasy terminated this Joint Venture Agreement. Therefore, we re-obtained its 100% interest in all minerals on this property.

Sagar Property. During 2006, the Company purchased from Virginia Mines Inc. ("Virginia") a 100% interest in 382 claims located in northern Quebec, Canada. Virginia retains a 2% NSR on certain claims within this property with other unrelated vendors holding a 1% NSR on certain claims, and a 0.5% NSR on other claims. For the other vendor's NSR, the Company has the right to buy back half of the 1% NSR for $200,000 and half of the 0.5% NSR for $100,000. On February 28, 2014, the Company signed an agreement to sell an interest in the Sagar property to TUF, a public company related by common management. On July 31, 2014 and May 8, 2015, the agreement terms were revised. In order for TUF to acquire an initial 35% interest in the property, TUF has to pay $40,079 (CAD$50,000) by December 31, 2015 and has to spend $400,792 (CAD$500,000) by December 31, 2016 developing the property. TUF can earn further percentage interests up to 75% over a period ending December 31, 2019 by spending an additional $3,206,336 (CAD$4,000,000), paying the Company an additional $480,950 (CAD$600,000) and issuing to the Company the lesser of 15% of its issued and outstanding shares or 35,000,000 shares. Once these commitments have been met, TUF can acquire the remaining 25% interest for $1,618,600 (CAD$2,000,000) and issuing the lesser of 19.5% of TUF outstanding shares or 60,000,000 shares, including all previously issued shares.

We maintain a website at www.energizerresources.com (which website is expressly not incorporated by reference into this filing).

Further details regarding our properties, although not incorporated by reference, including the comprehensive geological report prepared in accordance with Canada’s National Instrument 43-101—Standards of Disclosure for Mineral Projects (“NI 43-101”), entitled “Molo Feasibility Study, National Instrument 43-101 Technical Report, On the Molo Graphite Project located near the village of Fotadrevo in the Province of Toliara, Madagascar” prepared by DRA Projects (Pty) Limited, effective date February 6, 2015 (the “Feasibility Study”) as well as our technical report related to the Green Giant Property entitled “Green Giant Project, Fotadrevo, Province of Toliara, Madagascar, Technical Report Update NI 43-101” prepared by AGP Mining Consultants, effective date January 14, 2011 (the “Green Giant Report”) can be found on our Company’s website: www.energizerresources.com (which website is expressly not incorporated by reference into this filing) or in our Company’s Canadian regulatory filings at www.sedar.com (which website and content is expressly not incorporated by reference into this filing). Canadian investors should review the 43-101 reports, including the mineral resource estimates disclosed therein (which are not permitted to be disclosed under Industry Guide 7) for further details regarding our mineral properties.

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

Employees
As of September 22, 2015, we had 8 total employees, 5 full-time and 3 part-time employees. In addition to our full time employees, we engage consultants to serve several important managerial and non-managerial functions for us.

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

Mineral Properties

Cautionary Note Regarding Resource and Reserve Calculation – We report mineral reserve estimates in accordance with the SEC’s Industry Guide 7 (“Guide 7”) under the United States Securities Act of 1933, as amended (the “U.S. Securities Act”). As a reporting issuer in Canada with our primary trading market in Canada, we are also required to prepare reports on our mineral properties in accordance with NI 43-101. The technical reports referenced in this document uses the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource”. We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports filed with the SEC. As a result, information in respect of our resources determined in accordance with NI 43-101 are not contained in this document. We reference these reports in this document for informational purposes only and such reports are not incorporated herein by reference. Investors are cautioned not to assume that any part or all of mineral deposits in the above categories will ever be converted into Guide 7 compliant reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained” minerals in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in place tonnage and grade without reference to unit measures. Canadian investors should review the Feasibility Study and Green Giant Report (and the other technical reports filed by the Company, with the securities regulators in Canada), including the mineral resource estimates (which are not permitted to be disclosed under Industry Guide 7) for further details regarding our material mineral properties.

As used in this document, the terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with NI 43-101 and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”)—CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in Guide 7. Under Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority. The reserves disclosed in this document also comply with the requirements of Guide 7.

Proven and probable reserves are based on extensive drilling, sampling, mine modeling and metallurgical testing from which we determined economic feasibility. The term “proven reserves” means mineral reserves for which (i) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (ii) grade and/or quality are computed from the results of detailed sampling; and (iii) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. The term “probable reserves” means mineral reserves for which quantity and grade are computed from information similar to that used for proven reserves, but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. The price sensitivity of reserves depends upon several factors including grade, metallurgical recovery, operating cost, waste-to-ore ratio and ore type. Metallurgical recovery rates vary depending on the metallurgical properties of each deposit and the production process used.

The proven and probable reserve figures presented herein are estimates based on information available at the time of calculation. No assurance can be given that the indicated levels of recovery of minerals will be realized. Minerals included in the proven and probable reserves are those contained prior to losses during metallurgical treatment. Reserve estimates may require revision based on actual production. Market fluctuations in the price of minerals, as well as increased production costs or reduced metallurgical recovery rates, could render certain proven and probable reserves containing lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves

Mr. Craig Scherba, President and CEO of the Company, is the “qualified person” who reviewed and approved the technical disclosure contained in this document.

Madagascar Properties

Green Giant Project, Southern Madagascar, Africa

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

The Green Giant project comprises claims located in south‐central Madagascar located in the UTM zone 38S on the WGS 84 datum at coordinates 510,000 E 7,350,000 N, 145 km southeast of the city of Toliara, in the Tulear region/Fotadrevo, covering an area of 225 km2 situated in two separate blocks. The property is composed of two separate groups of four and two Research Permits respectively.

The discovery of potentially economic vanadium mineralization on the property changed the focus of the 2008 diamond‐drilling program. Through a combination of prospecting, ground based scintillometer surveying, and analysis of a published airborne radiometric survey, five extensive vanadium‐bearing trends were identified during the 2008 exploration program. These vanadiferous trends are theorized to have formed in a black shale or paleo‐roll‐front environment before being subjected to regional granulite facies metamorphism.

Energizer selected the Jaky and Manga vanadium‐bearing trend as the most prospective targets on the property and focus the late 2009‐drill program at delineating mineralized material on these two deposits. Various metallurgical scoping test programs have been completed since Q4 2009, covering physical and chemical preconcentration processes, acid and alkaline leaching (atmospheric and pressure), alkaline salt roasting and high definition mineralogical characterisation. Mineralogical characterisation of several silicate samples has revealed a unique deportment of vanadium at Green Giant. Vanadium bearing minerals include clays, micas, oxides, and sulphides.

The mineral deposits on this property have been divided into three separate zones, which are referred to as the Jaky, Manga, and Mainty deposits. The vanadium deposits on the Green Giant property are split into two separate categories:oxide and primary. The mineralization analysis utilized 18,832 m of diamond drill hole data from the 2008, 2009, and 2010 drill programs and was supplemented by approximately 5,928 m of trench data from the 2008 and 2009 exploration programs.

Since early 2012, the Company has focused its efforts on the Molo Project and as such only minimal work has been completed on the property since that time.

Please refer to the Green Giant Report for further details regarding the Company’s Green Giant Property.

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

On April 16, 2014, we signed a Sale and Purchase Agreement and a Mineral Rights Agreement with Malagasy to acquire the remaining 25% interest. We made the following payments at that time: $364,480 (CAD$400,000); issued 2,500,000 common shares subject to a 12 month voluntary vesting period and valued at $325,000; and issued 3,500,000 common share purchase warrants, valued at $320,950 using the Black Scholes pricing model with an exercise price of $0.14 and an expiry date of April 15, 2019. On May 20, 2015 we paid $546,000 (CAD$700,000), and issued 1,000,000 common shares due to the completion of a bankable feasibility study (“BFS”) for the Molo Graphite Property. Further, a cash payment of $801,584 (CAD$1,000,000) will be due within five days of the commencement of commercial production. Malagasy retains a 1.5% net smelter return royalty ("NSR") on the property. We also acquired a 100% interest to the industrial mineral rights on approximately 1 1/2 additional claim blocks comprising 10,811 hectares to the east and adjoining the Molo Graphite Property.

The following is the extracted summary section from the Feasibility Study prepared by Dr. John Hancox, PhD. Geology, Pri.Sc.Nat, Mr. Desmond Subramani, B.Sc. Honours Geology, Pri.Sc.Nat, Dave Thompson, B.Tech Mining, Pr.Cert.Eng, Oliver Peters, M.Sc. Mineral Processing, Pr.Eng, Doug Heher, B.Sc. Mechanical Engineering, Pr.Eng, and John Stanbury, B.Sc. Industrial Engineering, Pr.Eng, each of whom is a “qualified person” and “independent”, as such terms are defined in NI 43-101.

The following summary does not purport to be a complete summary of the Molo Graphite Project and is subject to all the assumptions, qualifications and procedures set out in the Feasibility Study and is qualified in its entirety with reference to the full text of the Feasibility Study. Readers should read this summary in conjunction with the Feasibility Study.

Introduction
The Molo deposit is situated 160 kilometres (“km”) southeast of the city of Toliara, in the Tulear region of south-western Madagascar. The deposit occurs in a sparsely populated, dry savannah grassland region, which has easy access via a network of seasonal secondary roads radiating outward from the village of Fotadrevo. Fotadrevo in turn has an all-weather airstrip and access to a road system that leads to the regional capital (and port city) of Toliara and the Port of Ehoala at Fort Dauphin via the RN10, or RN13.

Geologically Molo is situated in the Bekikiy block (Tolagnaro-Ampanihy high grade metamorphic province) of southern Madagascar. The Molo deposit is underlain predominantly by moderately to highly metamorphosed and sheared graphitic (biotite, chlorite and garnet-rich) quartzo-feldspathic schists and gneisses, which are variably mineralised. Near surface rocks are oxidised, and saprolitic to a depth, usually of less than 5m.

Molo is one of several surficial graphite trends discovered by Energizer in late 2011 and announced in early January 2012. The deposit was originally drill tested in 2012, with an initial seven holes being completed. Resource delineation, drilling and trenching on Molo took place between May and November of 2012, and allowed for a maiden Indicated and Inferred Resource to be stated in early December of the same year. This maiden mineral resource estimate formed the basis for a Preliminary Economic Assessment (the “PEA”), which was undertaken by DRA Mineral Projects in 2013. The positive outcome of this assessment lead Energizer to undertake another phase of exploratory drilling and sampling in 2014, which was done under the supervision of Caracle Creek International Consulting (Pty) Limited (“Caracle Creek” or “CCIC”). This phase of exploration was aimed at improving the geological confidence of the deposit and its contained mineral resources, and included an additional 32 diamond drill holes (totalling 2,063 metres) and 9 trenches (totalling 1,876 metres). Caracle Creek were subsequently engaged to update the geological model and resource estimate. The entire database on which this new model and resource estimate is based contains 80 drill holes (totalling 11,660 metres) and 35 trenches (totalling 8,492 metres). This new resource forms the basis for this Molo 2015 FS.

Project Location
The Molo deposit is located some 160 km SE of Madagascar’s administrative capital (and port city) of Toliara, in the Tulear region and about 220 km NW of Fort Dauphin. It is approximately 13 km NE of the local village of Fotadrevo. See Figure 1 below.

Figure 1: Project Location

Project Description
The proposed development of the Molo Graphite Project includes the construction of a green fields open pit mine, a processing plant with a capacity of 862,000 tonnes of ore per annum and all supporting infrastructure including water, fuel, power, tailings, buildings and permanent accommodation.

The mine will utilize four 2 megawatt diesel generators, with three running and one standby and water is supplied from a well field which has been defined by drilling and detailed geo-hydrological modelling. The processing plant will consist of conventional crushing, milling and flotation circuits followed by concentrate filtering, drying and screening. The waste heat generated by the power station will be utilized for the drying of the concentrate.

The tailings storage facility, in the form of a valley dam layout, is located approximately 1.5 kilometers to the west of the process plant and is designed to accommodate the run-of-mine tonnage for the 26 year Life of Mine (“LOM”).

See Figure 2 below for the proposed layout of the site.

Figure 2: Site layout

Summary of financial results
Table 1 below summarizes the financial results of the Molo 2015 FS. These are based on a discounted flow analysis of the project using nominal cash flows, which include the effect of inflation.

Table 1: Summary of Financial Results
1	Post-tax: NPV (10% Discount Cash Flow)(1)(2)	US$389,797,113
2	Post-tax: IRR (1)(2)	31.2%
3	Payback (2)	4.84 years
4	Capital cost (“CAPEX”)	US$149.9 million
5	Design Development Allowance (to cover potential quantity and rate changes during detailed design and execution)	US$13.8 million
6	Owners Contingency	US$24.6 million
7	On-site Operating Costs (“OPEX”) per tonne of concentrate, (year 3 onward)	US$353
8	Transportation per tonne of concentrate (from mine site to Madagascar Port year 3 onward)	US$182
9	Transportation per tonne of concentrate (from Madagascar Port to European Customer Port from year 3 onward)	US$155
10	Average annual production of concentrate	53,017 tonnes
11	Life of Mine	26 years
12	Graphite concentrate sale price (US$/tonne at Start Up - 2017)	US$1,689 per tonne
13	Average Head Grade	7.04%
14	Average ore mined per annum over Life of Mine	856,701 tonnes
15	Average stripping ratio	0.81:1
16	Average carbon recovery	87.80%

Notes
•	Note 1: Assumes project is financed with a 50% debt and 50% equity.
•	Note 2: Values shown are based on nominal cash flows, which include the effect of inflation. Costs are increased on an annual basis by the relevant inflation index.

Table 2 below summarizes key mine and process data.

Table 2: Mine & Process Data
Proven reserves	14,170,000	Tonnes @ 7.0% C grade
Probable reserves	8,367,000	Tonnes @ 7.04% C grade
Grade (graphitic carbon)	7.04%	Average plant head feed over LOM
Waste to ore ratio	0.81:1
Processing rate	856,701	Tonnes per annum
Mine life	26 years
Recovery	87.8%
Average annual product tonnes	53,017

Property Description and Ownership
Property description
The Molo Graphite Project is contained in a portion of Exploration Permit #3432. The Project is centred on UTM coordinates 413,390 Easting 7,345,713 Northing (UTM 38S, WGS 84 datum). The Molo Graphite Project is located 11.5 km ENE of the town of Fotadrevo and covers an area of 62.5 hectares (“ha”). The Government of Madagascar designates individual claims by a central LaBorde UTM location point, comprising a square with an area of 6.25 km2.

Ownership
On December 14, 2011, the Company entered into a Definitive Joint Venture Agreement (“JVA”) with Malagasy Minerals Limited (“Malagasy”), a public company on the Australian Stock Exchange, to acquire a 75% interest to explore and develop a group of industrial minerals, including graphite, vanadium and approximately 25 other minerals. On October 24, 2013, the Company signed a Memorandum of Understanding (“MOU”) with Malagasy to acquire the remaining 25% interest in the land position.

On April 16, 2014, Energizer signed a Sale and Purchase Agreement and a Mineral Rights Agreement with Malagasy to acquire the remaining 25% interest. Malagasy retains a 1.5% net smelter return royalty (“NSR”).

The Molo Graphite Project is located within Exploration Permit #3432 as issued by the Bureau de Cadastre Minier de Madagascar pursuant to the Mining Code 1999 (as amended) and its implementing decrees.

CCIC has reviewed a copy of the Contrat d’amodiation pertaining to this right and are satisfied that the rights to explore this permit have been ceded to Energizer or one of its Madagascar subsidiaries.

Energizer holds the exclusive right to explore for a defined group of industrial minerals within the permits listed above. These industrial minerals include the following: Graphite, Vanadium, Lithium, Aggregates, Alunite, Barite, Bentonite, Vermiculite, Carbonatites, Corundum, Dimensional stone (excluding labradorite), Feldspar (excluding labradorite), Fluorspar, Granite, Gypsum, Kaolin, Kyanite, Limestone / Dolomite, Marble, Mica, Olivine, Perlite, Phosphate, Potash- Potassium minerals, Pumice Quartz, Staurolite, and Zeolites.

Reporting requirements of exploration activities carried out by the titleholder on a Research Permit are minimal. A titleholder must maintain a diary of events and record the names and dates present of persons active on the project. In addition, a site plan with a scale between 1/100 and 1/10,000 showing “a map of the work completed” must be presented. Upon establishment of a mineral resource, Research Permits may be converted into Exploitation Permits by application. CCIC is of the opinion that Energizer is compliant in terms of its commitments under these reporting requirements.

The Molo Graphite Project has not been legally surveyed; however, since all claim boundaries conform to the predetermined rectilinear LaBorde Projection grid, these can be readily located on the ground by use of Global Positioning System (“GPS”) instruments. Most current GPS units and software packages do not however offer LaBorde among their available options, and therefore defined shifts have to be employed to display LaBorde data in the WGS 84 system. For convenience, all Energizer positional data is collected in WGS 84, and if necessary converted back to LaBorde.

Royalties
Malagasy retains a 1.5% net smelter return royalty on the Molo Graphite Project.

Permits
Exploration Permit #3432 is currently held under the name of a subsidiary of Malagasy Minerals called, Mada-Aust Sarl. The transformation or amendment of exploration and research mining permits within the country continues to be suspended from the time that Madagascar was run by a president who was not democratically elected. This current permit expired on August 17, 2011.

Energizer’s Madagascar domiciled subsidiary companies and Mada-Aust Sarl has continued to pay all taxes and administrative fees to the Madagascan government and its mining ministry with respect to all the mining permits held in country. These taxes and administrative fee payments have been acknowledged and accepted by the Madagascan government. In addition, Energizer continues to diligently work with the Madagascan government to obtain the necessary permits in its name as the country clears its backlog of applications and amendments.

The research permit will be converted into an exploitation permit in due course. When the permit is transformed from a research permit to an exploitation permit, the exploitation permit will be issued in the name of Energizer. The exploitation permit is required to advance the Molo Graphite Project to the developmental stage.

Exploration
No further exploration is currently planned.

1.8         Mineral Reserve Estimate
As a result of the Molo 2015 FS, the following maiden proven and probable mineral reserves are declared, see Table 4 below.

Table 4: Mineral Reserves
Category	Tonnage	C Grade (%)
Proven	14,170,000	7.00
Probable	8,367,000	7.04
Proven and Probable	22,437,000	7.02

Proven Reserves are reported as the Measured Resources inside the designed open pit and above the grade cut off of 4.5% C. Similarly, the Probable Reserves are reported as the Indicated Resources inside the designed open pit and above the grade cut-off of 4.5% C.

Metallurgical Test Work
The Molo 2015 FS is based on a full suite of metallurgical test work performed by SGS Canada Metallurgical Services Inc. (“SGS”) which is based in Lakefield, Ontario, Canada. These tests included laboratory scale metallurgical work and a 200 tonne bulk sample / pilot plant program. The laboratory scale work included comminution tests, process development and optimization tests, variability flotation, and concentrate upgrading tests.

Comminution test results place the Molo ore into the very soft to soft category with low abrasivity. A simple reagent regime consists of fuel oil number 2 and methyl isobutyl carbinol at dosages of approximately 120 g/t and 195 g/t, respectively. A total of approximately 150 open circuit and locked cycle flotation tests were completed on almost 70 composites as part of the process development, optimization, and variability flotation program. The metallurgical programs culminated in a process flowsheet that is capable of treating the Molo ore using proven mineral processing techniques and extraction has been successfully demonstrated in the laboratory and pilot plant campaigns.

The tests indicated that variability exists with regards to the metallurgical response of the ore across the deposit, which resulted in a range of concentrate grades between 88.8% total carbon and 97.8% total carbon. Optical mineralogy on representative concentrate samples identified interlayered graphite and non- sulphide gangue minerals as the primary source of impurities. The process risk was mitigated with the design of an upgrading circuit, which improved the grade of a concentrate representing the average mill product of the first five years of operation from 92.1% total carbon to 97.1% total carbon.
The overall graphitic carbon recovery into the final concentrate of the first 5 years of operation is 87.8% based on the metallurgical response of composites using samples from all drill holes within the five year pit design. The average composition of the combined concentrate grade is presented in the table below.

The area composites were generated by splitting the footprint of the five year mine plan into five zones of approximately the same size. All drill holes within one specific zone were then combined to form an area composite. A total of fifteen area composites were generated for metallurgical evaluation, (five zones with three depth intervals per zone). All assays were completed using control quality analysis and cross checks were completed during the mass balancing process to verify that the results were within the estimated measurement uncertainly of up to 1.7% relative for graphite concentrate grades greater than 90% total carbon.

Table 5: Metallurgical Data - Flake Size Distribution and Product Grade
Product Size	Mass Distribution %	Product Grade(%) Carbon
+48 mesh (jumbo flake)	23.6	96.9
+65 mesh (coarse flake)	14.6	97.1
+80 mesh (large flake)	8.2	97.0
+100 mesh (medium flake)	6.9	97.2
+150 mesh (medium flake)	15.5	97.3
+200 mesh (small flake)	10.1	98.1
-200 mesh (fine flake)	21.1	97.5

Table 6: Pricing Matrix - Flake Size Distribution Grouping and Product Grade
Product Size	Mass Distribution %	Product Grade (%) Carbon
>50 mesh	23.6	96.9
-50 to +80 mesh	22.7	97.1
-80 to +100 mesh	6.9	97.2
-100 mesh	46.8	97.6

Vendor testing including solid-liquid separation of tailings and concentrate, screening and dewatering of concentrate, and drying of concentrate was completed successfully.

1.10       Recovery methods
The process design is based on an annual production capacity of 862 kilotonnes of plant feed material at a nominal head grade of 7.04% C(t) producing an estimated average of 53 kilotonnes per annum (“ktpa”) of final concentrate.

The ore processing circuit consists of three-stage crushing followed by primary milling and classification, a flotation separation and concentrate upgrading circuit, and graphite product and tailings effluent handling facilities.

The crushing circuit is designed to operate 365 days per annum for 24 hours per day at ±68% utilization and comprises a primary jaw crusher, a secondary cone crusher and a tertiary cone crusher in closed-circuit with a double-deck classifying screen. The crushed product (P80 of approximately 13 mm) passes through a surge bin from where it is fed to the milling circuit.

The milling and flotation circuits are designed to operate 365 days per annum for 24 hours per day at 91% utilization. A single stage primary ball milling circuit is employed, incorporating a closed circuit linear classifying screen and a scalping screen ahead of the mill. The scalping screen undersize feeds a single flash flotation cell before combining with the mill discharge material. Scalping and linear screen oversize are the feed to the primary mill. The primary ball mill size is 4.3m diameter (inside new liners) x 4.6m (EGL) with an installed motor power of 1000 kW.

Primary milling is followed by rougher flotation which, along with flash flotation, recovers the graphite to concentrate from the main stream. Rougher flotation employs seven forced-draught trough cells.

The primary, fine-flake and attritioning cleaning circuits upgrade the concentrate to the final product grade of above 94% C(t). Concentrate from the main stream feeds into the primary cleaning circuit consisting essentially of a dewatering screen, a polishing ball mill, a column flotation cell and flotation cleaner/cleaner scavenger trough cells.

The primary cleaner column cell concentrate gravitates to a 65 mesh classifying screen, from where the large-flake oversize is directed to a high rate thickener located ahead of a final concentrate attritioning circuit. Primary cleaner classifying screen undersize is pumped to the fine-flake cleaning circuit.

The fine flake cleaning circuit consists primarily of a dewatering screen, a polishing ball mill, a column flotation cell and flotation cleaner/cleaner scavenger trough cells. The attritioning cleaning circuit employs a high rate thickener, an attritioning stirred mill, a column flotation cell and flotation cleaner/cleaner scavenger trough cells. Fine flake column concentrate merges with the +65 mesh primary cleaner classifying screen oversize as it feeds the attritioning circuit thickener. Attritioning circuit column concentrate comprises the final concentrate stream feeding the final concentrate thickener.

Combined rougher and cleaner flotation final tailings are pumped to a guard de- gritting cyclone installation ahead of a high rate final tailings thickener. Cyclone overflow feeds the thickener. Cyclone and thickener underflows combine and are pumped for final disposal to the tailings storage facility (“TSF”).

Thickened final concentrate is pumped to a linear vacuum belt filter for further dewatering before the filter cake is fed into a rotary kiln drying circuit.

A three-stage, twin stream sifting plant screens the dry concentrate (dryer product) into the pre-determined size classes. A bagging plant is employed to weigh, sample and bag the different size fractions discretely for loading into sea freight containers for shipment.

Chemical reagents are used throughout the primary recovery and upgrading processes. Diesel fuel collector and liquid frother are added to various points-of- use within the flotation circuits.

Diesel collector is pumped from the main tank farm to a bulk tank at the plant, from where it enters a manifold system which supplies multiple variable speed peristaltic pumps which discretely pump the collector at set rates to the various points-of-use within the flotation circuits.

MIBC (methyl isobutyl carbinol) frother is delivered by road to a plant reagent store in 1m3 IBC’s, or 210 litre steel drums. The drums are collected by forklift as required and the contents pumped into a frother storage tank. A manifold system on the storage tank supplies multiple variable speed peristaltic pumps, which discretely pump the frother at set rates to the various points-of-use within the flotation circuits.

Flocculant powder (Magnafloc 919 and Magnafloc 24 for concentrate and tailings thickening facilitation respectively) is delivered by road to the plant reagent store in 25 kg bags. The bags are collected by forklift as required and delivered to a flocculant mixing and dosing area. Here the flocculant is diluted as required using parallel, duplicate vendor-package automated make-up plants, one each being dedicated to supplying the concentrate and tailings thickeners due to the flocculant types required being different for each application. Variable speed peristaltic pumps discretely pump the flocculant at set rates to the thickeners’ points-of-use.

Coagulant powder (Magnafloc 1707) for thickening enhancement is handled similarly to the flocculant as described above, the exception being that a single make-up system is provided to supply both the concentrate and tailings thickeners. Again, variable speed peristaltic pumps discretely pump the coagulant at set rates to the thickeners’ points-of-use.

Figure 3 below gives a high level overview of the project and Figure 4 below provides a block diagram depicting the basic process flow.

Figure 3: Project summary

Figure 4: Block Flow Diagram

Infrastructure
The project is located in a relatively remote part of South Western Madagascar, approximately 13 km NE of the local village of Fotadrevo. There is currently no infrastructure on site and everything will have to be constructed.

The following elements are all part of the project scope:
●	Raw water supply (from a network of bore holes extracting ground water)
●	Power supply (temporary during construction) and then a permanent diesel power station to supply the plantand permanent camp
●	Sanitation for the plant, permanent camp, and temporary during construction)
●	Storm water control and management
●	Temporary accommodation during construction
●	Permanent accommodation (340 people)
●	All permanent buildings (offices, workshops, stores, laboratory)
●	All buried services (potable water, sewage, stormwater, electrical reticulation)
●	In plant roads
●	Haul road
●	Tailings Storage Facility
●	Tailings pipe line to the TSF
●	Return water pipe line from the TSF back to the plant
●	Rock dumps and Run of Mine Ore (“ROM”) pads

See Figure 2 in section 1.3 for the site layout.

Raw Water Supply
Water is supplied by a net work of boreholes. A detailed water demand and supply analysis was done as part of the Molo 2015 FS, and this has shown that the water demands of the plant can be accommodated by boreholes within a radius of 5km from the plant. The daily steady state raw water make up requirement is estimated to be 561m3 per day.

Power Supply
Power is supplied by four 2 MW diesel generators. The running load for the plant is estimated to be 2.7 MW with an additional 0.8 MW for the permanent camp and all mine infrastructure. Under normal operation there will only be two units running, with a third allowed to assist with mill starting, and the fourth unit as a spare for maintenance.

1.12       Product Pricing

Graphite prices are based on current quotes and projected estimates provided by UK-based Roskill Consulting Group Ltd (“Roskill”), recognized as a leader in providing independent and unbiased market research, pricing trends, and demand and supply analysis for the natural flake graphite market.

The weighted average price per tonne of graphite concentrate in December 2014 was US$1,375. This is a basket price and reflects the contribution of the different flake sizes and carbon grades to the overall price. The start-up price (in 2017 terms) for a tonne of Molo graphite concentrate is a projection based on Roskill information. The graphite price then escalates in the financial model based on Roskill’s forecasts for supply and demand. The reader is cautioned that these are forecasts and may change subject to market dynamics.

1.13       Logistics

The cost to transport one tonne of dry concentrate (0.5% moisture content) from Molo to Rotterdam via Fort Dauphin, Madagascar, in December 2014 terms is 337 US$ / tonne. This is based on shipping 26 tonnes of concentrate in 1 m3 bags placed inside a 40 ft. container.

The route from Molo to Fort Dauphin runs either via the RN 10 or the RN 13. Both these routes vary from reasonable to poor condition and trucks are expected to take between four and five days to make the round trip. A truck was run over the route by a Madagascan trucking contractor to gauge cycle times and they managed to complete the journey in two long days each way. This was in the dry season and in the wet season there may be periods of time when the roads become impassable. No money has been budgeted for roads repairs or upgrades.

The Port of Ehoala at Fort Dauphin is a modern (2009) port developed by Rio Tinto for the QMM project. It has a 15m draft with shipping lines calling on a regular basis. There are however no crane facilities and vessels require their own cranes.

Figure 5 below shows a picture of the Port of Ehoala at Fort Dauphin.

Figure 5: Port of Ehoala at Fort Dauphin

Figure 6, Figure 7, and Figure 8 below give some insight into the varying road conditions between Molo and Fort Dauphin.

Figure 6: Road Conditions (1)

Figure 7: Road Conditions (2)

Figure 8: Road Conditions (3)

1.14       Capital costs

The capital cost for the project is estimated to be 188.2 million US$, including a contingency of 24.5 million US$. Competitive bids were obtained for most mechanical equipment, and for the earthworks, civils, structural steel, mechanical erection, piping and electrical, control and instrumentation detailed Bills of Quantities were issued for competitive pricing.

The base date for the capital costs is December 2014 and no provision has been made for escalation. The accuracy of capital costs is considered to be with +/- 10%

Table 7: Construction Capital Costs
Category	Cost (US$ Million)
Capital Cost	149.9
Design Development Allowance	13.8
Subtotal	163.7
Contingency	24.5
Total	188.2*
*Excludes taxes, tariffs, duties and interest

Table 8: Initial Capital Cost Summary
Cost Centres	Cost (US$ Million)
Pre-production	37.3
Tailings Storage Facility	24.3
Mechanicals	20.8
Electrical, Control & Instrumentation	20.8
External services	17.9
Earthworks	11.8
Piping	7.4
Structural	5.6
Transport	5.5
Vendor packages	3.4
Civil works	2.5
Consumables and spares	2.4
Buildings, fittings	2.1
Plate work	1.9
Total Capital Costs	163.7

Future capital expenditure expected to be incurred has been allowed for in the financial model to cover the expansion of the TSF in year 2, the replacement of the mine fleet, the replacement of the power plant, and for rehabilitation at the end of the project. Over the life of mine this accounts for an additional 38.3 million US$ with 7 million US$ spent on the TSF expansion in year 2.

1.15       Operating costs
The average cash operating costs from year 3 onwards, after the expatriate staff complement is reduced, are estimated to be 21.7 US$ per mineralized tonne processed and 353 US$ per tonne of concentrate produced. The cash operating costs includes mine operations (owner operated), process plant operations and general and administrative charges. They do not include shipping from Molo to the end user, or any downstream processing costs.

Table 9: Operating Costs per Tonne of Feed
Category	Year 3 onwards
Mining	US$3.90
Processing	US$11.00
General and Administrative	US$6.80
Total OPEX per Tonne of Feed	US$21.70
Costs have been rounded.

Table 10: Operating Costs per Tonne of Concentrate produced at the Mine Site
Category	Year 3 onwards
Mining	US$64
Processing	US$179
General and Administrative	US$110
Total OPEX cost per Tonne of Concentrate at Mine Site	US$353
Costs have been rounded

The operating costs expressed above are considered to be accurate to +/- 10%, and assume a varying US$ inflation rate of 1.6% in 2015 and escalating to 2.0% from 2017 onward. Currency inflation rates were also considered in the financial model and were applied to the South African Rand and Malagasy Ariary portions of the opex costs.

Please note that these operating costs assume that the plant is able to successfully handle the variability in the ore body, as shown by the SGS test work discussed in detail in Section 13. Should the plant not perform as expected this could have a material impact on operating costs as:
●	The flake size distribution could be worse than expected
●	The product grade could be lower than expected
●	The recoveries could be lower than expected or a combination of all of these

1.16       Economic analysis
Table 11 below summarizes the economic analysis of the project using discounted cash flow methods.

Table 11: Economic Analysis of the Project
Category	Value
Average price / tonne of concentrate (at start up, 2017)	US$1,689
Internal Rate of Return (“IRR”) - Project Equity	31.2%
NPV @ 8% Discounted Cash Flow	US$521,602,408
NPV @ 10% Discounted Cash Flow	US$389,797,113
NPV @ 12% Discounted Cash Flow	US$293,649,899
Project Payback Period	4.84 years
* Assumes that the project is financed through 50% equity finance and 50% corporate debt. The debt assumptions used in the model assumes a rate of 5.75% over LIBOR, with LIBOR forecast to escalate to 3.54% by 2022. An arranging fee is also assumed.

Notes
All values in the above table do not account for inflation and assume that a satisfactory investment agreement is negotiated under Madagascar’s LGIM (Loi Sur les Grands Investissements Miniers) tax laws covering large scale mining investments, for which this project qualifies. Also included in the above table are forecasted prices for 2017, which coincides with the year the Molo mine is expected to be in production.

The exchange rates used in the financial model are as follows:
●	11.31 South African Rand (“ZAR”) to US$1, moving in line with purchasing power parity
●	0.833 Euro to US$1, fixed for the modelled period
●	2,746 Malagasy Ariary (“MGA”) to US$1, moving in line with purchasing power parity

1.17       Environmental & Permitting
A comprehensive Environmental and Social Impact Assessment (“ESIA”) was completed to local Malagasy, Equator Principles, Word Bank and International Finance Corporation (“IFC”) standards. The process was preceded by an Environmental Legal Review and an Environmental and Social Screening Assessment; both providing crucial information to align the project development and design with international best practice on sustainable project development.

The ESIA submission is subject to approval of the investment amount by Madagascar’s Ministry of Mines. The application was submitted on 30th January 2015 and the approval of the investment amount is in progress. Energizer will receive a Global Environmental Permit upon approval of the ESIA, a process which is expected to take six months from date of submission.
A comprehensive permitting register is in place and additional sectorial permit applications will form part of the early execution phase. Approval of the sectorial applications is expected within the same six month period as the ESIA review.

No material issues were identified in relation to Environmental, Social and Permitting processes and through the stakeholder engagement process the local and regional community has expressed a desire for the project to move forward.

1.18       Conclusions
1.18.1    Geology
Energizer’s 2011 exploration program delineated a number of new graphitic trends in southern Madagascar. The resource delineation drilling undertaken during 2012-2014 focused on only one of these, the Molo deposit, and this has allowed for an independent, updated resource statement for the Molo deposit, which is stated in accordance with the CIM Guidelines.

1.18.2    Mining
Maiden mineral reserves of 22 437 000 tonnes have been declared for the Molo Graphite Project at an average grade of 7.02% and based on the information contained in the Molo 2015 FS it is possible to economically mine this deposit.

1.18.3    Metallurgical Test Work
Comprehensive metallurgical test programs culminated in a process flowsheet that is capable of treating the Molo ore using conventional and established mineral processing techniques. Process risks associated with the variability with regards to metallurgical performance have been mostly mitigated through the addition of an upgrading circuit.

1.18.4    Recovery Methods
The laboratory, pilot and vendor test work conducted prior to and during the study defined the required process flow sheet. This was duly translated into a full-scale production plant flow sheet as described within this report. The flow sheet unit processes were populated and individual component equipment selected according to either pilot plant precedents or, where these were not available, proven practice within the industry, in conjunction with suitably experienced vendors. All process designs and selections were based on conventional, proven mineral processing practices.

The processing selections and configurations built into the design are adequately suited to the requirements. Based on the mining and metallurgical test work information presented elsewhere within the Molo 2015 FS, and assuming within specification ROM ore is fed to the plant, the required recovery is expected to be attainable at the throughput stated. Note that this recovery is based on lab and pilot scale test work and may reduce slightly on a full scale plant due to operational inefficiencies. This possible reduction has not been taken into account in the financial analysis.

1.18.5    Infrastructure
All infrastructure required for the project has to be installed from scratch and has been allowed for in the project budget.

1.18.6    Water
The detailed hydrogeological analysis has concluded that the plant can be supplied from a well field.

1.18.7    Environmental, Social
A comprehensive Environmental and Social Impact Assessment has been done, and is in the process of being submitted to Madagascan government for approval.

1.18.8    Permitting
Various permits will have to be obtained for the project including an Environmental Permit and a Mining permit. The most urgent permit is for Energizer to renew the exploration permit covering the project.

1.18.9    Tailings
It is possible to construct the required tailings storage facility and a suitable site has been identified. Geochemical and hydrogeological test work has shown that the facility does not need to be lined.

1.18.10  Risks
The qualitative risk assessment identified 56 risks of which 9 were extremely high before controls. After controls were applied the number of extremely high risks was reduced to two. These risks are:
1.	The exploration permit covering the Molo pit expired in 2011 and has yet to be officially renewed (Exploration Permit #3432 is the permit in question).
2.	Current delays in issuing new mining permits.

After controls were applied the remaining high risks are as follows, (reduced from 39 to 18):
1.	Requirement that all voids / excavations be backfilled without exception.
2.	Inaccurate landownership data.
3.	The unit costs of moving product are high.
4.	Project NPV and IRR lower than the PEA
5.	Theft during construction & operation (diesel, cable, etc.)
6.	No off take agreements signed yet or formal product specifications received.
7.	The current execution strategy calls for contracts to be placed before permits are granted.
8.	The project has modelled the diesel price at 0.8 US$ / litre.
9.
ESIA review timeframes could extend past the planned project start date - indications are 6-9 months forESIA approval from date of submission to the O.N.E (The Madagascan Government department of the Environment)

10.	The process design may not achieve the optimal balance between the competing requirements of:
a.	Maximizing coarse flake recovery
b.	Maximizing product carbon grade
c.	Maximizing overall recovery
11.	Future Land Claims (Ancestral Rights).
12.	The process plant may not achieve a consistent on spec product, especially as the feed grade to the plant varies and this may make process control difficult.
13.	Madagascan political situation remains potentially unstable.
14.	Difficult logistics getting material on and off the island plus very bad roads.
15.	Contractors P&G’s high due to locality.
16.	The projects returns are reliant on a real term increase in the price of graphite.
17.	Implementation of the preferential taxation arrangement may be difficult.
18.	The debt funding assumptions may not be achievable.

1.19       Recommendations
1.19.1    Geology
No further recommendations at present.

1.19.2    Mining
The long mine life of the Molo Graphite Project will allow for potential optimisation of drilling and blasting designs during execution that could reduce operating costs slightly.
From a pure mining perspective the Molo Graphite Project is very small and provided reasonable levels of short term planning are applied it should have very few challenges in delivering the required tonnages at the required grade to meet the production targets set out in this Molo 2015 FS.

1.19.3    Metallurgical Test Work
The following recommendations are made for additional metallurgical testwork prior to the detailed engineering stage:
•	Evaluate a range of different attrition mill media to determine if flake degradation can be reduced without affecting the concentrate grade;
•
Develop a grinding energy versus concentrate grade relationship for the best grinding media. This will allowa more accurate prediction of the required attrition mill grinding energy as a function of the final concentrate grade;

•	Conduct attrition mill vendor tests to aid in the sizing of the equipment;
•	Carry out vendor testing on graphite tailings using the optimized reagent regime proposed by the reagent supplier; and
•	Complete a series of flotation tests on samples covering the mine life past the initial 5 years.

1.19.4    Recovery Methods
Optimization and refinement opportunities exist regarding the process design which could reveal benefits over the equipment selections and unit process detail within the current design. The latter are based essentially on test work outcomes pursued and reported on thus far for study purposes.

Appropriate test work is recommended prior to the initiation or during the course of a detailed design phase preceding construction. This would include the following:
•	Bulk material flow test work;
•	Additional test work, in conjunction with vendors and in line with ongoing technical developments, aimed at further refinement of the polishing and attrition milling processes;
•	Concentrate attritioning circuit static and dynamic thickening tests, including reagent scoping and optimization trials;
•
Further investigation into potentially replacing the final tailings disposal positive displacement pumps withmore common centrifugal pump trains by reducing the slurry solids concentration for overland pumping. This will include examination into whether the overall water balance and supply system can reasonably accommodate such a change.

1.19.5    Infrastructure
The following are recommended prior to the detailed design stage:
•	Additional geotechnical investigations at the proposed new construction and permanent camp site,particularly at the location of the new potable water storage tanks
•
A detailed geotechnical investigation will need to be undertaken to identify and confirm suitable sources of concrete aggregate and concrete sand materials at the location of the project site. This testing will need toinclude for concrete material testing and the production of concrete trial mixes with the material identified

•
The geotechnical information will also need to confirm the suitability for construction of all the material to be excavated from the Return Water Dam (“RWD”). It is proposed that all the material excavated from the RWD is utilised in the works as processed fill material

•
Confirmation as to whether the material from the proposed borrow pit near Fotadrevo (which will be used to supply all fill material for the TSF starter wall construction) can be utilised as fill material, or if this materialcan be stabilized in some manner and used in the works

•
A detailed topographical survey will need to be undertaken of the proposed construction site, borrow pit areasand the access road between Fotadrevo and the mine site. This information is required prior to the final detailed design of the plant layout and associated earthworks

1.19.6    Water
The following is recommended during the detailed design phase:
•
Updating the current dynamic water balance including a dynamic TSF water balance. The current waterbalance only assumed average monthly inflows from the TSF into the RWD. It would be recommended to confirm the water availability on the Molo Graphite Project if drought conditions occur and the TSF model element is included in the dynamic water balance

•
Water quality and quantity data is required to provide a baseline for comparison once the Molo Mine iscommissioned. To provide the necessary baseline data, regular ground and surface water quality monitoring must be carried out leading up to the date when the Molo Mine will be commissioned. Additionally proposed monitoring and scavenger wells must be installed. This also should include the installation of flow meters on relevant pipelines to verify the dynamic water balance with measured flow rates during operations

•	The installation of a weather station on the Molo Graphite Project site should be done as soon as possible.
•	The installation and testing of the additional well field boreholes must be undertaken. The groundwater resource model must be updated to include site specific borehole data.
•
The environmental geochemical test work of the Molo 2015 FS should be confirmed by selective testing of samples from the latest exploration and metallurgical test programs. The geochemical model should beupdated accordingly.

1.19.7    Environmental, Social
•
GCS recommends the installation of a suitable weather station at or as near as possible to the proposedproject site, even before construction commences. Accurate, local weather data is almost non-existent in Madagascar. This data will prove invaluable for model calibration, improvement in baseline understanding and for future energy supply options which could utilise wind and or solar power generation

•	Clean energy supply should be considered as a medium to long term target
•	Appointment of a community representative and the establishment of a mandate to sensitise the local communities prior to any project activities
•	Monitoring and auditing to commence at project preparation phase
•	Compilation of Standard Operating Procedures for Environmental and Social aspects requiring direct management and intervention

•
It is recommended that actual activity data, (e.g. kilometres travelled, or litres of diesel consumed) for a financial year is used when a Green House Gas (“GHG”) assessment is being calculated. Given that this project involves an estimation of a future GHG assessment for activities yet to begin, a series of assumptions have been made in order to obtain the activity data required to undertake this calculation

•	Community recruitment, skills development and training should begin at project preparation phase

1.19.8    Permitting
•	An application for the exploration permit in Energizer’s name is a critical step in the larger permitting and licensing regime and requires early attention and dedicated involvement
•	Security of land tenure is a process and is estimated to take 7 months, thus this process should be commissioned as early as possible
•
Application for all other necessary permits (water use, construction, mineral processing, transportation, export, labour etc should be undertaken within the ESIA review period (6 months), which is expected to befrom March till August 2015

•	Compilation of a comprehensive legal register
•	Municipal elections are scheduled for July 2015. It is recommended that all above-mentioned permitting processes should commence prior to and in anticipation of these elections.
•
The permitting and licensing of the proposed Molo Graphite Project requires dedicated attention to ensure consistent momentum in application for and delivery of permits and licenses. This is extremely relevantwithinthe Malagasy context.

Tailings
Additional work required during detailed design of the TSF and adjacent RWD is as follows:
•
The full rheology and beaching characteristics for the tailings are not known which leaves uncertainties regarding the optimum deposition design. This will need to be investigated via large scale tests once suitably sized pilot process plant samples are available. It should be noted that such large scale tests will also provide additional more representative samples which can be used to carry out further testing of other tailings characteristics, such as consolidation, permeability and shear strength, which should be used to validate / revise the assumptions made for the stability assessments, seepage / drainage assessments and water balance

•
The geotechnical investigation was carried out for the general TSF area only, and was not focused on the specific design elements as the location of these was not known at the time. Additional focused geotechnical investigations will be required to confirm the geotechnical conditions at specific locations

•
The depth to groundwater is not known in the immediate vicinity of the RWD. In the event that ground water is shallow, it may not be possible to excavate the RWD basin to the required depth without employing dewatering measures, or alternatively constructing an additional RWD downstream. The depth to groundwater and any seasonal fluctuations will need to be investigated by installation of a groundwater monitoring borehole, which must be monitored during the wet season

•
Water quality data is required over a period of time to provide a baseline for comparison once the TSF is commissioned. To provide the necessary baseline data, regular ground and surface water monitoring must be carried out leading up to the date when the TSF is commissioned

•
The overall design will need to be developed to a level required for construction and to optimise the design with regard to technical, environmental and economic considerations, whilst taking due cognisance of additional information made available, including the additional studies detailed”

Graphite Market and Pricing

Market Overview
Energizer engaged Roskill to compile a report on markets for natural graphite up to 2020 which report was completed in January 2015. This market summary is to a large extent based on the Roskill report.

Graphite consumption comprises three different product lines, namely synthetic graphite, natural amorphous graphite and natural flake graphite. Price is often the major deciding factor in choosing between natural flake and synthetic, although each also has specific characteristics which need to be considered for a particular application. For example in the production of lithium-ion anode materials, natural flake graphite may be chosen due to price although synthetic graphite may be more suitable in some formulations.

In those applications where they compete, synthetic graphite prices are higher than natural graphite prices due essentially to higher production costs. This is somewhat offset by the purification cost to raise most natural graphite to sufficient purity. It is estimated that in 2013, the difference between comparable synthetic and natural grades was US$1,000 per tonne. Amorphous graphite is used in such applications as the refractories industry, as recarburisers, in brake linings, gaskets and clutch materials and in foundries in mould wash.

Natural Graphite is graded into 3 forms: Flake, Amorphous and Lump. A majority of the world’s graphite supply is amorphous (fine or powder) and is used for traditional purposes such as automotive and steel making. Flake graphite is essential for producing batteries, specifically lithium-ion, and for use in consumer electronics. The Molo Graphite Project contains flake graphite. Flake graphite prices are a function of 2 factors - flake size and purity - with large flake (+80 mesh), high Carbon (+94%) varieties commanding premium pricing. Like uranium, there is a posted price for graphite which provides a guideline with respect to longer term trends but transactions are largely based on direct negotiations between the buyer and seller.

World Estimated Consumption of Natural and Synthetic Graphite 2013 (1,000 tonne)

Category	Natural Graphite	(of which Natural Flake Graphite)	Synthetic Graphite	Total
Electrodes	-	-	860	860
Refractories	511	335	-	511
Lubricants	50	12	100	150
Foundries	133	80	-	133
Graphite shapes1	12	1-	105	117
Batteries	74	74	27	101
Friction Products	53	22	-	53
Others	1352	53	5203	655
Total	968	586	1,612	2,580
Source: Roskill estimates
Notes:
1	Including carbon brushes.
2	Including 35,000t of amorphous graphite in decarburising.
3	Mainly consumption in re-carburisers, but also in foundries, friction materials and refractories.

Natural flake graphite is consumed in refractories, foundry applications, batteries, as battery additives, in fuel cells, friction products, lubricants, shapes and expandable graphite.

In 2013, production of natural flake graphite totaled 427,300 tonnes. Output of flake graphite reached a peak of some 500 000 tonnes in 2012, of which 60% originated in China. Other significant producers of flake graphite are Brazil, India, Canada and Norway. The table below illustrates production of flake graphite worldwide and the dominance of Asian, more specifically Chinese, production.

Chinese flake graphite production is currently fragmented and includes a significant number of small operations with 10 000 tonne per annum capacity or less. A process of consolidation is underway, which began in Inner Mongolia during 2010 and started in Shandong and Heilongjiang during 2014. This will create new industry giants in the country situated in these three centres.

Several foreign companies have invested in China, in order to secure supplies. Many existing Chinese mines are coming to the end of their working lives and a number outside China have become exhausted in recent years.

A number of new flake graphite projects that are under development will increase capacity outside China in the coming years. In a recent development a Canadian graphite project announced a significant off take agreement with a Chinese industrial conglomerate of 40,000 tonne, suggesting that security of supply is becoming increasingly important to manufacturers in China, as well as in the rest of the world.

Apart from China, capacity is concentrated in Brazil and India but is also present in a number of other countries. Of these, the leading producer is Nacional de Grafite of Brazil, which has at least 75,000 tonnes per annum of capacity.

Natural graphite production is forecast to grow by 5.4% per annum in the years to 2020 as growing demand for flake graphite drives expansions and new product development. This estimate includes established projects realizing production on their announced timeline. A total of 188,500t of new capacity could come on stream by 2020, however, more realistically this total will be in the region of 100,000t, which would provide a lower CAGR of 3% per annum. This assumes no increase in production in China, due to on-going consolidation. Production of high-purity natural graphite will continue to be concentrated in China.

There is currently significant overcapacity in the synthetic graphite market as well as increasing competition from new plants in China, India and Russia. Producers will be able to increase supply to meet likely increases in demand.

A large amount of graphite exploration has been carried out over the last five years as concerns grew over a potential future tightness/shortage of supply. Development of new capacity is focused on high grade, large flake deposits, driven by growing demand from both the traditional markets of refractories and brake linings, and from the emerging, and rapidly growing, markets of lithium-ion batteries and expandable / expanded graphite.

By 2015, many of the prospective new projects had seen little progress and only a handful have reached pre-feasibility.

Broadly speaking graphite prices increase with flake size and carbon content. In practice other factors come into play and the price will depend on the location of the supplier and purchaser and the logistics involved, the agreed contract type and length, graphite specifications as well as underlying production and processing costs.

Published flake graphite prices for fine, medium and large flake sizes are shown in the graph below (average of all carbon grades), illustrating the price premium by size. After the price hike in 2011, and decline in 2012 to 2014, prices have stabilized in 2015.

Average Prices of Flake Graphite by Flake Size, 2003 to 2014
Source: Industrial Minerals, Asian Metal, Industry sources.

Overall natural flake graphite prices are expected to recover in line with, and above, economic activity. The level of price recovery overall will depend on degree of consolidation in the Chinese flake graphite industry and its impact and the recovery and production levels in the steel industry.

Mining projects are commonly evaluated using two or three year trailing averages. However, the significant price spike in 2011 and 2012 distorts the picture such that historic averages are not representative. The subsequent fall of graphite prices means that the historic averages are higher than current prices. Prices have been relatively stable during 2014 and 2015 and have now started to see some upward pressure. It is therefore assumed that this represents the bottom of the market.

The conclusion that this is the bottom of the market also takes into account the consolidation of the Chinese natural flake graphite sector over the next two to three years, which may constrict supply, the closure of a North American mine in 2013, and the forecast growth in demand. These combined factors should eliminate any further downside in prices from the present levels, and present opportunities for further growth. Capital and operation costs are also rising, which in the medium to longer term will eliminate more marginal producers, and keep the outlook for graphite prices healthy.

For medium and large flake sized material, new supply is not expected on stream in 2015 to step into any shortfalls from Chinese production restrictions, which could put some upward pressure on pricing levels, especially in Europe. This could cause short term fluctuations of $200-300 per tonne around the average growth rates, or even as much as $400 per tonne for jumbo flakes. In mid-2016, new scheduled production from Mozambique having a significant proportion of larger flake could replace a portion of Chinese material. From 2017 onwards, the effects of the consolidation process are expected to be largely complete and the Chinese industry reorganised into much larger enterprises.

For fine flake material of 90-96%, graphite prices are expected to rise just above economic activity, especially in refractories, foundries and crucibles markets which represent most of the volume. This material is also not expected to see quite the same upward price pressure in 2016.

Chinese FOB flake graphite prices are expected to increase with production costs and supply restrictions within the country, especially for larger flake sizes in 2015 and potentially in 2016. This will maintain or even raise price levels during a period when there is predicted slowdown in growth in the Chinese industry and household purchasing index.

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

The next step in the permitting process, which our Company has initiated, is to apply for an exploitation permit. Our company has engaged a third party environmental study company in Madagascar to assist us with this process. In order to get an exploitation permit, an investment plan, exploitation work plan budget and specific ground mapping is submitted to the BCMM. This step is completed in conjunction with a submission of an Environmental and Social Impact Assessment (“ESIA”), which was submitted on January 30, 2015. This environmental impact study includes, among other things, completion of a water study and a social impact study.

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

Original (“Orig”) versus Duplicate (“Dupe”) plots.

Next Steps
The Company has recently completed the Feasibility Study. With this document, potential financiers and strategic partners have been approached, and the Company is seeking funding for the development of the Molo Deposit into a mine.

Future Programs
After procuring financing for mine construction, the Company will begin placing lead orders for equipment. Parallel to this, the Company will commence a detailed engineering study in order to optimize mine efficiencies.

DRA Agreement Signed for Ability to Develop and Build Mine
During January 2012, we signed a formal agreement with South Africa's DRA Mineral Projects (“DRA”), a world-leading process engineering and mining project development management firm, for the development of our projects in Madagascar. Specific focus will be on the development of vanadium and graphite minerals. Management believes that this partnership provides us with the ability to both build and manage a mining operation. It also provides DRA the option to purchase up to 5% of our Company through private placement at current market conditions.

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

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception. Since our inception, up to June 30, 2015, we had accumulated net losses of $92,327,034. If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Dependence on One Mineral Project

Our only material mineral property is the Molo Graphite Project. As a result, unless we acquire or develop any additional material properties or projects, any adverse developments affecting this project or our rights to develop this property could materially adversely affect our business, financial condition and results of operations.

Our primary exploration efforts are in the African country of Madagascar, where a new government has been in place since early 2014.

Any adverse developments to the political situation in Madagascar could have a material effect on the Company’s business, results of operations and financial condition. Democratic elections in Madagascar occurred toward the end of 2013 as planned by the elections calendar jointly established between the UN and the Elections Commission. To date, the Company has not experienced any disruptions or been placed under any constraints in our exploration efforts due to the political situation in Madagascar. Depending on future actions taken by the newly elected government, or any future government, the Company’s business operations could be impacted.

The newly elected President was inaugurated on January 25, 2014 and the lower house of Parliament took office in February 2014. A government reshuffle occurred in early 2015, with the naming of a new Prime Minister on January 14, 2015. Ministers composing the new government were named on January 25, 2015. On May 26, 2015, the Parliament voted to impeach the President on the grounds that he had violated the Constitution. The High Constitutional Court invalidated the claim, declaring the accusation unfounded. The President, the Government and the Parliament continue to operate as before.

The Company is actively monitoring the political climate in Madagascar and continues to hold meetings with representatives of the government and the Ministry attached to the Presidency in charge of Mining. The transformation or amendment of exploration and research mining permits within the country continues to be suspended, including the transfer and status of the Molo Graphite Project permit. Additionally, this permit expired in 2011 and has not been renewed despite our efforts to do so. The Company has continued to pay taxes and administrative fees in Madagascar with respect to our mining permits including the permit relating to the Molo Graphite Project (although such permit is not in the Company’s name). These payments have been acknowledged and accepted by the Madagascar government. Further, in order to advance the Molo Graphite Project, the current permit will need to be converted into an exploration permit in the name of the Company or one of its subsidiaries. The Company cannot provide any assurance as to the timing of the receipt of the required permits.

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

As a public company, we are subject to numerous legal and accounting requirements in both Canada and the United States of America that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage compared to privately held and larger public competitors.

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

In the United States, our common shares are quoted on the OTCQB. The OTCQB is marketed as an electronic exchange for high growth and early stage U.S. companies and a prospective “final step toward a NASDAQ or NYSE listing” (although no assurances can be provided that such change of market shall occur). Trades are settled and cleared in the U.S. similar to any NASDAQ or NYSE stock and trade reports are disseminated through Yahoo, Bloomberg, Reuters, and most other financial data providers. The OTCQB may be significantly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCQB as compared to a national securities exchange in the United States, such as the New York Stock Exchange, the NASDAQ Stock Market or the NYSE Amex. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. U.S. investors in our common shares may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our common shares. Accordingly, our U.S. shareholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common shares improves.

In addition to being quoted on the OTCQB, our common shares trade on the Toronto Stock Exchange, Canada’s national stock exchange, under the symbol EGZ and on the Frankfurt Exchange under the symbol A1CXW3.

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

Our CEO and Principal Financial and Accounting Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2015.

A failure remediate any material weaknesses that we may identify or to implement new controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could adversely affect the results of the management evaluations of our internal controls. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

Should we lose the services of our key executives, our financial condition and proposed expansion may be negatively impacted.

We depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. Specifically, we rely on Craig Scherba, our President and Chief Executive Officer and Peter Liabotis, our Chief Financial Officer. We do not maintain key man life insurance. Should we lose any or all of their services and we are unable to replace their services with equally competent and experienced personnel, our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

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

We can provide no assurance that we will be able to successfully bring our claims or interests into commercial production.

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

Our business is subject to U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and reputational harm.

We operate in certain jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. For example, the U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our corporate policies mandate compliance with these anti-bribery laws, which often carry substantial penalties. There can be no assurance that our internal control policies and procedures always will protect it from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by the Company’s affiliates, employees or agents. As such, our corporate policies and processes may not prevent all potential breaches of law or other governance practices. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, and loss of operating licenses or permits, and may damage the Company’s reputation, which could have a material adverse effect on our business, financial position and results of operations or cause the market value of our common shares to decline.

Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate, and are subject to extensive environmental, health and safety laws and regulations.

As a result of public concern about the real or perceived detrimental effects of economic globalization and global climate impacts, businesses generally and large multinational corporations in natural resources industries, face increasing public scrutiny of their activities. These businesses are under pressure to demonstrate that, as they seek to generate satisfactory returns on investment to shareholders, other stakeholders, including employees, governments, communities surrounding operations and the countries in which they operate, benefit and will continue to benefit from their commercial activities. Such pressures tend to be particularly focused on companies whose activities are perceived to have a high impact on their social and physical environment. The potential consequences of these pressures include reputational damage, legal suits, increasing social investment obligations and pressure to increase taxes and royalties payable to governments and communities.

In addition, our ability to successfully obtain key permits and approvals to explore for, develop and operate mines and to successfully operate in communities around the world will likely depend on our ability to develop, operate and close mines in a manner that is consistent with the creation of social and economic benefits in the surrounding communities, which may or may not be required by law. Our ability to obtain permits and approvals and to successfully operate in particular communities may be adversely impacted by real or perceived detrimental events associated with our activities or those of other mining companies affecting the environment, human health and safety of communities in which we operate. Delays in obtaining or failure to obtain government permits and approvals may adversely affect our operations, including our ability to explore or develop properties, commence production or continue operations. Key permits and approvals may be revoked or suspended or may be varied in a manner that adversely affects our operations, including our ability to explore or develop properties, commence production or continue operations.

Our exploration, development, mining and processing operations are subject to extensive laws and regulations governing worker health and safety and land use and the protection of the environment, which generally apply to air and water quality, protection of endangered, protected or other specified species, hazardous waste management and reclamation. Some of the countries in which we operate have implemented, and are developing, laws and regulations related to climate change and greenhouse gas emissions. We have made, and expect to make in the future, significant expenditures to comply with such laws and regulations. Compliance with these laws and regulations imposes substantial costs and burdens, and can cause delays in obtaining, or failure to obtain, government permits and approvals which may adversely impact our closure processes and operations.

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

The profitability of a mineral exploration project could be significantly affected by changes in the market price of the relevant minerals. A number of factors affect the market prices of minerals. The aggregate effect of the factors affecting the prices of various minerals is impossible to predict with accuracy. Fluctuations in mineral prices may adversely affect the value of any mineral discoveries made on the properties with which we are involved, which may in turn affect the market price and liquidity of our common shares and our ability to pursue and implement our business plan. In addition, the price of both graphite and vanadium can fluctuate significantly on a month-to-month and year-to-year basis.

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

We will require additional capital in the future and no assurance can be given that such capital will be available on terms acceptable to us or at all.

We will require additional capital in the future and no assurance can be given that such capital will be available on terms acceptable to us or at all. Our currently available funds will not be sufficient to finance the development capital costs of the Molo Graphite Project as disclosed in the Feasibility Study. Accordingly, we will need to raise further equity and/or debt financing to fund development of the Molo Graphite Project. The success and the pricing of any such equity and/or debt financing will be dependent upon the prevailing market conditions at that time, the outcomes of the permitting and development activities or any relevant studies and exploration programs at the Molo Graphite Project. If additional capital is raised by an issue of securities, this may have the effect of diluting stockholders’ interests. Any debt financing, if available, may involve financial covenants which limit the our operations. If we cannot obtain such additional capital, we may not be able to complete the development of the Molo Graphite Project which would have a materially adverse effect on our business, operating results and financial condition.

Market Price of Common Shares

Securities of small-cap and mid-cap companies have experienced substantial volatility in the recent past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. The price of our common shares is also likely to be significantly affected by short-term changes in graphite prices and demand, the U.S. dollar, the Malagasy ariary, the Canadian dollar, and our financial condition or results of operations as reflected in its financial statements. Other factors unrelated to the performance of our Company that may have an effect on the price of the common shares include the following: the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow our Company’s securities; lessening in trading volume and general market interest in our Company’s securities may affect an investor’s ability to trade significant numbers of our common shares; the size of our public float may limit the ability of some institutions to invest in our securities; and a substantial decline in the price of our common shares that persists for a significant period of time could cause our Company’s securities, if listed on an exchange, to be delisted from such exchange, further reducing market liquidity.

As a result of any of these factors, the market price of our common shares at any given point in time may not accurately reflect the long-term value of the Company. Class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

Negative Operating Cash Flow

We reported negative cash flow from operations for the year ended June 30, 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of its mineral properties are placed into production.

Inability to Enforce Legal Rights

Substantially all of our assets are located outside of the United States, in Madagascar. It may not be possible for investors to enforce judgments in the United States against our assets. In addition, many of our directors and officers, and some of the experts named in this document, are residents of Canada or otherwise reside outside the United States, and all or a substantial portion of their assets, are located outside the United States. It may also be difficult for holders of our common shares who reside in the United States to realize in the United States upon judgments of courts of the United States predicated upon our civil liability and the civil liability of our directors, officers and experts under the U.S. federal securities laws.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. – PROPERTY

The Company’s executive offices are currently located at 520–141 Adelaide Street West, Toronto, Ontario, Canada M5H 3L5. These offices are leased on a month-to-month basis, and the Company’s current monthly rental payments are approximately CAD $10,000.

See Item 1 – Business, for description of our material exploration properties.

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

PART II

ITEM 5. - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
As of September 22, 2015, there were 329,935,670 common shares issued and outstanding and 82,311,673 common shares underlying outstanding options and warrants to purchase, or securities convertible into, our common shares. Our common shares are quoted on the OTCQB under the symbol “ENZR”, the TSX under the symbol “EGZ” and the Frankfurt Stock Exchange under the symbol “A1CXW3”. On September 22, 2015 the last reported sale price for our common shares on the OTCQB and TSX was US$0.0438 and CAD$0.055 per share, respectively. The table below sets forth the high and low closing sale prices of our common shares for the fiscal quarters indicated as reported on the OTCQB and TSX. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	OTCBB / OTCQX / OTCQB (US$)		TSX / TSX-V (CDN$)
Period	High	Low	High	Low
Fiscal year ended June 30, 2015
First quarter ended September 30, 2014	$0.25	$0.11	$0.28	$0.12
Second quarter ended December 31, 2014	$0.19	$0.09	$0.20	$0.11
Third quarter ended March 31, 2015	$0.11	$0.09	$0.14	$0.12
Fourth quarter ended June 30, 2015	$0.11	$0.09	$0.14	$0.10
Fiscal year ended June 30, 2014
First quarter ended September 30, 2013	$0.28	$0.10	$0.28	$0.11
Second quarter ended December 31, 2013	$0.16	$0.11	$0.18	$0.12
Third quarter ended March 31, 2014	$0.17	$0.12	$0.18	$0.13
Fourth quarter ended June 30, 2014	$0.14	$.011	$0.15	$0.12
Fiscal year ended June 30, 2013
First quarter ended September 30, 2012	$0.41	$0.27	$0.39	$0.27
Second quarter ended December 31, 2012	$0.37	$0.29	$0.37	$0.29
Third quarter ended March 31, 2013	$0.34	$0.17	$0.34	$0.18
Fourth quarter ended June 30, 2013	$0.22	$0.12	$0.23	$0.11
Fiscal year ended June 30, 2012
First quarter ended September 30, 2011	$0.36	$0.18	$0.34	$0.17
Second quarter ended December 31, 2011	$0.26	$0.15	$0.23	$0.15
Third quarter ended March 31, 2012	$0.44	$0.17	$0.43	$0.16
Fourth quarter ended June 30, 2012	$0.48	$0.22	$0.48	$0.22

Our common shares commenced trading on the TSX-V on May 5, 2010. Our common shares ceased trading on the TSX-V and commenced trading on the TSX on June 16, 2011. Our common shares traded on the OTCQX from August 28, 2013 to September 4, 2015. Since September 8, 2015 our shares trade on the OTCQB. Prior to August 28, 2014, our common shares traded on the OTCBB.

Holders
As of September 22, 2015, there were approximately 2,500 holders of record of common shares.

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

Equity Compensation Plan Information
The following table sets forth information as of June 30, 2015 for (i) all compensation plans previously approved by the Company's security holders and (ii) all compensation plans not previously approved by the Company's security holders. Options reported below were issued under the Company's Amended 2006 Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	7,630,000	$0.15	5,080,000

Recent Issuances of Unregistered Securities
From July 1, 2014 through June 30, 2015, the Company issued the following unregistered securities:
•	On July 3, 2014, we issued 4,800,000 stock options to directors and officers at $0.15 per share.
•	On September 18, 2014, we issued 571,353 common shares at $0.11 per share upon the exercise of broker common share purchase warrants for proceeds of $72,051.
•
On September 26, 2014 we closed a private placement raising a total of $4,800,000. We issued 34,285,714 common shares at a price of $0.14. We also issued 1,928,571 compensation warrants at $0.14 per share expiring on September 26, 2016.

•
On December 30, 2014 we closed a private placement raising a total of $588,000. We issued 4,900,000 common shares at a price of $0.12. We also issued 147,000 compensation at $0.12 per share expiring on December 30, 2016.

•	On February 26, 2015, we issued 4,480,000 stock options to directors and officers at $0.20 per share.
•
On May 4, 2015 we closed a private placement of 20,550,998 for special warrants at a price of CAD$0.12 per special warrant, representing aggregate gross proceeds of $2,019,947 (CAD$2,466,120). Each special warrant entitled the holder, for no additional consideration, to acquire one unit (“Unit”), with each Unit comprised of one common share of the Company and one half of one common share purchase warrant ("Warrant"). Each full Warrant entitles the holder to purchase one common share at a price of US$0.14 per common share until May 4, 2018. On July 31, 2015, each of these special warrants were converted into one common share and one half one Warrant.

•	On May 20, 2015, we issued 1,000,000 shares of common stock at $0.10 per share as consideration for the Sale and Purchase Agreement and a Mineral Rights Agreements with Malagasy.

Except as noted above, each of the issuances above were effected in reliance upon the exemption provided by Regulation S under the Securities Act of 1933, as amended, for a transaction not involving a public offering. We completed the offering of the shares pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the securities was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person. The securities contain a legend restricting the sale of such securities in accordance with the Securities Act.

Issuer Repurchases of Equity Securities
None

ITEM 6. – SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item. Refer to the financial statements included within this report.

ITEM 7. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-K for the years ended June 30, 2015 and 2014, as well as the “Business” and “Risk Factors” sections within this Annual Report on Form 10-K. The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.

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

Estimated Geological Budget
From the date of this report, and subject to availability of capital, our plan is to incur between $6,250,000 and $13,250,000 on further studies, testing and permitting to advance the Molo Graphite Property and on further exploration and the creation of a pilot plant anticipated, but not guaranteed to be commenced on or before our Company’s fiscal year end of June 30, 2016, and on our Madagascar properties and projected to be completed, subject to the availability of capital and any other unforeseen delays, by June 30, 2016. The following is a summary of the amounts budgeted to be incurred (presuming all $13,250,000 is required):

Detailed engineering study	$5,500,000
Bulk sampling program to secure off-take agreement	$4,000,000
Value engineering study	$2,500,000
Metallurgy	$500,000
Permitting fees	$750,000
Total	$13,250,000

The above amounts may be updated based on actual costs and the timing may be delayed based on several factors, including the availability of capital to fund the budget. We anticipate that the source of funds required to complete the budgeted items disclosed above will come from private placements in the capital markets, but there can be no assurance that financing will be available on terms favorable to the Company or at all.

Although no assurances can be provided, the metallurgical work is now projected to commence in early 2016. The value engineering study is currently ongoing and is anticipated to continue through to the end of February, 2016. The detailed engineering study will commence after the value engineering study is completed.

RESULTS OF OPERATIONS
We have had no operating revenues from inception on March 1, 2004 to the year ended June 30, 2015. Our activities have been financed from the proceeds of securities subscriptions. The following are explanations for the material fluctuations/disparities during the year ended June 30, 2015 when compared to the year ended June 30, 2014:
•
Amounts spent on mineral properties totalled $4,551,286 (June 30, 2014: $7,343,541), which represents a decrease of $2,792,255. $2.9 million was spent on the Madagascar Molo Graphite Project primarily on work required to complete our company’s feasibility study, authored by DRA Minerals - our EPCM. $1.7 million was spent on the Sagar Property on a drill program to satisfy our Canadian tax agency flow-through share commitment. Going forward, we do not anticipate spending significant amounts of money on the Sagar property.

•
Professional fees totalled $629,817, down $1,135,952 from the year ended June 30, 2014 total of $1,765,769. This represents a 64% decrease in costs between periods. Significant decreases in amounts between periods are as follows:

o	A decrease of approximately $350,000 resulted from the expensing of the entire amount due to our former CEO in the prior period.
o	An approximate $255,000 decrease in legal fees as a result of less corporate activity requiring legal counsel as compared to the prior period.
o	A $480,000 decrease in employee’s compensation during the period.
•
General and administrative costs relate to costs associated with running the Toronto office and the Madagascar operations, cost for travel, investor relations and promotion fees and TSX fees. These costs decreased by $494,558 between periods (June 30, 2015: $863,124 and June 30, 2014: $1,357,682). This represents a 36% decrease between periods. Significant decreases in amounts between periods are as follows:

o
Travel costs were approximately $170,000 lower. In the prior period, significant travel occurred to the Far East and Europe to meet with potential off-take partners. While management travelled to these locals again during the current period, the frequency was less when compare to the prior period.

o	Promotion expenses were $135,000 lower as fewer initiatives were pursued due to limited cash resources and the focus on competing the feasibility study.
o	General office costs, rental charges and filings fees were $100,000 lower
o	We wrote off approximately $50,000 in loans due from related parties.
•	Stock-based compensation decreased by $54,155 (June 30, 2015: 627,264 and June 30, 2014: $681,419). This expense is the Black-Scholes theoretical cost to issue stock options.
•	Depreciation increased from by $3,426 (June 30, 2015: $47,872, June 30, 2014: $44,446). This small increase is due to the increase in fixed assets during the year.
•
Foreign currency translation was in a loss position for the year ended June 30, 2015 totalling $208,194 and in a loss position during the year ending June 30, 2014 of $60,076. This item arises due to the fluctuations in foreign currency exchange rates at the time that transactions occur in a currency other than our functional currency of US dollars and due to the revaluation of balance sheet items from foreign currencies into US dollars as of the date of the balance sheet, namely June 30, 2015. During the current period ended, the U.S. dollar continued materially to strengthened relative to the Canadian dollar (a 16% increase) and other currencies that the Company transacts in resulting in a foreign currency loss.

•
Investment income decreased by $85,981 from $96,092 for the year ended June 30, 2014 to $10,111 for the year ended June 30, 2015. Returns on our passive investments were the reason for this decrease. These amount relate to returns on our passive investments and interest income on cash balances.

•
The warrant liability reduced for the year ended June 30, 2015 by $985,300 from $1,830,151 for the year ended June 30, 2014 to $844,851 for the year ended June 30, 2015. Certain warrants that are currently issued by our company are considered derivative instruments as they were issued in Canadian Dollars, a currency other than our company's functional currency of the US dollar. The estimated fair value of warrants accounted for as liabilities was determined on as of June 30, 2015 and are marked to market at each financial reporting period. The change in fair value of the warrant liability is recorded in the consolidated statements of operations and comprehensive loss as a gain or loss and estimated using the Binomial model.

•
For the year ended June 30, 2015, we sold marketable securities and recognized a gain on sale of $12,278 (June 30, 2014: $Nil) which has been recorded in the statement of operations and comprehensive loss and removed from accumulated other comprehensive income.

•
For the year ended June 30, 2015, management determined that $63,849 of unrealized losses were other than temporary and as such were recognized as an "other expense" in net loss and removed from accumulated other comprehensive income. No entry for the year ended June 30, 2015.

•
For the year ended June 30, 2015, the Company recorded an estimated provision for Part XII.6 tax and related penalties and interest and tax indemnity of $42,242 and $147,845 respectively as a result of unfulfilled flow through commitments as at December 31, 2014.

Liquidity, Capital Resources and Foreign Currencies
As at June 30, 2015, we had cash on hand of $779,118. Our working capital was $359,080 which excludes the warrant liability and deferred premium on flow-through shares which are non-cash items reflected as liabilities. We hold a significant portion of cash reserves in Canadian dollars. Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in translation gains or losses in US dollar terms. If there was to be a significant decline in the Canadian dollar against the US dollar, the US dollar value of that Canadian dollar cash position presented on our balance sheet would also significantly decline. If the US dollar significantly declines relative to the Canadian dollar, our quoted US dollar cash position would also significantly decline. Such foreign exchange declines could cause us to experience losses. In addition to paying expenses in Canadian dollars, we also pay expenses in South African Rand, Madagascar Ariary, Euros, Great Britain Pounds and Australian Dollars. Therefore, we are subject to risks relating to movements in those currencies.

There are no assurances that we will be able to achieve further sales of common shares or any other form of additional financing on terms favorable to the Company or at all. If we are unable to achieve the financing necessary to continue the plan of operations, then we will not be able to continue our exploration and our venture will fail.

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

•	For the year ended June 30, 2014, we raised net proceeds of $9,559,926 through the issuance of 90,523,283 common shares and 39,312,130 common share purchase warrants.
•	For the year ended June 30, 2015, we raised net proceeds of $6,663,148 through the issuance of 40,757,067 common shares and 22,626,569 common share purchase warrants.

We will require additional funding during fiscal 2016, which will likely be in the form of equity financing from the sale of our common shares. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of common shares for additional phases of exploration.

Issuances of Securities
We have funded our business to date from sales of our securities. From July 1, 2013 through June 30, 2015, the Company issued the following unregistered securities:
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
•
On January 15, 2014 and January 31, 2014, we closed a private placement raising a total of $6,906,008 (CAD$7,486,088). The Company issued 62,384,067 common shares at CAD$0.12 and 31,192,033 common share purchase warrants. We also issued 3,396,744 compensation warrants as an exercise price of $0.11 per share.

•	On February 6, 2014, we issued 250,000 stock options to a consultant at $0.18 per share.
•	On June 23, 2014, we issued 2,500,000 shares of our common stock to Malagasy at $0.13 per share for the Molo Graphite Project.
•	On July 3, 2014, we issued 4,800,000 stock options to directors and officers at $0.15 per share.
•	On September 18, 2014, we issued 571,353 common shares at $0.11 per share upon the exercise of broker common share purchase warrants for proceeds of $72,051.
•
On September 26, 2014 we closed a private placement raising a total of $4,800,000. We issued 34,285,714 common shares at a price of $0.14. We also issued 1,928,571 compensation warrants at $0.14 per share expiring on September 26, 2016.

•
 On December 16, 2014, our authorized capital was increased from an aggregate 450,000,000 shares to (650,000,000) shares, par value of $0.001 per share, of which 640,000,000 will be deemed common shares and the remaining 10,000,000 will be deemed eligible to be divisible into classes, series and types as designated by the board of directors.

•
On December 30, 2014 we closed a private placement raising a total of $588,000. We issued 4,900,000 common shares at a price of $0.12. We also issued 147,000 compensation at $0.12 per share expiring on December 30, 2016.

•	On February 26, 2015, we issued 4,480,000 stock options to directors and officers at $0.20 per share.
•
On May 4, 2015 we closed a private placement of 20,550,998 for special warrants at a price of CAD$0.12 per special warrant, representing aggregate gross proceeds of $2,019,947 (CAD$2,466,120). Each special warrant entitled the holder, for no additional consideration, to acquire one unit (“Unit”), with each Unit comprised of one common share of the Company and one half of one common share purchase warrant ("Warrant"). Each full Warrant entitles the holder to purchase one common share at a price of $0.14 per common share until May 4, 2018. On July 31, 2015, each of these special warrants were converted into one common share and one half one Warrant.

•	On May 20, 2015, we issued 1,000,000 shares of common stock at $0.10 per share as consideration for the Sale and Purchase Agreement and a Mineral Rights Agreements with Malagasy.

Off-balance sheet arrangements
We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation and Basis of Presentation
Our Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and are expressed in United States dollars. The consolidated financial statements include the accounts of Energizer Resources Inc. and its wholly-owned subsidiaries, Energizer Resources (Mauritius) Ltd., THB Ventures Ltd., Energizer Resources Madagascar Sarl, Energizer Resources Minerals Sarl, Madagascar-ERG Joint Venture (Mauritius) Ltd., ERG (Madagascar) Sarl and 2391938 Ontario Inc. All inter-company balances and transactions have been eliminated on consolidation.

Use of Estimates
Our consolidated financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, management evaluates its judgments and estimates in relation to assets, liabilities, revenue and expenses. Management uses past experience and other factors as the basis for its judgments and estimates. Actual results may differ from those estimates. The impacts of estimates are pervasive throughout these consolidated financial statements and may require accounting adjustments based on future occurrences. Revisions to accounting estimates are recognized in the period in which the estimate is revised and the revision affects current and future periods. Areas where significant estimates and assumptions are used include: the Binomial valuation of the warrant liability, the Black-Scholes valuation of warrants and stock options issued, the valuation recorded for future income taxes and the assumption that the Company will receive title to the properties after the Madagascar political situation stabilizes.

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

Flow through shares
The Company has financed a portion of its exploration activities through the issuance of flow through shares. Flow through shares are a Canadian income tax incentive. Under the terms of the flow through share agreements, the tax attributes of the related exploration expenditures are renounced by the Company to the benefit of flow through share subscribers. Proceeds from the issuance of flow through shares are allocated between the offering of shares and the sale of tax benefits. An allocation is made based on the difference between the quoted price of the existing shares and the amount that the investor paid for the shares. A liability is recognized for this difference. The liability is reduced and a reduction of the premium liability is recorded as other income as eligible expenditures are incurred and when the Company files the appropriate renunciation forms with Canadian tax authorities.

Stock-Based Compensation
We have a stock option plan. All stock-based awards granted, including those granted to directors not acting in their capacity as directors, are accounted for using the fair value based method, using more reliable measure of value of services and Black-Scholes pricing model. The fair value of stock options granted is recognized as an expense within the consolidated statements of operations and comprehensive loss and a corresponding increase in additional paid-in capital. Any consideration paid by eligible participants on the exercise of stock options is credited to common stock. The additional paid-in capital amount associated with stock options is transferred to common stock upon exercise.

RECENT ACCOUNTING PRONOUNCEMENTS
The following are recent FASB accounting pronouncements, which may have an impact on our company's future consolidated financial statements.
•
"Income Taxes (ASC Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists" ("ASU 2013 11") was issued during July 2013. FASB issued guidance on how to present an unrecognized tax benefit. The guidance is effective for annual periods beginning after December 15, 2013 for public companies. The Company has adopted this pronouncement.

•
"Presentation of Financial Statements Going Concern (ASC Topic 205 40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014 15") was issued during August 2014. FASB issued guidance on how to account for and disclose going concern risks. This guidance is effective for annual periods beginning after December 15, 2016.

The adoption of ASC Topic 740 did not have a significant impact on our results of operations, financial performance or cash flows. We are currently evaluating the impact of ASU 2014 15 on our consolidated financial statements.

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the development and mining of our mineral properties in Madagascar and Canada.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included, as part of this Form 10-K immediately following the signature page.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None noted.

ITEM 9A. - CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures
Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2015. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, our disclosure controls and procedures were effective as of June 30, 2015.

Management’s report on internal control over financial reporting
Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base its assessment. Based on this evaluation, we have concluded that, as of June 30, 2015, there is not a risk of material deficiencies in our company’s internal controls resulting in material misstatement in our Company’s financial statements. Our internal controls and procedures were effective to prevent a material weakness caused by a significant deficiency in internal controls.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even systems like ours which have been determined to be effective can only provide reasonable and not absolute assurance of achieving their control objectives. Furthermore, smaller reporting companies, like ours, face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, only a few individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

This annual report does not include an attestation report of our independent registered public accounting firm over management’s assessment regarding internal control over financial controls. However, the auditors have reported that they have found no material weaknesses in internal controls during the period of their audit. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

(b)           Changes in Internal Control over Financial Reporting
During the fourth quarter ended June 30, 2015, our company updated its documentation in respect of its internal controls to comply with Section 404 of the Sarbanes-Oxley Act. As a result of this process and making the necessary modifications to prior weaknesses in our company internal controls, and identifying and strengthening compensating controls, we have now determined that there is not a risk of material deficiencies in our company’s internal controls resulting in material misstatement in the company’s financial statements. Therefore, our company now concludes that the following internal control deficiencies items noted in Form 10-K for the year ended June 30, 2014 are no longer applicable: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes.

In addition, during the year ended June 30, 2015, our company appointed two independent directors to make the majority of the board independent. This resulted in effective oversight at a board level in the establishment and monitoring of required internal controls and procedures. Subsequent to June 30, 2015 our CEO resigned from the board of directors making it more independent (five independent, three non-independent).

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position of each executive officer and director the Company as at September 22, 2015.

Name	Age	Position
V. Peter Harder	63	Chairman of the Board of Directors and Director
John Sanderson	80	Vice Chairman and Director
Craig Scherba	43	President, Chief Executive Officer and Director
Robin Borley	47	Senior Vice President of Mine Development and Director
Peter Liabotis	45	Chief Financial Officer
Quentin Yarie	50	Director
Albert A. Thiess, Jr.	68	Director
Dean Comand	49	Director
Dalton Larson	75	Director

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

John Sanderson, Q.C. (Vancouver, Canada): Mr. Sanderson has been the Company’s Vice Chairman of the Board since October 2009 and a director of our Company since January 2009. Mr. Sanderson was Chairman of the Board of the Company from January 2009 to September 2009. Mr. Sanderson is a chartered mediator, chartered arbitrator, consultant and lawyer called to the bar in the Canadian provinces of Ontario and British Columbia. Mr. Sanderson’s qualifications to serve as a director include his many years of legal and mediation experience in various industries. Mr. Sanderson is a Queen’s Counsel (Q.C.). He has acted as mediator, facilitator and arbitrator across Canada, and internationally, in numerous commercial transactions, including insurance claims, corporate contractual disputes, construction matters and disputes, environmental disputes, inter-governmental disputes, employment matters, and in relation to aboriginal claims. He has authored and co-authored books on the use and value of dispute resolution systems as an alternative to the courts in managing business and legal issues.

Craig Scherba, P.Geol. (Oakville, Canada): Mr. Scherba was appointed as our Chief Executive Officer and President in August 2015 has served as a director since January 2010. Mr. Scherba served as President and Chief Operating Officer from September 2012 to August 2015 and Vice President, Exploration of the Company from January 2010 to September 2012. Mr. Scherba has been a professional geologist (P. Geol.) since 2000, and his expertise includes supervising large Canadian and international exploration. Mr. Scherba also serves as Vice President, Exploration of MacDonald Mines Exploration Ltd, Red Pine Exploration Inc. and Honey Badger Exploration Inc which are resource exploration company trading on the TSX - Venture Exchange. In addition, Mr. Scherba was professional geologist with Taiga Consultants Ltd. (“Taiga”), a mining exploration consulting company from March 2003 to December 2009. He was a managing partner of Taiga between January 2006 and December 2009. Mr. Scherba was an integral member of the exploration team that developed Nevsun Resources’ high grade gold, copper and zinc Bisha project in Eritrea. While at Taiga, Mr. Scherba served as the Company's Country and Exploration Manager in Madagascar during its initial exploration stage.

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

Peter Liabotis, CPA, CA (Oakville, Canada): Mr. Liabotis was appointed as our Chief Financial Officer (“CFO”) & SVP during September 2012 and prior to that was our Vice President – Finance from October 2009 to August 2012. Mr. Liabotis is currently the CFO & SVP of Red Pine Exploration Inc. and Honey Badger Exploration Inc., all of which are resource exploration companies trading on the TSX - Venture Exchange. From August 2008 to September 2009 Mr. Liabotis worked as controller for EFG Wealth Management (Canada). From July 1998 through July 2008, Mr. Liabotis was the CFO & SVP of Olympia Capital, a Bermuda corporation leading the sale of this business to a French Bank. Prior to July 1998, Mr. Liabotis worked for two years at PriceWaterhouseCoopers in Bermuda and two years with KPMG in Canada Mr. Liabotis is a member of the Board of Directors of Honey Badger Exploration, Inc. Mr. Liabotis is a Chartered Professional Accountant (through the Chartered Professional Accountants of Ontario), received his Bachelor of Commerce, Honors from the University of Windsor and received his Bachelor of Arts from the Western University (in Ontario, Canada).

Quentin Yarie, P.Geo. (Toronto, Canada): Mr. Yarie has served as a director of our Company since 2008. Mr. Yarie is an experienced geophysicist and a successful entrepreneur with over 25 years’ experience in mining and environmental/engineering. Mr. Yarie has project management and business development experience as he has held positions of increasing responsibility with a number of Canadian-based geophysical service providers. He is currently CEO and President of Red Pine Exploration Inc, and Honey Badger Exploration Inc. and President of MacDonald Mines Exploration Inc. From January 2010, Mr. Yarie was Senior Vice President Exploration for MacDonald Mines Exploration Ltd, Red Pine Exploration Inc. and Honey Badger Exploration Inc. all listed on the TSX-Venture Exchange headquartered in Toronto, Canada. From October 2007 to December 2009, Mr. Yarie was a business development officer with Geotech Ltd, a geophysical airborne survey company. From September 2004 to October 2007, Mr. Yarie was a senior representative of sales and business development for Aeroquest Limited. From 1992-2001, he was a partner of a specialized environmental and engineering consulting group where he managed a number of large projects including the ESA of the Sydney Tar Ponds, the closure of the Canadian Forces Bases in Germany and the Maritime and Northeast Pipeline project.

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

Dean Comand P. Eng, CET MMP CDir. (Ancaster, Canada): Mr. Comand is a Mechanical Engineer and holds his P. Eng designation in the province of Ontario as well as designation as a Certified Engineering Technologist. He earned his Maintenance Manager Professional Designation (MMP) license in 2006 and his Charter Director designation (CDir) in 2012. Mr Comand is currently the President and Chief Executive Officer of Hamilton Utilities Corporation and continues to provide strategic advice to numerous clients around the world in the mining and energy sectors From 2009 – 2014, Mr. Comand worked for Sherritt International as Vice President of Operations of Ambatovy, a large scale nickel project Madagascar. He successfully led the construction and commissioning of Ambatovy, and led the operations to commercial production. He has extensive business and financial acumen in large-scale energy, power, and mining industries. He has consistently held senior positions in operations, business, project development, environmental management, maintenance, and project construction. He has managed a variety of complex operations, including one of the world’s largest mining facilities, industrial facilities, numerous power plants, renewable energy facilities and privately held municipal water treatment facilities across Canada and the United States.

Dalton Larson (Surrey, Canada): Mr. Larson is a Canadian attorney with more than 35 years as a member of the Law Society of British Columbia. He commenced practice as a member of the Faculty of Law, University of British Columbia, subsequently becoming a partner of a major Vancouver Law firm, now McMillan LLP. Currently, he maintains a private practice along with a vigorous investment business. He is a recognized expert in alternate dispute resolution and has extensive experience as a professional arbitrator and mediator. He has three degrees, including a Masters Degree in law from the University of London, England. His business activities include more than 25 years as a director of several investment funds managed by the CW Funds group of companies, affiliated with Ventures West Management Inc., which is one of the largest venture capital firms in Canada. The CW Funds raised and invested in a wide variety of businesses totaling more than $130 million, primarily from overseas investors. In that period he served as Chairman of the Board of Directors of a Philippine ethanol company. He was the founding shareholder of the First Coal Corporation, which started operations in 2014, and raised in excess of $65 million in equity to finance its development activities. This company was sold to Xstrata in excess of $150 million.

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

Audit Committee and Audit Committee Financial Expert
The Company has an audit committee comprised of Albert A. Thiess, Jr. (Chairperson), John Sanderson and Dean Comand. All of whom are financially literate. Each are independent directors as they do not have involvement in the day-to-day operations of the Company and fulfill the independence requirements for audit committee members as established by the NYSE MKT. The audit committee is a key component of the Company’s commitment to maintaining a higher standard of corporate responsibility.

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

Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended June 30, 2015, beneficial owners and executives complied with Section 16(a) filing requirements applicable to them.

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

ITEM 11. - EXECUTIVE COMPENSATION

Summary Compensation
The table below sets forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our principal executive officer and four other most highly compensated executive officers who received compensation over $100,000 for the fiscal year ended June 30, 2015 (collectively, the “Named Executive Officers” or “NEO”):
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Award ($) Note 5	Option Award ($)	Non Equity Inventive Plan Compens- aton ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compens- ation ($) Note 1	Total ($) Note 1
Richard Schler, Former CEO and Former Director *	2015	149,123(2)	0	0	0	0	0	120,866(1)	269,989(1)
	2014	218,955(3)	0	0	0	0	0	84,174(1)	303,129(1)
	2013	197,008(4)	0	0	0	0	0	280,428(1)	477,438(1)

Craig Scherba CEO, President & Director **	2015	57,300(2)	0	0	0	0	0	45,613(1)	102,913(1)
	2014	167,305(3)	0	0	0	0	0	61,566 (1)	228,871(1)
	2013	130,000(4)	0	0	0	0	0	134,700 (1)	264,700(1)

Robin Borley, SVP and Director ***	2015	187,200(2)	0	0	0	0	0	17,.430(1)	204,630(1)
	2014	116,900(3)	0	0	0	0	0	26,820 (1)	143,720 (1)
	2013	0	0	0	0	0	0	0	0

Peter Liabotis, Chief Financial Officer & SVP	2015	103,327(2)	0	0	0	0	0	44,617(1)	147,944(1)
	2014	210,055 (3)	0	0	0	0	0	58,755 (1)	268,810 (1)
	2013	171,500(4)	0	0	0	0	0	98,780 (1)	270,280 (1)

Brent Nykoliation, SVP	2015	115,726(2)	0	0	0	0	0	57,941(1)	173,667(1)
	2014	210,259 (3)	0	0	0	0	0	61,825 (1)	272,084(1)
	2013	190,009 (4)	0	0	0	0	0	125,720 (1)	315,729(1)
*	Mr. Schler was appointed Chief Executive Officer on September 19, 2013.
**	After year end, on July 30, 2015, Mr. Scherba became the Chief Executive Officer, replacing Mr. Schler who resigned from the Company.
***	Mr. Borley was appointed Senior Vice President of Mine Development and a Director on December 1, 2013.
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

(2)	Salary and/or consulting fees paid and accrued for the fiscal year ended June 30, 2015.
(3)	Salary and/or consulting fees paid and accrued for the fiscal year ended June 30, 2014.
(4)	Salary and/or consulting fees paid and accrued for the fiscal year ended June 30, 2013.
(5)
The amounts, if any, in the “Stock Awards” column of the “Summary Compensation” table have been calculated based upon the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 and there are no awards subject to performance conditions.

Employment Agreements
The Company does not have an employment agreement or consulting agreement with Messrs. Scherba, Liabotis, Borley or Nykoliation. Each receives consulting fees and/or monthly salaries. Mr. Borley received approximately USD$17,000 per month. Mr. Schler received approximately CAD$15,000 per month. Messrs. Scherba, Liabotis and Nykoliation receive approximately CAD$11,000 per month. Compensation for these individuals varies from month to month depending on various factors.

Outstanding Stock Options and Stock Appreciation Rights Grants
Outstanding stock options granted to Named Executive Officers (“NEO’s”) and Directors as at June 30, 2015 are as follows:
	Option Awards
Name	No. of Securities Underlying Unexercised Options Exercisable (#)	No. of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Richard Schler, NEO	600,000 675,000 225,000 200,000 1,340,000 650,000 170,000 200,000 475,000 1,100,000 465,000	0	0	0.30 0.29 0.20 0.21 0.28 0.21 0.11 0.15 0.18 0.15 0.20	July 1, 2016 July 13, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018 July 9, 2018 Sept 19, 2018 Jan 10, 2019 July 3, 2019 Feb 26, 2020
Craig Scherba, NEO	350,000 200,000 200,000 400,000 750,000 180,000 500,000 250,000 470,000	0	0	0.30 0.20 0.21 0.28 0.21 0.11 0.18 0.15 0.20	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018 July 9, 2018 Jan 10, 2019 July 3, 2019 Feb 26, 2020
Peter Liabotis, NEO	350,000 200,000 200,000 350,000 550,000 150,000 500,000 250,000 450,000	0	0	0.30 0.20 0.21 0.28 0.21 0.11 0.18 0.15 0.20	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018 July 9, 2018 Jan 10, 2019 July 3, 2019 Feb 26, 2020
Robin Borley, NEO	125,000 75,000 300,000 350,000	0	0	0.28 0.21 0.18 0.20	March 7, 2017 Feb 27, 2018 Jan 10, 2019 Feb 26, 2020
Brent Nykoliation, NEO	450,000 200,000 200,000 350,000 700,000 175,000 75,000 400,000 400,000 450,000	0	0	0.30 0.20 0.21 0.28 0.21 0.11 0.15 0.18 0.15 0.20	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018 July 9, 2018 Sept 19, 2018 Jan 10, 2019 July 3, 2019 Feb 26, 2020
The Company has no stock appreciation rights.

Outstanding Stock Awards at Year End
The outstanding equity awards as at June 30, 2015 are as follows:
	Stock awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Richard Schler, NEO	0	0	0	0
Craig Scherba, NEO	0	0	0	0
Peter Liabotis, NEO	0	0	0	0
Robin Borley, NEO	0	0	0	0
Brent Nykoliation, NEO	0	0	0	0

Options Exercises and Stocks Vested
Options exercised and stocks vested as at June 30, 2015 are as follows:
	Option awards		Stock awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Investing ($)
Richard Schler, NEO	0	0	0	0
Craig Scherba, NEO	0	0	0	0
Peter Liabotis, NEO	0	0	0	0
Robin Borley, NEO	0	0	0	0
Brent Nykoliation, NEO	0	0	0	0

Grants of Plan-Based Awards
As at June 30, 2014, grants of plan-based awards are as follows:
Name	Grant date	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Richard Schler, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Craig Scherba, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Peter Liabotis, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Robin Borley, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Brent Nykoliation, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Reference – Grant Date - n/a = not applicable.

Non Qualified Deferred Compensation
As at June 30, 2015, the Company had no formalized deferred compensation plan.
Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
Richard Schler, NEO	0	0	0	0	0
Craig Scherba, NEO	0	0	0	0	0
Peter Liabotis, NEO	0	0	0	0	0
Robin Borley, NEO	0	0	0	0	0
Brent Nykoliation, NEO	0	0	0	0	0

Golden Parachute Compensation
As at June 30, 2015, the Company had no arrangements in place relating to the termination of employees.
Name	Cash ($)	Equity ($)	Pension/NQDC ($)	Perquisites/benefits ($)	Tax reimbursement ($)	Other ($)	Total ($)
Richard Schler, NEO	0	0	0	0	0	0	0
Craig Scherba, NEO	0	0	0	0	0	0	0
Peter Liabotis, NEO	0	0	0	0	0	0	0
Robin Borley, NEO	0	0	0	0	0	0	0
Brent Nykoliation, NEO	0	0	0	0	0	0	0

Long-Term Incentive Plan Awards Table
There are no Long-Term Incentive Plans in place at this time.

Aggregated Option Exercises and Fiscal Year-End Option Values
On March 9, 2006, the Company filed a Form S-8 registration statement in connection with its newly adopted 2006 Stock Option Plan (the "2006 Plan") allowing for the direct award of shares or granting of stock options to acquire up to a total of 2,000,000 common shares. On December 18, 2006, February 16, 2007, July 11, 2007, September 29, 2009, May 3, 2011, March 1, 2012, February 27, 2013, and December 23, 2013 and January 30, 2015, the 2006 Plan was amended to increase the stock option pool by a total of 41,000,000 additional common shares. The following table summarizes the continuity of the Company’s stock options:
	Number of Shares	Weighted average exercise price ($)
Outstanding June 30, 2013	27,140,000	0.28
Granted	7,130,000	0.16
Expired	(5,600,000)	0.39
Cancelled	(200,000)	0.26
Outstanding, June 30, 2014	28,470,000	0.23
Granted	9,280,000	0.17
Cancelled	(2,385,000)	0.21
Outstanding, June 30, 2015	35,365,000	0.22

Additional information regarding options outstanding as at June 30, 2015 is as follows:
	Outstanding			Exercisable
Exercise Price	Number of shares	Weighted average life in years	Weighted average exercise price	Number of shares	Weighted average exercise price
0.30	3,600,000	1.01	0.30	3,600,000	0.30
0.29	1,650,000	1.04	0.29	1,650,000	0.29
0.20	1,640,000	1.32	0.20	1,640,000	0.20
0.21	1,910,000	1.42	0.21	1,910,000	0.21
0.28	5,400,000	1.69	0.28	5,400,000	0.28
0.23	180,000	1.90	0.23	180,000	0.23
0.21	5,250,000	2.67	0.21	5,250,000	0.21
0.11	1,080,000	2.67	0.11	1,080,000	0.11
0.15	675,000	3.22	0.15	675,000	0.15
0.13	250,000	3.28	0.13	250,000	0.13
0.18	4,450,000	3.53	0.18	4,450,000	0.18
0.18	250,000	3.61	0.18	250,000	0.18
0.15	4,550,000	4.01	0.15	4,550,000	0.15
0.20	4,480,000	4.66	0.20	4,480,000	0.20

The following are changes in the number of stock options outstanding subsequent to the Company’s June 30, 2015 year end, and as of the date of this report:
•	On August 12, 2015, 100,000 stock options were cancelled.
•	On September 9, 2015, 1,450,000 stock options were cancelled.
As a result of these transactions, 33,815,000 stock options were outstanding as of the date of this report.

Compensation of Directors
Directors who provide services to the Company in other capacities has been previously reported under “Summary Compensation”. The following table summarizes compensation paid to or earned by our directors who are not Named Executive Officers for their service as directors of our company during the fiscal year ended June 30, 2015.
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) NOTE 1	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Comp-ensation ($)	Total ($) NOTE 1
V. Peter Harder, Director	0	0	37,147(1)	0	0	0	37,147(1)
John Sanderson, Director	0	0	35,196(1)	0	0	0	35,196(1)
Quentin Yarie, Director	16,529	0	39,637(1)	0	0	0	56,166(1)
Albert A. Thiess, Jr, Director	0	0	9,711(1)	0	0	0	9,711(1)
Dean Comand, Director	0	0	19,920(1)	0	0	0	19,920(1)
Dalton Larson, Director	0	0	9,960(1)	0	0	0	9,960(1)
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

Pension Benefits
As of June 30, 2015, the Company had no pension or retirement plans.
Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
Richard Schler, NEO	not applicable	0	0	0
Craig Scherba, NEO	not applicable	0	0	0
Peter Liabotis, NEO	not applicable	0	0	0
Robin Borley, NEO	not applicable	0	0	0
Brent Nykoliation, NEO	not applicable	0	0	0

Equity Compensation Plan Information
The following table sets forth information as of June 30, 2015 for all compensation plans not directly approved by the Company's security holders but issued pursuant to the shareholder approved Amended and Restated Stock Option Plan. Options reported below were issued under the Company's Plan.

Option Awards as of June 30, 2015
Name	No. of Shares of Common Stock Underlying Unexercised Common Stock Purchase Options Exercisable (#)	Date of Grant	Additional Consideration to be Received Upon Exercise or Material Conditions required to Exercise	Option Exercise Price ($)	Value Realized if Exercised ($) *	Option Expiration Date
Richard Schler, NEO	600,000 225,000 200,000 1,340,000 675,000 650,000 170,000 200,000 475,000 1,100,000 465,000	July 1, 2011 Oct 24, 2011 Dec 1, 2011 March 7, 2012 July 13, 2012 Feb 27, 2013 July 9, 2013 Sept 19, 2013 Jan 10, 2014 July 3, 2014 Feb 26, 2015	None. None. None. None. None. None. None. None. None. None. None.	0.30 0.20 0.21 0.28 0.29 0.21 0.11 0.15 0.18 0.15 0.20	0 0 0 0 0 0 0 0 0 0 0	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 July 13, 2017 Feb 27, 2018 July 9, 2018 Sept 19, 2018 Jan 10, 2019 July 3, 2019 Feb 26, 2020
Craig Scherba, NEO	350,000 200,000 200,000 400,000 750,000 180,000 500,000 250,000 470,000	July 1, 2011 Oct 24, 2011 Dec 1, 2011 March 7, 2012 Feb 27, 2013 July 9, 2013 Jan 10, 2014 July 3, 2014 Feb 26, 2015	None. None. None. None. None. None. None. None. None.	0.30 0.20 0.21 0.28 0.21 0.11 0.18 0.15 0.20	0 0 0 0 0 0 0 0 0	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018 July 9, 2018 Jan 10, 2019 July 3, 2019 Feb 26, 2020
Peter Liabotis, NEO	350,000 200,000 200,000 350,000 550,000 150,000 500,000 250,000 450,000	July 1, 2011 Oct 24, 2011 Dec 1, 2011 March 7, 2012 Feb 27, 2013 July 9, 2013 Jan 10, 2014 July 3, 2014 Feb 26, 2015	None. None. None. None. None. None. None. None. None.	0.30 0.20 0.21 0.28 0.21 0.11 0.18 0.15 0.20	0 0 0 0 0 0 0 0 0	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018 July 9, 2018 Jan 10, 2019 July 3, 2019 Feb 26, 2020
Robin Borley, NEO	125,000 75,000 300,000 350,000	March 7, 2012 Feb 27, 2013 Jan 10, 2014 Feb 26, 2015	None. None. None. None.	0.28 0.21 0.18 0.20	0 0 0 0	March 7, 2017 Feb 27, 2018 Jan 10, 2019 Feb 26, 2020
Brent Nykoliation, NEO	450,000 200,000 200,000 350,000 700,000 175,000 75,000 400,000 400,000 450,000	July 1, 2011 Oct 24, 2011 Dec 1, 2011 March 7, 2012 Feb 27, 2013 July 9, 2013 Sept 19, 2013 Jan 10, 2014 July 3, 2014 Feb 26, 2015	None. None. None. None. None. None. None. None. None. None.	0.30 0.20 0.21 0.28 0.21 0.11 0.15 0.18 0.15 0.20	0 0 0 0 0 0 0 0 0 0	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018 July 9, 2018 Sept 19, 2018 Jan 10, 2019 July 3, 2019 Feb 26, 2020
Quentin Yarie, Director	300,000 50,000 150,000 300,000 300,000 100,000 50,000 425,000 250,000 350,000	July 1, 2011 Oct 24, 2011 Dec 1, 2011 March 7, 2012 Feb 27, 2013 July 9, 2013 Sept 19, 2013 Jan 10, 2014 July 3, 2014 Feb 26, 2015	None. None. None. None. None. None. None. None. None. None.	0.30 0.20 0.21 0.28 0.21 0.11 0.15 0.18 0.15 0.20	0 0 0 0 0 0 0 0 0 0	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018 July 9, 2018 Sept 19, 2018 Jan 10, 2019 July 3, 2019 Feb 26, 2020
V. Peter Harder, Director	225,000 25,000 75,000 100,000 275,000 25,000 250,000 250,000 250,000 300,000	July 1, 2011 Oct 24, 2011 Dec 1, 2011 March 7, 2012 Feb 27, 2013 July 9, 2013 Oct 9, 2013 Jan 10, 2014 July 3, 2014 Feb 26, 2015	None. None. None. None. None. None. None. None. None. None.	0.30 0.20 0.21 0.28 0.21 0.11 0.13 0.18 0.15 0.20	0 0 0 0 0 0 0 0 0 0	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018 July 9, 2018 Oct 9, 2018 Jan 10, 2019 July 3, 2019 Feb 26, 2020
John Sanderson, Director	125,000 50,000 50,000 100,000 100,000 25,000 50,000 400,000 200,000 350,000	July 1, 2011 Oct 24, 2011 Dec 1, 2011 March 7, 2012 Feb 27, 2013 July 9, 2013 Sept 19, 2013 Jan 10, 2014 July 3, 2014 Feb 26, 2015	None. None. None. None. None. None. None. None. None. None.	0.30 0.20 0.21 0.28 0.21 0.11 0.15 0.18 0.15 0.20	0 0 0 0 0 0 0 0 0 0	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018 July 9, 2018 Sept 19, 2018 Jan 10, 2019 July 3, 2019 Feb 26, 2020
Albert A. Thiess, Jr., Director	180,000 100,000 25,000 125,000 195,000	May 23, 2012 Feb 27, 2013 July 9, 2013 Jan 10, 2014 Feb 26, 2015	None. None. None. None. None.	0.23 0.21 0.11 0.18 0.20	0 0 0 0 0	May 23, 2017 Feb 27, 2018 July 9, 2018 Jan 10, 2019 Feb 26, 2020
Dean Comand, Director	400,000	Feb 26, 2015	None.	0.20	0	Feb 26, 2020
Dalton Larson, Director	200,000	Feb 26, 2015	None.	0.20	0	Feb 26, 2020
*Based on a closing price of $0.09 on June 30, 2015 and presuming all options are exercised.

	Option Awards as of June 30, 2015
Name	No. of Shares of Common Stock Underlying Unexercised Common Stock Purchase Options Exercisable (#)	Date of Grant	Additional Consideration to be Received Upon Exercise or Material Conditions required to Exercise	Option Exercise Price ($)	Option Expiration Date
Current Named Executive Officers, as a group on June 30, 2015 (5 persons): Craig Scherba*, Richard Schler**; Peter Liabotis, Robin Borley*** & Brent Nykoliation.	1,750,000 675,000 825,000 800,000 2,565,000 2,725,000 675,000 275,000 2,175,000 2,000,000 2,185,000	July 1, 2011 July 13, 2012 Oct 24, 2011 Dec 1, 2011 March 7, 2012 Feb 27, 2013 July 9, 2013 Sept 19, 2013 Jan 10, 2014 July 3, 2014 Feb 26, 2015	None. None. None. None. None. None. None. None. None. None. None.	0.30 0.29 0.20 0.21 0.28 0.21 0.11 0.15 0.18 0.15 0.20	July 1, 2016 July 13, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018 July 9, 2018 Sept 19, 2018 Jan 10, 2019 July 3, 2019 Feb 26, 2020
Total NEO’s on June 30, 2015, as a group (5 persons)			16,650,000
All current Directors who are not NEO’s or executive officers as a group on June 30, 2015 (6 persons) - V. Peter Harder, John Sanderson, Quentin Yarie, Albert A. Thiess, Jr., Dean Comand & Dalton Larson
	650,000 125,000 275,000 500,000 180,000 775,000 175,000 100,000 250,000 1,200,000 700,000 1,795,000	July 1, 2011 Oct 24, 2011 Dec 1, 2011 March 7, 2012 May 23, 2012 Feb 27, 2013 July 9, 2013 Sept 19, 2013 Oct 9, 2013 Jan 10, 2014 July 3, 2014 Feb 26, 2015	None. None. None. None. None. None. None. None. None. None. None. None.	0.30 0.20 0.21 0.28 0.23 0.21 0.11 0.15 0.13 0.18 0.15 0.20	July 1, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 May 23, 2017 Feb 27, 2018 July 9, 2018 Sept 19, 2018 Oct 9, 2018 Jan 10, 2019 July 3, 2019 Feb 26, 2020
Total all current Directors who are not NEO’s or executive officers as a group on June 30, 2015 (6 persons)			6,725,000
All Directors (9 persons) - V. Peter Harder, John Sanderson, Richard Schler, Craig Scherba, Robin Borley, Quentin Yarie, Albert A. Thiess, Jr., Dean Comand & Dalton Larson	1,600,000 675,000 550,000 675,000 2,365,000 180,000 2,250,000 525,000 300,000 250,000 2,475,000 2,050,000 3,080,000	July 1, 2011 July 13, 2012 Oct 24, 2011 Dec 1, 2011 March 7, 2012 May 23, 2012 Feb 27, 2013 July 9, 2013 Sept 19, 2013 Oct 9, 2013 Jan 10, 2014 July 3, 2014 Feb 26, 2015	None. None. None. None. None. None. None. None. None. None. None. None. None.	0.30 0.29 0.20 0.21 0.28 0.23 0.21 0.11 0.15 0.13 0.18 0.15 0.20	July 1, 2016 July 13, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 May 23, 2017 Feb 27, 2018 July 9, 2018 Sept 19, 2018 Oct 9, 2018 Jan 10, 2019 July 3, 2019 Feb 26, 2020
Total all current Directors on June 30, 2015 (9 persons)			16,975,000
All employees (excluding all Named Executive Officers as they also serve as executive officers and/or directors) as a group.	900,000 975,000 640,000 685,000 1,810,000 1,275,000 230,000 300,000 550,000 1,575,000 250,000	July 1, 2011 July 13, 2012 Oct 24, 2011 Dec 1, 2011 March 7, 2012 Feb 27, 2013 July 9, 2013 Sept 19, 2013 Jan 10, 2014 July 3, 2014 Feb 26, 2015	None. None. None. None. None. None. None. None. None. None. None.	0.30 0.29 0.20 0.21 0.28 0.21 0.11 0.15 0.18 0.15 0.20	July 1, 2016 July 13, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 Feb 27, 2018 July 9, 2018 Sept 19, 2018 Jan 10, 2019 July 3, 2019 Feb 26, 2020
Total employees (excluding all NEO’s as they serve as executive officers) as a group on June 30, 2015			9,190,000
Outstanding Options - all parties	3,600,000 1,650,000 1,640,000 1,910,000 5,400,000 180,000 5,250,000 1,080,000 675,000 250,000 4,450,000 250,000 4,550,000 4,480,000	July 1, 2011 July 13, 2012 Oct 24, 2011 Dec 1, 2011 March 7, 2012 May 23, 2012 Feb 27, 2013 July 9, 2013 Sept 19, 2013 Oct 9, 2013 Jan 10, 2014 Feb 6, 2014 July 3, 2014 Feb 26, 2015	None. None. None. None. None. None. None. None. None. None. None. None. None. None.	0.30 0.29 0.20 0.21 0.28 0.23 0.21 0.11 0.15 0.13 0.18 0.18 0.15 0.20	July 1, 2016 July 13, 2016 Oct 24, 2016 Dec 1, 2016 March 7, 2017 May 23, 2017 Feb 27, 2018 July 9, 2018 Sept 19, 2018 Oct 9, 2018 Jan 10, 2019 Feb 6, 2019 July 3, 2019 Feb 26, 2020
Total Options as of June 30, 2015 (all of the above noted parties)			35,365,000

*	Mr. Schler was appointed Chief Executive Officer on September 19, 2013.
**	After year end, on July 30, 2015, Mr. Scherba became the Chief Executive Officer, replacing Mr. Schler who has resigned from the Company.
***	Mr. Borley was appointed Senior Vice President of Mine Development and a Director on December 1, 2013.

In addition, please note the following:
•
There are no associates of any such directors, executive officers, or nominees to that have or are to receive options or any other person who received or is to receive 5 percent of such options, warrants or rights

•	All of the stock options in the above noted table are convertible into common stock.
•	The exercise price of all of the stock options noted above were based on the closing price the date before the granting of the stock option.
•	There are no cashless or other provisions aside from the right for the holder of the stock option to exercise.
•	All NEO’s provide the Company services on an ongoing basis.
•	Messrs Harder, Sanderson, Thiess, Comand and Larson provide director services on an ongoing basis.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding beneficial ownership of our common shares as of September 18, 2015, by: (i) each person who is known by the Company to own beneficially more than 5% of our common shares; (ii) each director of the Company; (iii) each of the Named Executive Officers; and (iv) all directors and executive officers of the Company as a group. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. The Company believes that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. The “Number of Common Shares Beneficially Owned” in calculated based on total shares held plus warrants held (plus stock options entitled to exercise). The aggregate of these items, which totals 412,247,343, will be used as the denominator for the percentage calculation below.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares Beneficially Owned(1)
V. Peter Harder, Chairman of the Board, Director 5538 Pattapiece Crescent, Manotick, Ontario, Canada (2) (15)	2,150,000	0.5%
John Sanderson, Vice-Chairman of the Board & Director 1721 – 27th Street, West Vancouver, BC, Canada (3) (14) (15)	1,700,000	0.4%
Craig Scherba,** President, Chief Executive Officer & Director 1480 Willowdown Road, Oakville, Ontario, Canada (4) (13) (15)	3,900,000	0.9%
Robin Borley,*** SVP Mine Development & Director Waterfall Country Estate, Gauteng, South Africa (5) (13) (15)	850,000	0.2%
Peter Liabotis, Chief Financial Officer & SVP 2261 Rockingham Drive, Oakville, Ontario, Canada (6) (13) (15)	3,731,000	0.9%
Quentin Yarie, Director 196 McAllister Road, North York, Ontario (7) (15)	3,100,000	0.8%
Albert A. Thiess, Jr., Director 8 Lawson’s Pond Court, Bluffton, SC, USA (8) (14) (15)	725,000	0.2%
Brent Nykoliation, SVP Corporate Development 161 Fallingbrook Road, Toronto, Ontario, Canada (9) (13) (15)	4,675,000	1.1%
Dean Comand, Director 131 Garden Avenue, Ancaster, Ontario, Canada (10) (14) (15)	$400,000	0.1%
Dalton Larson, Director 3629 Canterbury Drive, Surrey, BC , Canada (11) (15)	1,300,000	0.3%
Richard Schler* and **, Former CEO & Former Director 80 Greybeaver Trail , Toronto, Ontario, Canada (12) (15)	10,560,000	2.6%
All directors and executive officers as a group (11 persons)	33,091,000	8.0%
Sources – www.sedi.ca, U.S. regulatory filings, internal schedules and the Company’s registered shareholder list.

*	Mr. Schler was appointed Chief Executive Officer on September 19, 2013.
**	After year end, on July 30, 2015, Mr. Scherba became the Chief Executive Officer, replacing Mr. Schler who has resigned as an officer and director of the Company.
***	Mr. Borley was appointed Senior Vice President of Mine Development and a Director on December 1, 2013.

Notes:
(1) Denominator used for calculation is 412,247,343 as of September 18, 2015. Based on total issued and outstanding common shares of 329,935,670 plus common share purchase warrants outstanding of 48,496,673 plus common stock purchase options outstanding of 33,815,000.
(2) Total includes 350,000 common shares and 1,775,000 common stock purchase options exercisable between $0.11 and $0.30 per share with expiry dates between July 1, 2016 and February 26, 2020.
(3) Total includes 250,000 common shares and 1,450,000 common stock purchase options exercisable between $0.11 and $0.30 per share with expiry dates between July 1, 2016 and February 26, 2020.
(4) Total includes 600,000 common shares and 3,300,000 common stock purchase options exercisable between $0.11 and $0.30 per share with expiry dates between July 1, 2016 and February 26, 2020.
(5) Total includes 850,000 common stock purchase options exercisable between $0.21 and $0.28 per share with expiry dates between March 7, 2017 and February 26, 2020.
(6) Total includes 731,000 common shares and 3,000,000 common stock purchase options exercisable between $0.11 and $0.30 per share with expiry dates between July 1, 2016 and February 26, 2020.
(7) Total includes 825,000 common shares, and 2,275,000 common stock purchase options exercisable between $0.11 and $0.30 per share with expiry dates between July 1, 2016 and February 26, 2020.
(8) Total includes 100,000 common shares and 625,000 common stock purchase options exercisable between $0.11 and $0.23 per share with expiry dates between May 23, 2017 and February 26, 2020.
(9) Total includes 1,275,000 common shares and 3,400,000 common stock purchase options exercisable between $0.11 and $0.395 per share with expiry dates between July 1, 2016 and February 26, 2020.
(10) Total includes 400,000 common stock purchase options exercisable at $0.20 with an expiry date of February 26, 2020.
(11) Total includes 1,000,000 common shares, 100,000 common share purchase warrants exercisable at $0.15 per share with an expiry date of January 31, 2017 and 200,000 common stock purchase options exercisable at $0.20 with an expiry date of February 26, 2020.
(12) Total include items held by “Sarmat Resources Inc.”, a related company, plus certain family members holdings. Includes 4,460,000 common shares and 6,100,000 common stock purchase options exercisable between $0.11 and $0.30 per share with expiry dates between July 1, 2016 and February 26, 2020.
(13) Members of the management team as of September 18, 2015.
(14) Members of the Audit Committee.
(15) Parties whose shareholdings are a part of the total of “All directors and executive officers as a group (11 persons)”.

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

Parties are related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making operating and financial decisions. Parties are also related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. Related party transactions that are in the normal course of business and have commercial substance are measured at the exchange amount. The following directors were independent under the independence standards of both the Toronto Stock Exchange and the NYSE Amex during the past fiscal year: Albert A. Thiess, Jr. (Chair), John Sanderson and Dean Comand.

The following are the related party transactions of our Company for the year ended June 30, 2015:

a)
The Company incurred a total of $98,595 (June 30, 2014: $112,200) in office administration and rent expense from a public company related by common management, Red Pine Exploration Inc (TSX.V: "RPX").. (Source: www.sedi.ca as of September 18, 2015).

Name	Title at Energizer	Title at Red Pine	Shares Held in RPX	% Ownership of RPX
Richard Schler	Former CEO and Former Director	Former CEO and Former Director	1,458,200	2.1%
Craig Scherba	Director, CEO & President	SVP - Chief Geologist	318,000	0.7%
Peter Liabotis	CFO	CFO	454,000	0.5%
Brent Nykoliation	Senior VP	Director	374,190	0.7%
Total			2,604,390	3.8%

b)
6,680,000 (June 30, 2014: 5,370,000) stock options were issued to related parties during the period with exercise prices between $0.15 and $0.20 (June 30, 2014: between $0.11 and $0.18). These stock options were valued at $438,035 (June 30, 2014: $513,364) using the Black-Scholes pricing model and were issued to directors and officers of the Company and included in stock-based compensation.

Date of Grant	03-Jul-14	26-Feb-15
Expiry Date	03-Jul-19	26-Feb-20
Exercise Price	$0.150	$0.200	TOTAL
Richard Schler	1,100,000	465,000	1,565,000
Brent Nykoliation	400,000	450,000	850,000
Craig Scherba	250,000	470,000	720,000
Peter Liabotis	250,000	450,000	700,000
Quentin Yarie	250,000	350,000	600,000
Peter Harder	250,000	300,000	550,000
John Sanderson	200,000	350,000	550,000
Robin Borley	-	350,000	350,000
Albert Thiess	-	195,000	195,000
Dean Comand	-	400,000	400,000
Dalton Larson	-	200,000	200,000
Totals	2,700,000	3,980,000	6,680,000

c)
The Company incurred $629,204 (June 30, 2014: $1,190,585) in mineral exploration, administrative, management and consulting fees to directors and officers and paid or accrued directly to directors and officers or companies under their control.

d)
The Company incurred $1,927,797 (June 30, 2014: $1,533,953) in charges from a mining and engineering firm for which one of the Company's directors serves as a senior officer and a director which was included in mineral exploration expense.

e)
During the year ended June 30, 2014, and subsequently revised during the year ended June 30, 2015, the Company entered into an agreement to option a 75% interest in the Sagar Property to Honey Badger Exploration Inc. (TSX-V: "TUF"), a public company related by common management. For a further explanation of the transaction refer to Note 7 of our Consolidated Financial Statements.

The following are the related party balances for the year ended June 30, 2015:

a)
Related party balances of $Nil (June 30, 2014: $54,764) were included in amounts receivable and prepaid expenses and $24,048 (June 30, 2014: $33,019) related to rent, was included in accounts payable and accrued liabilities.

b)
The Company advanced a short-term loan to MacDonald Mines Exploration Ltd. (TSX-V: "BMK"), a company related by way of common management, totaling $120,238 (June 30, 2014: $46,366). This loan is interest bearing at a rate of 5%. No amounts have been paid back up to June 30, 2015. Accrued interest due totaled $3,863 (June 30, 2014: $142) as at June 30, 2015, and is included in the balance. A $53,603 (June 30, 2014: $Nil) impairment charge was recorded against this loan as of June 30, 2015. The Company's short-term loan amounts with RPX of $24,964 and TUF of $23,182 which existed as of June 30, 2014 were repaid during the year.

c)
Of the $Nil (June 30, 2014: $1,533,007) in charges from a mining and engineering firm for which one of the Company's former directors serves as a senior officer and director. $Nil (June 30, 2014: $633,418) is included in accounts payable and accrued liabilities.

d)	$46,292 (June 30, 2014: $264,922) was included within accounts payable and accrued liabilities as a committed amount due to the former Chief Executive Officer of the Company.

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

ITEM 14. - PRINCIPAL ACCOUNTING FEES AND SERVICES

Year ended June 30, 2015 and June 30, 2014
Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-K; and our quarterly reports on Form 10-Q during the fiscal year ending June 30, 2015 was CAD$40,000 (June 30, 2014: CAD$69,960).

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended June 30, 2015 were CAD$8,230 (June 30, 2014: CAD$7,500).

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended June 30, 2015 was $Nil (June 30, 2014: $Nil).

Auditor Independence and Auditor’s Time on Task
Our Board of Directors considers that the work done for us in the year ended June 30, 2015 by our Company’s auditors, MNP LLP is compatible with maintaining MNP LLP. All of the work expended by MNP LLP on our June 30, 2015 audit was attributed to work performed MNP LLP’s full-time, permanent employees.

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number & Description
3.1
Articles of Incorporation of Uranium Star Corp. (now known as Energizer Resources Inc.) (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K as filed with the SEC on May 20, 2008)

3.2
Articles of Amendment to Articles of Incorporation of Uranium Star Corp. changing its name to Energizer Resources Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on July 16, 2010)

3.3
Articles of Amendment to Articles of Incorporation of Energizer Resources Inc. (Incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-1/A filed with the SEC on July 29, 2015)

3.4	Amended and Restated By-Laws of Energizer Resources Inc. (Incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K as filed with the SEC on July 16, 2010)
3.5	Amendment to the By-Laws of Energizer Resources Inc. (Incorporated by reference to the registrant’s current report on Form 8-K as filed with the SEC on October 16, 2013)
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

21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the registrant’s annual report on Form 10-K filed with the SEC on September 21, 2009)
23.1	Consent of Independent Registered Public Accounting Firm (filed herein)
23.2	Consent of DLA Projects (pty) Limited
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herein)
31.2	Certification of Principal Financial & Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herein)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herein)
32.2	Certification of Chief Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herein)
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

ENERGIZER RESOURCES INC.

Dated: September 28, 2015

By:	/s/ Craig Scherba
Name: Craig Scherba
Title: President, Chief Executive Officer and Director

Dated: September 28, 2015

By:	/s/ Peter Liabotis
Name: Peter Liabotis
Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Craig Scherba	President & Chief Executive Officer, Director	September 28, 2015
Craig Scherba

/s/ V. Peter Harder	Chairman of the Board, Director	September 28, 2015
V. Peter Harder

/s/ John Sanderson	Vice-Chairman, Director	September 28, 2015
John Sanderson

/s/ Robin Borley	SVP, Mine Development, Director	September 28, 2015
Robin Borley

/s/ Peter Liabotis	Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2015
Peter Liabotis

/s/ Quentin Yarie	Director	September 28, 2015
Quentin Yarie.

/s/ Albert A. Thiess, Jr.	Director	September 28, 2015
Albert A. Thiess, Jr.

/s/ Dean Comand	Director	September 28, 2015
Dean Comand

/s/ Dalton Larson	Director	September 28, 2015
Dalton Larson

ENERGIZER RESOURCES INC.
(An Exploration Stage Company)

Consolidated Financial Statements

For the years ended June 30, 2015 and 2014

(Expressed in US Dollars)

Report of Independent Registered Public Accounting Firm

To the Board or Directors and Shareholders of Energizer Resources Inc.

We have audited the accompanying consolidated balance sheets of Energizer Resources Inc. as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended. Energizer Resources Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energizer Resources Inc. as of June 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Chartered Professional Accountants
Licensed Public Accountants

Mississauga, Canada
September 28, 2015

Energizer Resources Inc.
Consolidated Balance Sheets
(Expressed in US Dollars)

	June 30, 2015	June 30, 2014

Assets
Current Assets:
Cash and cash equivalents	$779,118	$1,250,383
Amounts receivable and prepaid expenses (note 5)	65,516	430,596
Loan to related parties (note 5)	76,450	94,512
Marketable securities (note 4)	7,615	70,277

Total current assets	928,699	1,845,768
Equipment (note 6)	78,513	126,385

Total assets	$1,007,212	$1,972,153

Liabilities and Stockholders' Equity
Liabilities
Accounts payable and accrued liabilities (notes 5 and 16)	$569,619	$1,816,623
Deferred premium on flow-through shares (note 8)	-	37,145
Warrant liability (note 11)	844,851	1,830,151

Total liabilities	1,414,470	3,683,919

Stockholders' Deficiency
Common stock, 650,000,000 shares authorized, $0.001 par value,
309,384,670 issued and outstanding (June 30, 2014 -
268,627,603) (note 9)	309,385	268,627
Additional paid-in capital (note 9)	91,614,714	84,265,060
Accumulated comprehensive (loss) / income	(4,323)	8,771
Accumulated deficit	(92,327,034)	(86,254,224)

Total stockholders' deficiency	(407,258)	(1,711,766)

Total liabilities and stockholders' deficiency	$1,007,212	$1,972,153

The accompanying notes are an integral part of these consolidated financial statements.

Going concern (note 1)
Mineral Properties (note 7)
Contingency (note 15)

Energizer Resources Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)

	Year Ended	Year Ended
	June 30, 2015	June 30, 2014

Revenues	$-	$-

Expenses
Mineral exploration expense (notes 5, 7 and 14)	4,551,286	7,343,541
Stock-based compensation (notes 5, 9 and 10)	627,264	681,419
General and administrative (note 5)	863,124	1,357,682
Professional and consulting fees (note 5)	629,817	1,765,769
Depreciation (note 6)	47,872	44,446
Foreign currency translation loss	208,194	60,076

Total expenses	6,927,557	11,252,933

Net loss from operations	(6,927,557)	(11,252,933)

Other Income / (Expenses)
Investment income	10,111	96,092
Sale of flow-through tax benefits (note 8)	37,145	63,393
Impairment of marketable securities (note 4)	-	(63,849)
Gain on sale of marketable securities (note 4)	12,278	-
Tax indemnity (note 16)	(147,845)	-
Part XII.6 tax and penalties on flow-through shares (note 16)	(42,242)	-
Change in fair value of warrant liability (note 11)	985,300	(23,286)

Net Loss	(6,072,810)	(11,180,583)
Unrealized (loss) / gain in marketable securities	(816)	7,771
Recognition of other than temporary loss (note 4)	-	63,849
Realized gains included in net loss (note 4)	(12,278)	-

Comprehensive loss	$(6,085,904)	$(11,108,963)

Loss per share - basic and diluted (note 13)	$(0.02)	$(0.05)

Weighted average shares outstanding -
basic and diluted (note 13)	294,044,398	225,907,700

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Year Ended	Year Ended
	June 30, 2015	June 30, 2014

Operating Activities
Net loss	$(6,072,810)	$(11,180,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47,872	44,446
Gain on sale of marketable securities	(12,278)	(4,545)
Change in fair value of warrant liability	(985,300)	23,286
Impairment of related party loan	53,603	-
Non-cash amounts within mineral properties expense	100,000	1,110,101
Stock-based compensation	627,264	681,419
Impairment of marketable securities	-	63,849
Sale of flow-through tax benefits	(37,145)	(63,393)
Change in operating assets and liabilities:
Amounts receivable and prepaid expenses	365,080	(221,076)
Accounts payable and accrued liabilities	(1,247,005)	1,013,493

Net cash used in operating activities	(7,160,719)	(8,533,003)

Financing Activities
Proceeds from issuance of common stock, net of costs	6,591,097	9,559,926
Exercise of warrants	72,051	-

Net cash provided by financing activities	6,663,148	9,559,926

Investing Activities
Mineral property acquisition costs	-	(463,774)
Purchase of equipment	-	(132,014)
Loan to related party	(35,541)	42,487
Purchases of marketable securities, net of sales	-	(103,763)
Proceeds on sale of marketable securities	61,847	55,424

Net cash provided by (used in) investing activities	26,306	(601,640)

(Decrease) / increase in cash and cash equivalents	(471,265)	425,283
Cash and cash equivalents - beginning of year	1,250,383	825,100

Cash and cash equivalents - end of year	$779,118	$1,250,383

Non-cash investing and financing activities:
Issuance of common stock for mineral properties	$100,000	$645,950

Supplemental Disclosures:
Interest received	$1,000	$8,327

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc.
Consolidated Statement of Stockholders' Equity
(Expressed in US Dollars)

	Shares #	Amount $	Additional Paid-In Capital $	Accumulated Comprehensive Income (loss) $	Accumulated Deficit $	Total $

Balance - June 30, 2013	175,604,320	175,604	75,378,192	(62,849)	(75,073,641)	417,306

Private placement of common shares subscribed	90,523,283	90,523	10,337,961	-	-	10,428,484
Cost of issue	-	-	(868,558)	-	-	(868,558)
Fair value of warrant liability	-	-	(1,806,866)	-	-	(1,806,866)
Issuance of common stock and warrants for mineral property	2,500,000	2,500	643,450	-	-	645,950
Stock-based compensation	-	-	681,419	-	-	681,419
Deferred flow-through premium	-	-	(100,538)	-	-	(100,538)
Other than temporary loss on marketable securities	-	-	-	63,849	-	63,849
Accumulated comprehensive loss	-	-	-	7,771	-	7,771
Net loss for the year	-	-	-	-	(11,180,583)	(11,180,583)

Balance - June 30, 2014	268,627,603	268,627	84,265,060	8,771	(86,254,224)	(1,711,766)

Private placement of common shares subscribed	39,185,714	39,186	5,348,814	-	-	5,388,000
Cost of issue of private placement of common shares subscribed	-	-	(440,923)	-	-	(440,923)
Private placement of special warrants subscribed	-	-	2,019,947	-	-	2,019,947
Cost of issue of private placement of special warrants subscribed	-	-	(375,927)	-	-	(375,927)
Issuance of common stock for mineral property	1,000,000	1,000	99,000	-	-	100,000
Stock-based compensation	-	-	627,264	-	-	627,264
Issuance of shares to exercise warrants	571,353	572	71,479	-	-	72,051
Realized gain on marketable securities	-	-	-	(12,278)	-	(12,278)
Accumulated comprehensive loss	-	-	-	(816)	-	(816)
Net loss for the year	-	-	-	-	(6,072,810)	(6,072,810)

Balance - June 30, 2015	309,384,670	309,385	91,614,714	(4,323)	(92,327,034)	(407,258)

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014
Expressed in US Dollars)

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

These consolidated financial statements ("financial statements") have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to generate revenue from mining operations or pay dividends and is unlikely to do so in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing to continue operations, the Company's ability to attract joint venture partners and off-take contracts and the attainment of profitable operations. As of June 30, 2015, the Company has accumulated losses of $92,327,034. As such, there is substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

Principals of Consolidation and Basis of Presentation
These financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These consolidated financial statements include the accounts of Energizer Resources Inc. and its wholly-owned subsidiaries, Energizer Resources (Mauritius) Ltd., THB Ventures Ltd., Energizer Resources Madagascar Sarl, Energizer Resources Minerals Sarl, Madagascar-ERG Joint Venture (Mauritius) Ltd., ERG (Madagascar) Sarl and 2391938 Ontario Inc. All inter-company balances and transactions have been eliminated on consolidation.

Use of Estimates
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, management evaluates its judgments and estimates in relation to assets, liabilities, revenue and expenses. Management uses past experience and other factors as the basis for its judgments and estimates. Actual results may differ from those estimates. The impacts of estimates are pervasive throughout these consolidated financial statements and may require accounting adjustments based on future occurrences. Revisions to accounting estimates are recognized in the period in which the estimate is revised and the revision affects current and future periods. Areas where significant estimates and assumptions are used include: the Binomial valuation of the warrant liability, the Black-Scholes valuation of warrants and stock options issued, the valuation recorded for future income taxes and the assumption that the Company will receive title to the properties after the Madagascar political situation stabilizes.

Cash and Cash Equivalents
Cash and cash equivalents include money market investments that are readily convertible to known amounts of cash and have an original maturity of less than or equal to 90 days.

Energizer Resources Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014
Expressed in US Dollars)

2.	Significant Accounting Policies - continued

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

Equipment
Equipment is recorded at cost, less accumulated depreciation, and consists of exploration equipment. Depreciation is computed on a straight-line basis over 3 years, which coincides with its estimated useful life.

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

Warrant Liability
The Company accounts for its derivative instruments not indexed to its stock as either assets or liabilities and carries them at fair value. Derivatives that are not defined as hedges must be adjusted to fair value through earnings. The Company has issued stock purchase warrants with exercise prices denominated in a currency other than its functional currency of U.S. dollars. As a result, these warrants were no longer considered to be solely indexed to the Company's common stock. Therefore, these warrants are classified as liabilities under the caption "warrant liability" and recorded at estimated fair value at each reporting date, computed using the Binomial valuation method. Changes in the liability from period to period are recorded in the statements of operations under the caption "changes in fair value of warrant liability". The Company records the change in fair value of the warrant liability as a component of other income and expense on the statement of operations as it is believed the amounts recorded relate to financing activities and not as a result of our operations.

Comprehensive Income / (Loss)
ASC Topic - 220, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income, its components and accumulated balances. As at June 30, 2015, the Company's only component of other comprehensive income is unrealized losses on marketable securities.

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

Long Lived Assets
In accordance with ASC Topic - 360, "Accounting for Impairment or Disposal of Long Lived Assets", the carrying value of intangible assets and other long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Energizer Resources Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014
Expressed in US Dollars)

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

Income Taxes
The Company has adopted Topic - 740 "Accounting for Income Taxes" which is required to compute tax asset benefits for net operating losses carried forward. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some of all of the deferred tax asset will not be realized. Potential benefits of net operating losses have not been recognized in these consolidated financial statements as the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. Management does not believe unrecognized tax benefits will significantly change within one year of the balance sheet date. Interest and penalties related to income tax matters are recognized in income tax expense. As of June 30, 2015, there was no interest or penalties related to uncertain tax positions.

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

Energizer Resources Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014
Expressed in US Dollars)

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
•
Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 includes marketable securities such as listed equities and U.S. government treasury securities.

•
Level 2 - Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using industry-standard models or other valuation methodologies. These models consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, current market and contractual prices for the underlying instruments as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include the warrant liability.

•
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

3.	Newly Adopted & Recent Accounting Pronouncements Potentially Affecting The Company

The following are recent FASB accounting pronouncements, which may have an impact on the Company's future consolidated financial statements.
•
"Income Taxes (ASC Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists" ("ASU 2013-11") was issued during July 2013. FASB issued guidance on how to present an unrecognized tax benefit. The guidance is effective for annual periods beginning after December 15, 2013 for public companies. The Company has adopted this pronouncement.

•
"Presentation of Financial Statements Going Concern (ASC Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15") was issued during August 2014. FASB issued guidance on how to account for and disclose going concern risks. This guidance is effective for annual periods beginning after December 15, 2016.

The adoption of ASC Topic 740 did not have a significant impact on the Company's results of operations, financial performance or cash flows. The Company is currently evaluating the impact of ASU 2014-15 on its consolidated financial statements.

4.	Marketable Securities

Marketable securities consist of available-for-sale securities over which the Company does not have significant influence or control. As at June 30, 2015, $7,615 (June 30, 2014: $70,277) was invested in public companies. During the year ended June 30, 2014, the Company determined that $63,849 of unrealized losses were other than temporary and as such were recognized as an "other expense" in net loss and removed from accumulated other comprehensive income. During the year ended June 30, 2015, the Company sold marketable securities and recognized a gain on sale of $12,278 which has been recorded in the statement of operations and comprehensive loss and removed from accumulated other comprehensive income.

Energizer Resources Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014
Expressed in US Dollars)

5.	Related Party Transactions and Balances

Parties are related if one party has the direct or indirect ability to control or exercise significant influence over the other party in making operating and financial decisions. Parties are also related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. Related party transactions that are in the normal course of business and have commercial substance are measured at the exchange amount, which is fair value. The following are the related party transactions for the year ended June 30, 2015:

a)
The Company incurred $98,595 (June 30, 2014: $112,200), in rent, included in general and administrative expenses, from a public company related by common management, Red Pine Exploration Inc. (TSX.V: "RPX").

b)
6,680,000 (June 30, 2014: 5,370,000) stock options were issued to related parties during the period with an exercise price between $0.15 and $0.20 (June 30, 2014: between $0.11 and $0.18). These stock options were valued at $438,035 (June 30, 2014: $513,364) using the Black-Scholes pricing model and were issued to directors and officers of the Company and included in stock-based compensation (Note 10).

c)	The Company incurred $629,204 (June 30, 2014: $1,190,585) in expenses to directors, officers or entities in their control.
d)
The Company incurred $1,927,797 (June 30, 2014: $1,533,953) in charges from a mining and engineering firm, DRA Minerals, for which one of the Company's former directors serves as a senior officer and a director which was included in mineral exploration expense.

e)
During the year ended June 30, 2014, and subsequently revised during the year ended June 30, 2015, the Company entered into an agreement to option a 75% interest in the Sagar Property to Honey Badger Exploration Inc. (TSX-V: "TUF"), a public company related by common management (see Note 7).

The following are the related party balances as of June 30, 2015:

a)
Related party balances of $Nil (June 30, 2014: $54,764) were included in amounts receivable and prepaid expenses and $24,048 (June 30, 2014: $33,019) related to rent, was included in accounts payable and accrued liabilities.

b)
The Company advanced a short-term loan to MacDonald Mines Exploration Ltd. (TSX-V: "BMK"), a company related by way of common management, totaling $120,238 (June 30, 2014: $46,366). This loan is interest bearing at a rate of 5%. No amounts have been paid back up to June 30, 2015. Accrued interest due totalled $3,863 (June 30, 2014: $142) as at June 30, 2015, and is included in the balance. A $53,603 (June 30, 2014: $Nil) impairment charge was recorded against this loan as of June 30, 2015. The Company's short-term loan amounts with RPX of $24,964 and TUF of $23,182 which existed as of June 30, 2014 were repaid during the year.

c)
Of the $Nil (June 30, 2014: $1,533,007) in charges from a mining and engineering firm for which one of the Company's former directors serves as a senior officer and director. $Nil (June 30, 2014: $633,418) is included in accounts payable and accrued liabilities.

d)	$46,292 (June 30, 2014: $264,922) was included within accounts payable and accrued liabilities as a committed amount due to the former Chief Executive Officer of the Company.

6.	Equipment

	Cost	Accumulated Depreciation	June 30, 2015 Net Book Value	June 30, 2014 Net Book Value
Exploration equipment	$195,561	$117,048	$78,513	$126,385

For the year ended June 30, 2015, depreciation expense totaled $47,872 (June 30, 2014: $44,446). For the year ended June 30, 2015, the Company purchased exploration equipment totaling $Nil (June 30, 2014: $132,014).

Energizer Resources Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014
Expressed in US Dollars)

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

On April 16, 2014, the Company signed a Sale and Purchase Agreement and a Mineral Rights Agreement with Malagasy to acquire the remaining 25% interest. The Company made the following payments at that time: $364,480 (CAD$400,000); issued 2,500,000 common shares subject to a 12 month voluntary vesting period and valued at $325,000; and issued 3,500,000 common share purchase warrants, valued at $320,950 using the Black-Scholes pricing model with an exercise price of $0.14 and an expiry date of April 15, 2019. On May 20, 2015 the Company paid $546,000 (CAD$700,000), and issued 1,000,000 common shares valued at $100,000 due to the completion of a bankable feasibility study (“BFS”) for the Molo Graphite Property. Further, a cash payment of $801,584 (CAD$1,000,000) will be due within five days of the commencement of commercial production. Malagasy retains a 1.5% net smelter return royalty ("NSR") on the property. The Company also acquired a 100% interest to the industrial mineral rights on approximately 1-1/2 additional claim blocks comprising 10,811 hectares to the east and adjoining the Molo Graphite Property.

Green Giant Property, Southern Madagascar, Africa
During 2007 to acquire a 75% interest in the property, the Company paid $765,000, issued 2,500,000 common shares and 1,000,000 now expired common share purchase warrants to enter into a joint venture agreement for the Green Giant Property with Madagascar Minerals and Resources Sarl ("MMR"). On July 9, 2009, the Company acquired the remaining 25% interest for $100,000. MMR retains a 2% NSR. The NSR can be purchased, at the Company's option, for $500,000 in cash or common shares for the first 1% and $1,000,000 in cash or common shares for the second 1%.

On April 16, 2014, the Company signed a Joint Venture Agreement with Malagasy, whereby Malagasy acquired a 75% interest for non-industrial minerals on the Company's 100% owned Green Giant Property in Madagascar. On May 21, 2015, Malagasy terminated this Joint Venture Agreement. Therefore, the Company reobtained its 100% interest in all minerals on this property.

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

On February 28, 2014, the Company signed an agreement to sell an interest in the Sagar property to TUF, a public company related by common management. On July 31, 2014 and May 8, 2015, the agreement terms were revised. In order for TUF to acquire an initial 35% interest in the property, TUF has to pay $40,079 (CAD$50,000) by December 31, 2015 and has to spend $400,792 (CAD$500,000) by December 31, 2016 developing the property. TUF can earn further percentage interests up to 75% over a period ending December 31, 2019 by spending an additional $3,206,336 (CAD$4,000,000), paying the Company an additional $480,950 (CAD$600,000) and issuing to the Company the lesser of 15% of its issued and outstanding shares or 35,000,000 shares. Once these commitments have been met, TUF can acquire the remaining 25% interest for $1,618,600 (CAD$2,000,000) and issuing the lesser of 19.5% of TUF outstanding shares or 60,000,000 shares, including all previously issued shares.

Energizer Resources Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014
Expressed in US Dollars)

8.	Deferred Premium on Flow-Through Shares

The premium paid for flow-through shares in excess of the market value of the shares without a flow-through feature is initially recognized as a liability. The liability is subsequently reduced and recorded in the consolidated statements of operations and comprehensive loss on a pro-rata basis based on the corresponding eligible flow-through expenditures that have been incurred. The following summarizes the deferred premium liability on flow-through transactions for the year ended June 30, 2015.

	Jun 30, 2015	Jun 30, 2014

Deferred premium on flow-through shares, beginning of year	$37,145	$-
Recognized on issuance of flow-through shares	-	100,538
Recorded to consolidated statement of operations and comprehensive loss	(37,145)	(63,393)

Deferred premium on flow-through shares, end of year	$-	$37,145

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

b)
Between July 26, 2013 and August 1, 2013, the Company closed a private placement raising $2,043,452. The Company issued 16,950,001 common stock at prices at $0.12 and $0.121 per share. The Company paid a fee of $120,674 and issued 402,000 compensation warrants at an exercise price of $0.10 and 150,000 compensation warrants at an exercise price of $0.12. Each compensation warrant expires one year from the date of issue.

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

e)
On December 18, 2013 the Company closed a private placement raising a total of $1,479,024. The Company issued 11,189,215 common shares at a price of $0.13. The Company paid fees of $98,176 and issued 671,353 compensation warrants at an exercise price of $0.11. Each compensation warrant expires eighteen months from the date of issue.

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

Energizer Resources Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014
Expressed in US Dollars)

9.	Common Stock and Additional Paid-in Capital - continued

g)
On January 15, 2014 and January 31, 2014, the Company closed a private placement raising a total of $6,906,008. The Company issued 62,384,067 common shares at a price of $0.111 and 31,192,033 common share purchase warrants with an exercise price of $0.14. Of the 31,192,033 common share purchase warrants, 29,152,033 expire on January 14, 2017, 1,450,000 expire on June 14, 2015 and 590,000 expire on January 31, 2017. The Company paid fees, including commissions, legal fees and Toronto Stock Exchange ("TSX") fees of $649,707 and issued 3,396,744 compensation warrants at an exercise price of $0.11. Each compensation warrant expires eighteen months from the date of issue.

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

k)	On September 18, 2014 a total of 571,353 broker common share purchase warrants were exercised at $0.11 per share for proceeds of $72,051.
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

n)
On December 30, 2014 the Company closed a private placement raising a total of $588,000. The Company issued 4,900,000 common shares at a price of $0.12. The Company paid fees, including commissions, legal fees and TSX fees of $27,698 and issued 147,000 compensation common share purchase warrants at an exercise price of $0.12 and an expiry date of December 30, 2016.

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

Energizer Resources Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014
Expressed in US Dollars)

9.	Common Stock and Additional Paid-in Capital – continued

p)
On May 4, 2015 the Company closed a private placement offering (the “Offering”) of 20,550,998 special warrants (“Special Warrants”) at a price of CAD$0.12 per Special Warrant, representing aggregate gross proceeds of $2,019,947 (CAD$2,466,120). Each Special Warrant entitles the holder, for no additional consideration, to acquire one unit (“Unit”) of the Company, with each Unit comprised of one common share of the Company and one-half of one common share purchase warrant ("Warrant"). Each full Warrant entitles the holder to purchase one common share at a price of US$0.14 per common share until May 4, 2018. The Company paid fees, including commissions, legal fees and TSX fees of $375,927. On July 31, 2015, each of these Special Warrants were converted into one common share and one half one common share purchase warrant with an exercise price of $0.14 and an expiry date of May 4, 2018.

q)
On May 20, 2015, the Company issued 1,000,000 shares of common stock at $0.10 per share valued at $100,000 as consideration for the Sale and Purchase Agreement and a Mineral Rights Agreements with Malagasy (note 7).

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

The following is a continuity schedule of the Company's stock options, all of which vest on the grant date:
	Number of Stock Options	Weighted-Average Exercise Price ($)

Outstanding and exercisable, June 30, 2013	27,140,000	0.28
Issued	7,130,000	0.16
Expired	(5,600,000)	0.39
Cancelled	(200,000)	0.26

Outstanding and exercisable, June 30, 2014	28,470,000	0.23
Issued	9,280,000	0.17
Cancelled	(2,385,000)	0.21

Outstanding and exercisable, June 30, 2015	35,365,000	0.22

Energizer Resources Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014
Expressed in US Dollars)

10.	Stock Options - continued

The following is a summary stock options outstanding as of June 30, 2015:
Exercise Price ($)	Number of Stock Options	Expiry Date

0.3	3,600,000	July 1, 2016
0.29	1,650,000	July 13, 2016
0.2	1,640,000	October 24, 2016
0.21	1,910,000	December 1, 2016
0.28	5,400,000	March 7, 2017
0.23	180,000	May 23, 2017
0.21	5,250,000	February 27, 2018
0.11	1,080,000	July 9, 2018
0.15	675,000	September 19, 2018
0.13	250,000	October 9, 2018
0.18	4,450,000	January 10, 2019
0.18	250,000	February 6, 2019
0.15	4,550,000	July 3, 2019
0.2	4,480,000	February 26, 2020

	35,365,000

11.	Warrants

The following is a continuity schedule of the Company's common share purchase warrants:
	Number of Warrants	Weighted‑Average Exercise Price ($)

Outstanding and exercisable, June 30, 2013	3,513,599	0.46
Issued	39,312,130	0.16	*
Expired	(270,000)	0.19

Outstanding and exercisable, June 30, 2014	42,555,729	0.16	*
Issued	22,626,569	0.01
Exercised	(571,353)	0.11	*
Expired	(992,028)	0.19	*

Outstanding and exercisable, June 30, 2015	63,618,917	0.1	*
* Amount represents the converted USD exercise price

Energizer Resources Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014
Expressed in US Dollars)

11.	Warrants - continued

The following is a summary common share purchase warrants outstanding as of June 30, 2015:
Exercise Price ($)		Number of Warrants	Expiry Date

0.11	(b)	3,396,744	July 14, 2015
0.14	(c)	1,450,000	July 14, 2015
-	(d)	20,550,998	November 5, 2015
0.14		1,928,571	September 26, 2016
0.18	(a)	2,903,571	November 15, 2016
0.12		147,000	December 30, 2016
0.14	(c)	29,152,033	January 14, 2017
0.14	(c)	590,000	January 31, 2017
0.14		3,500,000	April 15, 2019

		63,618,917

(a) On December 24, 2013, the Company re-priced and extended the term of the common share purchase warrants from an expiry of November 15, 2015 and an exercise price of $0.23 to November 15, 2016 and $0.18, respectively.
(b) The exercise price is CAD$0.14.
(c) The exercise price is CAD$0.18.
(d) On July 31, 2015, each of these special warrants were converted into one common share and one half one common share purchase warrant with an exercise price of $0.14 and an expiry date of May 4, 2018 (see also note 9).

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

	June 30, 2015	June 30, 2014

Exercise price	$0.14	$0.13
Risk free rate	1.53%	1.19%
Expected volatility	93.70%	88%
Expected dividend yield	Nil	Nil
Expected life (in years)	1.48	2.48

	June 30, 2015	June 30, 2014

Beginning balance, derivative warrant liability	$1,830,151	$-
Origination of derivative warrant liability January 2014	-	1,806,865
(Gain)/Loss on change in fair value of derivative warrant liability	(985,300)	23,286

Ending balance, derivative warrants liability	$844,851	$1,830,151

Energizer Resources Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014
Expressed in US Dollars)

12.	Income Taxes

Below is a reconciliation of the United States income tax provision at the statutory rate of 35% to the actual provision:
	June 30, 2015		June 30, 2014

Net loss		$(6,072,810)	$(11,180,583)

Rate		35.00%	35.00%

Expected income tax recovery		(2,125,480)	$(3,913,200)
Tax rate changes and other adjustments		352,480	(798,420)
Stock‑based compensation		219,540	238,500
Change in tax benefits not recognized		1,208,360	4,480,270
Non‑deductible expenses		345,100	(7,150)

Income tax recovery reflected in the Consolidated Statements of Operations and Comprehensive Loss	$		$-

The Company's income tax (recovery) is allocated as follows:
Current tax expense		$-	$-
Future tax recovery		-	-

	$		$-

Future Income Tax Assets
The Company’s future income tax assets and liabilities as at June 30, 2015 and 2014 are as follows:
	June 30, 2015	June 30, 2014
Future Income Tax Assets
Non-capital losses - United States	$8,855,130	$8,786,110
Exploration expenditures	8,300,770	7,813,100
Other deductible temporary differences	141,860	10,900

	17,297,760	16,610,110
Less: valuation allowance	(17,297,760)	(16,610,110)

Net future income tax assets	$-	$-

Energizer Resources Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014
Expressed in US Dollars)

12	Income Taxes - continued

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
2025	$4,130
2026	29,460
2027	283,870
2028	909,180
2029	341,250
2030	3,435,600
2031	3,998,670
2032	5,264,970
2033	4,660,880
2034	3,642,800
2035	2,729,570
$25,300,380

13.	Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common stock outstanding. Diluted loss per share and the weighted average number of shares of common stock exclude all potentially dilutive shares since their effect is anti-dilutive. As at June 30, 2015, there were a total of 98,983,917 (June 30, 2014: 71,025,729) potentially dilutive stock options and common share purchase warrants outstanding.

14.	Segmented Reporting

The Company operates one operating segment, that being the exploration and development of mineral properties. The Company's President and Chief Executive Officer and Chief Financial Officer are the operating decision-makers, and direct the allocation of resources to geographic segments. No revenue has been generated by these properties. A summary of mineral exploration expenses by geographic area is as follows:

For the year ended June 30, 2015	Madagascar	Canada	Total

Mineral exploration expense	$2,852,214	$1,699,072	$4,551,286

For the year ended June 30, 2014	Madagascar	Canada	Total

Mineral exploration expense	$5,039,517	$2,304,024	$7,343,541

As at June 30, 2015, $65,299 (June 30, 2014: $58,110) in cash was held in Africa and $713,819 (June 30, 2014: $1,192,273) in cash was held in Canada. All of the Company's remaining assets were held in Canada.

Energizer Resources Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014
Expressed in US Dollars)

15.	Contingency

During fiscal 2014 the Company issued 17,889,215 flow-through shares requiring the Company to spend $3,812,642 on qualified Canadian Exploration Expenditures (“CEE”) on or before December 31, 2014. As at December 31, 2014, the Company had unfulfilled CEE obligations of $422,415. As the Company did not fulfill the expenditure obligation, the Company accrued an amount of $42,242, included in accounts payable and accrued liabilities, related to Part XII.6 tax and related penalties and interest on the unfulfilled commitments.

Furthermore, the Company may also have to indemnify shareholders for taxes and penalties related to the unspent portion of the commitment. An estimated amount totaling $147,845 was recorded in accounts payable and accrued liabilities, related to the indemnification on the unfulfilled commitments based upon a combined tax rate of 35% of unspent flow-through funds raised. The outcome of the amount of actual claims and penalties, if any, is contingent on assessments of the Canada Revenue Agency.