Form 10-Q
period 2015-09-30
Energizer Resources, Inc.
filed 2015-11-17
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51151

Energizer Resources Inc.
 (Exact name of registrant as specified in its charter)

Minnesota	20-0803515
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

520 – 141 Adelaide Street West, Toronto, Ontario	M5H 3L5
(Address of principal executive offices)	(Zip Code)
  _______________________

(416) 364-4911
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]  No  [ X]

Transitional Small Business Disclosure Format    Yes  ☐      No   [X]

As of November 13, 2015, there were 344,135,668 shares of the Registrant's common stock issued and outstanding.

Energizer Resources Inc.
PART 1
FINANCIAL INFORMATION
As used in these footnotes, "we", "us", "our", "Energizer Resources", "Energizer", "Company" or "our company" refers to Energizer Resources Inc. and all of its subsidiaries.

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General
The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2015.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ending June 30, 2016.

All references to "dollars", "$" or "US$" are to United States dollars and all references to "CAD$" are to Canadian dollars.  United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

ENERGIZER RESOURCES INC.
(An Exploration Stage Company)

Unaudited Condensed Consolidated Interim Financial Statements

For the three month period ended September 30, 2015

(Expressed in US Dollars)

Energizer Resources Inc.
Unaudited Condensed Consolidated Interim Balance Sheets
(Expressed in US Dollars)

	September 30, 2015	June 30, 2015

Assets

Current Assets:
Cash and cash equivalents	$736,961	$779,118
Marketable securities (note 4)	8,790	7,615
Accounts receivable	38,692	49,484
Prepaid expenses	28,838	16,032
Loan to related party (note 5)	-	76,450

Total current assets	813,281	928,699
Equipment (note 6)	54,914	78,513

Total assets	$868,195	$1,007,212

Liabilities and Stockholders' Deficiency
Liabilities

Current Liabilities:
Accounts payable (note 5)	$92,676	$95,580
Accrued liabilities	328,960	283,952
Contingency Provision (note 15)	177,257	190,087
Subscriptions received in advance (note 16)	440,673	-
Warrant liability (note 11)	211,345	844,851

Total liabilities	1,250,911	1,414,470

Stockholders' Deficiency

Common stock	$329,936	$309,385
650,000,000 shares authorized, $0.001 par value, 329,935,668 issued and outstanding (June 30, 2015 ‑ 309,384,670) (note 9)

Additional paid‑in capital (note 9)	91,567,194	91,614,714
Accumulated comprehensive loss	(3,147)	(4,323)
Accumulated deficit	(92,276,699)	(92,327,035)

Total stockholders' deficiency	(382,716)	(407,258)

Total liabilities and stockholders' deficiency	$868,195	$1,007,212

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Nature of Operations and Going Concern (note 1)
Mineral Properties (note 7)

Subsequent Events (note 16)

Energizer Resources Inc.
Unaudited Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss)
(Expressed in US Dollars)

	For the three months ended September 30,
	2015	2014

Revenues	$-	$-

Expenses

Mineral exploration expense (notes 5, 7 and 14)	176,959	1,703,126
General and administrative (note 5)	90,858	247,035
Professional and consulting fees (note 5)	188,717	231,897
Stock‑based compensation (note 10)	-	404,160
Depreciation (note 6)	23,599	11,369
Foreign currency translation loss	103,318	49,530

Total expenses	583,451	2,647,117

Net loss from operations	(583,451)	(2,647,117)

Other Income / (Expenses)

Investment income	281	3,975
Change in deferred premium on flow-through shares (note 8)	-	28,421
Change in fair value of warrant liability (note 11)	633,506	(501,395)

Net Income (Loss)	50,336	(3,116,116)

Unrealized gain (loss) in marketable securities	1,176	(13,841)

Comprehensive Income (loss)	$51,512	$(3,129,957)

Income (Loss) per share ‑ basic	$0.00	$(0.01)
Weighted average shares outstanding - basic	323,085,337	268,702,946

Income (Loss) per share - fully diluted	$0.00	$(0.01)
Weighted average shares outstanding - fully diluted (note 13)	323,085,337	268,702,946

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
Unaudited Condensed Consolidated Interim Statements of Cash Flows
(Expressed in US Dollars)

	For the three months ended September 30,
	2015	2014

Operating Activities

Net income (loss)	$50,336	$(3,116,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,599	11,369
Change in fair value of warrant liability	(633,506)	501,395
Stock‑based compensation	-	404,160
Sale of flow-through tax benefits	-	(28,421)
Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	2,015	(87,456)
Accounts payable and accrued liabilities	42,105	(1,057,013)
Contingency provision	(12,830)	-
Net cash used in operating activities	(532,311)	(3,372,082)

Investing Activities

Loan to related party	76,450	49,424

Net cash provided by investing activities	76,450	49,424

Financing Activities

Proceeds from issuance of common stock, net of issue costs	(26,969)	4,469,174
Share subscriptions received in advance (note 16)	440,673	-
Exercise of warrants	-	72,049

Net cash provided by financing activities	413,704	4,541,223

Cash and Cash Equivalents

Net increase (decrease) in cash and cash equivalents	(42,577)	1,218,565
Cash and cash equivalents ‑ beginning of period	779,118	1,250,383

Cash and cash equivalents ‑ end of period	$736,961	$2,468,948

Supplemental Disclosures:
Interest Received	$281	$3,975

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2015 and 2014
(Expressed in US Dollars)

1.            Nature of Operations and Going Concern

Energizer Resources Inc. (the "Company") is a State of Minnesota, United States of America incorporated entity.  The Company's fiscal year end is June 30. The Company's principal business is the acquisition and exploration of mineral resources.  During fiscal 2008, the Company incorporated Energizer Resources (Mauritius) Ltd., a Mauritius subsidiary and Energizer Resources Madagascar Sarl, a Madagascar subsidiary.  During fiscal 2009, the Company incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl, a Madagascar subsidiary, which holds the Green Giant Property in Madagascar (see note 7).  During fiscal 2012, the Company incorporated Madagascar‑ERG Joint Venture (Mauritius) Ltd., a Mauritius subsidiary and ERG (Madagascar) Sarl, a Madagascar subsidiary.  ERG (Madagascar) Sarl is 100% owned by Madagascar‑ERG Joint Venture (Mauritius) Ltd. which is now 100% owned by Energizer Resources (Mauritius) Ltd.  ERG (Madagascar) Sarl holds the Malagasy Joint Venture Ground  (see note 7).  During fiscal 2014, the Company incorporated 2391938 Ontario Inc., an Ontario, Canada subsidiary.

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has yet to generate revenue from mining operations or pay dividends and is unlikely to do so in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing to continue operations, the Company's ability to attract joint venture partners and off‑take contracts and the attainment of profitable operations.

As of September 30, 2015, the Company has accumulated losses of $92,276,699.  As such, there is substantial doubt regarding the Company's ability to continue as a going concern.  These unaudited condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.          Significant Accounting Policies

Unaudited Condensed Consolidated Interim Financial Statements
These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual consolidated financial statements and should be read in conjunction with those annual financial statements filed on Form 10‑K for the year ended June 30, 2015.  In the opinion of management, these unaudited condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Principals of Consolidation and Basis of Presentation
These unaudited condensed consolidated interim financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").  These consolidated financial statements include the accounts of Energizer Resources Inc. and its wholly‑owned subsidiaries, Energizer Resources (Mauritius) Ltd., THB Ventures Ltd., Energizer Resources Madagascar Sarl, Energizer Resources Minerals Sarl,  Madagascar‑ERG Joint Venture (Mauritius) Ltd., ERG (Madagascar) Sarl and 2391938 Ontario Inc.  All inter‑company balances and transactions have been eliminated on consolidation.

Use of Estimates
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the period.  On an ongoing basis, management evaluates its judgments and estimates in relation to assets, liabilities, revenue and expenses. Management uses past experience and other factors as the basis for its judgments and estimates.  Actual results may differ from those estimates.   The impacts of estimates are pervasive throughout these consolidated financial statements and may require accounting adjustments based on future occurrences.  Revisions to accounting estimates are recognized in the period in which the estimate is revised and the revision affects current and future periods.  Areas where significant estimates and assumptions are used include: the Binomial valuation of the warrant liability, the Black‑Scholes valuation of warrants and stock options issued, the valuation recorded for future income taxes and the assumption that the Company will receive title to the properties after the Madagascar political situation stabilizes.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2015 and 2014
(Expressed in US Dollars)

3.            Recent Accounting Pronouncements Potentially Affecting The Company

The following are recent FASB accounting pronouncements, which may have an impact on the Company's future consolidated financial statements.

•	"Presentation of Financial Statements Going Concern (ASC Topic 205‑40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014‑15") was issued during August 2014. FASB issued guidance on how to account for and disclose going concern risks. This guidance is effective for annual periods beginning after December 15, 2016.

The Company is currently evaluating the impact of ASU 2014‑15 on its consolidated financial statements.

4.          Marketable Securities

Marketable securities consist of available‑for‑sale securities over which the Company does not have significant influence or control.  As at September 30, 2015, $8,790 (June 30, 2015: $7,615) was invested in public companies.

5.          Related Party Transactions and Balances

The Company has had related party transactions.  Parties are related if one party has the direct or indirect ability to control or exercise significant influence over the other party in making operating and financial decisions.  Parties are also related if they are subject to common control or common significant influence.  Related parties include individuals, corporate entities, members of the Board of Directors and certain key management as well as companies controlled by these individuals.. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. Related party transactions that are in the normal course of business and have commercial substance are measured at the exchange amount, which is fair value.

The following are the related party transactions for the period ended September 30, 2015:
a)	The Company incurred $22,398 (September 30, 2014: $27,000) in rent, which is included in general and administrative expenses, from a public company related by common management, Red Pine Exploration Inc. (TSX.V: "RPX"). The accounts payable balance due for rent to related parties was $44,796 (June 30, 2015: $24,048) as of September 30, 2015.
b)
The Company incurred $182,851 (September 30, 2014: $168,846) in mineral exploration, administrative, management and consulting fees paid or accrued directly to directors and officers or companies under their control. The accounts payable balance due for management fees to related parties was $14,800 (June 30, 2015: $nil) as of September 30, 2015. The prepaid expenses balance due for management fees to related parties was $13,107 (June 30, 2015: $nil) as of September 30, 2015.

c)	The Company incurred $nil (September 30,2014: $1,111,893) in charges from a mining and engineering firm for which one of the Company's Director services as a senior officer and director, which was included in mineral exploration expenses.
d)	The Company issued nil (September 30, 2014: 2,700,000) stock options to related parties during the period. These stock options were valued at nil (September 30, 2014: $227,340) using the Black-Scholes pricing model and were issued to directors and officers of the Company and included in stock-based compensation.
e)	The Company received a principal repayment of $76,450 (September 30, 2014: nil) during the period from MacDonald Mines Exploration Ltd. (TSXV: BMK), a company related by way of common management, for an outstanding loan totaling $120,240 plus accrued interest bearing at a rate of 5%.
f)	As at September 30, 2015, $10,082 (June 30, 2015 $46,292) was included within accounts payable and accrued liabilities as a committed amount due to the former Chief Executive Officer of the Company.

6.            Equipment

	Cost	Accumulated Depreciation	September 30, 2015 Net Book Value	June 30, 2015 Net Book Value
Exploration equipment	$195,561	$140,647	$54,914	$78,513

For the three month period ended September 30, 2015, depreciation expense totaled $23,599 (September 30, 2014: $11,369).

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2015 and 2014
(Expressed in US Dollars)

7.          Mineral Properties

Molo Graphite Property, Southern Madagascar Region, Madagascar

The Company entered into a Definitive Joint Venture Agreement ("JVA") on December 14, 2011 with Malagasy Minerals Limited ("Malagasy"), a public company on the Australian Stock Exchange, to acquire a 75% interest to explore and develop a group of industrial minerals, including graphite, vanadium and approximately 25 other minerals.  The land position covers 2,119 permits and 827.7 square kilometers and is mostly adjacent to the south and east of the Company's 100% owned Green Giant Property.  Pursuant to this agreement, the Company paid $2,261,690 and issued 7,500,000 common shares valued at $1,350,000.

On April 16, 2014, the Company signed a Sale and Purchase Agreement and a Mineral Rights Agreement with Malagasy to acquire the remaining 25% interest.  The Company made the following payments at that time: $364,480 (CAD$400,000); issued 2,500,000 common shares subject to a 12 month voluntary vesting period and valued at $325,000; and issued 3,500,000 common share purchase warrants, valued at $320,950 using the Black‑Scholes pricing model with an exercise price of $0.14 and an expiry date of April 15, 2019.  On May 20, 2015 the Company paid $546,000 (CAD$700,000), and issued 1,000,000 common shares valued at $100,000 due to the completion of a bankable feasibility study ("BFS") for the Molo Graphite Property.

A further cash payment of $801,584 (CAD$1,000,000) will be due within five days of the commencement of commercial production. Malagasy retains a 1.5% net smelter return royalty ("NSR") on the property.  The Company also acquired a 100% interest to the industrial mineral rights on approximately 1‑1/2 additional claim blocks comprising 10,811 hectares to the east and adjoining the Molo Graphite Property.

Green Giant Property, Southern Madagascar Region, Madagascar

The Company acquired a 75% interest in the Green Giant property in 2007 and entered into a joint venture agreement with Madagascar Minerals and Resources Sarl ("MMR").  The Company paid $765,000 and issued 2,500,000 common shares and 1,000,000 common share purchase warrants.   On July 9, 2009, the Company acquired the remaining 25% interest for $100,000.  MMR retains a 2% NSR.  The NSR can be purchased, at the Company's option, for $500,000 in cash or common shares for the first 1% and $1,000,000 in cash or common shares for the second 1%.

On April 16, 2014, the Company signed a Joint Venture Agreement with Malagasy, whereby Malagasy acquired a 75% interest in non‑industrial minerals on the Company's 100% owned Green Giant Property. On May 21, 2015, Malagasy terminated the Joint Venture Agreement, which as a result, the Company reverted to its 100% interest in all minerals on the property.

Sagar Property, Labrador Trough Region, Quebec, Canada

In 2006, the Company purchased from Virginia Mines Inc. ("Virginia") a 100% interest in 382 claims located in northern Quebec, Canada.  Virginia retains a 2% NSR on certain claims within the property.  Other unrelated parties retain a 1% NSR and a 0.5% NSR on certain claims within the property, of which half of the 1% NSR can be purchased by the company for $200,000 and half of the 0.5% NSR can be purchased by the Company for $100,000.

On February 28, 2014, the Company signed an agreement to sell a 35% interest in the Sagar property to Honeybadger Exploration Inc. ("Honeybadger"), a public company that is a related party by common management.  The terms were subsequently amended on July 31, 2014 and May 8, 2015.  In order to earn its interest, Honeybadger must complete a payment of $37,500 (CAD$50,000) by December 31, 2015 and must incur exploratoin expenditures $375,000 (CAD$500,000) by December 31, 2016.  Honeybadger can earn an additional interest of up to 75% until December 31, 2019 by completing an additional payment of $450,000 (CAD$600,000), incurring an additional $3,000,000 (CAD$4,000,000) of exploration expenditures and issuing to the Company the lesser of (i) 15% of its issued and outstanding shares or (ii) 35,000,000 common shares. After having earned its 75% interest,  Honeybadger can acquire the remaining 25% interest by completing a payment of $1,500,000 (CAD$2,000,000) and issuing the lesser of (i) 19.5% of its issued and outstanding common shares or (ii) 60,000,000 common shares (including all previously issued common shares).

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2015 and 2014
(Expressed in US Dollars)

8.          Deferred Premium on Flow‑Through Shares

The premium paid for flow‑through shares in excess of the market value of the shares without a flow‑through feature is initially recognized as a liability.  The liability is subsequently reduced and recorded in the consolidated statements of operations and comprehensive loss on a pro‑rata basis as the corresponding eligible flow‑through expenditures are incurred.

9.          Common Stock and Additional Paid‑in Capital

The authorized share capital of the Company is 650,000,000 common shares with a $0.001 par value.  As of September 30, 2015, the Company had 329,935,670 issued and outstanding common shares (June 30, 2015 ‑  309,384,670).

The Company issued the following common shares during the period ended September 30, 2015:

(a)	On July 31, 2015, a total of 20,550,998 special common share purchase warrants with no exercise price were converted into one common share and one half one common share purchase warrants with an exercise price of $0.14 and an expiry date of May 4, 2018 (see also note 11). As a result, a total of 20,550,998 common shares and 10,275,499 common share purchase warrants were issued.

10.          Stock Options

The Company has issued stock options under its Amended 2006 Stock Option Plan.  The original plan was adopted in 2006 and has since been amended through shareholder resolutions in order to increase the stock option pool available for issuance under the plan to a current maximum of 43,000,000 stock options.

As of September 30, 2015, there were 34,915,000 stock options outstanding, all of which vested on their grant date:

Date Granted	Expiry Date	Exercise Price ($USD)	Number of Stock Options
July 1, 2011	July 1, 2016	$0.30	3,700,000
July 13, 2012	July 13, 2016	$0.29	1,650,000
October 24, 2011	October 24, 2016	$0.20	1,640,000
December 1, 2011	December 1, 2016	$0.21	1,910,000
March 7, 2012	March 4, 2017	$0.28	5,300,000
May 23, 2012	May 23, 2017	$0.23	180,000
February 27, 2013	February 27, 2018	$0.21	5,050,000
July 9, 2013	July 9, 2018	$0.11	1,080,000
September 19, 2013	July 19, 2018	$0.15	675,000
October 9, 2013	October 9, 2018	$0.13	250,000
January 10, 2014	January 10, 2019	$0.18	4,525,000
July 3, 2014	July 3, 2019	$0.15	4,525,000
February 26, 2015	February 26, 2020	$0.20	4,430,000
			34,915,000

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2015 and 2014
(Expressed in US Dollars)

The following is a continuity schedule of the Company's stock options from prior periods:

	Number of	Weighted‑Average
	Stock Options	Exercise Price ($)
Outstanding as of June 30, 2014	28,470,000	0.23

Issued	9,280,000	0.17
Cancelled	(2,385,000)	0.21

Outstanding as of June 30, 2015	35,365,000	0.22

Issued	-	-
Cancelled	(450,000)	0.21

Outstanding as of September 30, 2015	34,915,000	0.22

11.          Warrants

As of September 30, 2015, there were 48,496,674 common share purchase warrants outstanding:

Expiry Date	Notes	Exercise Price	Number of Warrants
September 26, 2016		$0.14	1,928,571
November 15, 2016	(a)	$0.18	2,903,571
January 14, 2017	(c)	$0.13	29,152,033
January 31, 2017	(c)	$0.13	590,000
May 4, 2018	(b)	$0.14	10,275,499
December 30, 2016		$0.12	147,000
April 15, 2019		$0.14	3,500,000
			48,496,674

(a)	On December 24, 2013, the Company re‑priced and extended the term of the common share purchase warrants from an original expiry date of November 15, 2015 with an exercise price of $0.23 to November 15, 2016 with an exercise price of $0.18.
(b)	On July 31, 2015, a total of 20,550,999 special warrants with no exercise price were converted into one common share and one half one common share purchase warrant with an exercise price of $0.14 and an expiry date of May 4, 2018 (see also note 9). As a result, a total of 20,550,998 common shares and 10,275,498 warrants were issued.
(c)
These warrants were issued at an $0.18 CAD exercise price and represent the warrant liability. The Company has accounted for the warrant liability in accordance with ASC Topic 815. The 29,742,033 warrants expiring in January 2017 are considered derivative instruments as they were issued in a currency other than the Company's functional currency of the US dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and are marked to market at each financial reporting period. The change in fair value of the warrant liability is recorded in profit or loss as a gain or loss and estimated using the Binomial model with the following weighted average inputs:

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2015 and 2014
(Expressed in US Dollars)

The Company has accounted for the warrant liability in accordance with ASC Topic 815. The 29,742,033 warrants expiring in January 2017 are considered derivative instruments as they were issued in a currency other than the Company's functional currency of the US dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and are marked to market at each financial reporting period. The change in fair value of the warrant liability is recorded in profit or loss as a gain or loss and estimated using the Binomial model with the following weighted average inputs:

	Period Ending	Year Ending
	September 30, 2015	June 30, 2015
Exercise price	$0.14	$0.14
Risk free rate	1.53%		1.53%
Expected volatility	112.3%		93.7%
Expected dividend yield	Nil	Nil
Expected life (in years)	1.29	1.48

Beginning balance, derivative warrant liability	$844,851	$1,830,151
Gain on change in fair value of derivative warrant liability	(633,506)		(985,300)

Ending balance, derivative warrants liability	$211,345	$844,851

The following is the continuity schedule of the Company's common share purchase warrants from prior periods:

	Number	WeightededeAverage
	of Warrants	Exercise Price ($)
Outstanding and exercisable, June 30, 2014	42,555,729	0.16	*
Issued	22,626,569	0.01
Exercised	(571,353)	0.11	*
Expired	(992,028)	0.19	*

Outstanding and exercisable, June 30, 2015	63,618,917	0.10	*
Issued	10,275,499	0.14
Exercised	(20,550,998)	-
Expired	(4,846,744)	0.11	*

Outstanding and exercisable, September 30, 2015	48,496,674	0.14	*

* Amount represents the converted USD exercise price

13.          Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common stock outstanding.  Diluted loss per share and the weighted average number of shares of common stock exclude all potentially dilutive shares since their effect is anti‑dilutive.

As at September 30, 2015, there were a total of 83,411,674 (June 30, 2015: 98,983,917) potentially dilutive stock options and common share purchase warrants outstanding.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2015 and 2014
(Expressed in US Dollars)

14.          Segmented Reporting
The Company operates one operating segment, which is the exploration and development of mineral properties.  The Company's President and Chief Executive Officer and Chief Financial Officer are the operating decision‑makers and direct the allocation of resources to geographic segments.  No revenue has been generated by these properties.

The following is segmented information by geographic region:

For the period ended September 30, 2015	Madagascar	Canada	Total
Mineral exploration expense	$137,229	$39,730	$176,959

For the period ended September 30, 2014	Madagascar	Canada	Total
Mineral exploration expense	$581,104	$1,122,022	$1,703,126

As of September 30, 2015	Madagascar	Canada	Total
Cash & equivalents	$21,459	$715,502	$736,961

As of June 30, 2015	Madagascar	Canada	Total
Cash & equivalents	$65,299	$713,819	$779,118

15.          Contingency Provision

During fiscal 2014 the Company issued 17,889,215 flow-through shares requiring the Company to spend $3,812,642 on qualified Canadian Exploration Expenditures ("CEE") on or before December 31, 2014 and renounced an equal amount of CEE expenditures in favor of the flow-through share subscribers as per the provisions of the Income Tax Act (Canada) for flow-through shares.  This included an indemnification to the subscribers in the event of a shortfall in contractual expenditures.

As at December 31, 2014, the Company had unfulfilled CEE obligations of $393,904.  As the Company did not fulfill the expenditure obligation, during the year ended June 30, 2015 the company recorded a contingent provision of $39,391 related to Part XII.6 tax and related penalties and interest on the unfulfilled commitments and a contingent provision of $137,866 for the shareholder indemnification for taxes and penalties related to the unspent portion of the commitment.

16.          Subsequent Events
On October 7, 2015 the Company closed a private placement offering (the "Offering") of 14,200,000 units (the "Units") at a price of CAD$0.05 per unit, representing aggregate gross proceeds of approximately $544,925  (CAD$710,000).  Each Unit consisted of one common share of the Company and one half of one common share purchase warrant (each whole common share purchase warrant, a "Warrant"). Each Warrant entitles the holder to purchase one common share at a price of US$0.07 per common share until October 6, 2017. Included in subscriptions received in advance is $440,673 from subscriptions received prior to September 30, 2015.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month period ended September 30, 2015 and 2014
(Expressed in US Dollars)

As used in this quarterly report, "we", "us", "our", "Energizer Resources", "Energizer", "Company" or "our company" refers to Energizer Resources Inc. and all of its subsidiaries.  The term NSR stands for Net Smelter Royalty.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our financial statements included herein.  Further, this quarterly report on Form 10-Q should be read in conjunction with our Financial Statements and Notes to Financial Statements included in our fiscal 2015 Annual Report on Form 10-K for the year ended June 30, 2015, filed with the Securities and Exchange Commission on September 30, 2015.  Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K.  In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Our financial statements have been prepared in accordance with United States generally accepted accounting principles. We urge you to read this report in conjunction with the risk factors described herein.

Management's Discussion and Analysis may contain various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company has adopted the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

BACKGROUND – COMPANY OVERVIEW

Our company is a State of Minnesota, United States of America incorporated entity.  Our fiscal year end is June 30. Our principal business is the acquisition and exploration of mineral resources.  During fiscal 2008, we incorporated Energizer Resources (Mauritius) Ltd., a Mauritius subsidiary and Energizer Resources Madagascar Sarl, a Madagascar subsidiary.  During fiscal 2009, we incorporated THB Venture Ltd., a Mauritius subsidiary to hold the interest in Energizer Resources Minerals Sarl, a Madagascar subsidiary.  During fiscal 2012, we incorporated Madagascar‑ERG Joint Venture (Mauritius) Ltd., a Mauritius subsidiary and ERG (Madagascar) Sarl, a Madagascar subsidiary.  ERG (Madagascar) Sarl is 100% owned by Madagascar‑ERG Joint Venture (Mauritius) Ltd. which is now 100% owned by Energizer Resources (Mauritius) Ltd.  ERG (Madagascar) Sarl holds the Molo Graphite Property.  During fiscal 2014, we incorporated 2391938 Ontario Inc., an Ontario, Canada subsidiary.

We have not had any bankruptcy, receivership or similar proceeding since incorporation. Except as described below, there have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

On December 16, 2014, our authorized capital was increased from an aggregate of four hundred fifty million (450,000,000) shares to six hundred fifty million (650,000,000) shares, par value of $0.001 per share, of which 640,000,000 will be deemed common shares and the remaining 10,000,000 will be deemed eligible to be divisible into classes, series and types as designated by our Board of Directors.

Summary of Our Business

We are an exploration stage company engaged in the preparation of a commercially minable graphite deposit in the African country of Madagascar.  We have an additional exploration stage interest in properties located in Madagascar, and in Canada in the Province of Québec.

Our executive offices are currently located at 520–141 Adelaide Street West, Toronto, Ontario, Canada M5H 3L5. Our telephone number is (416) 364-4911.  We maintain a website at www.energizerresources.com (which website is expressly not incorporated by reference into this filing).  These offices are leased on a month-to-month basis, and our monthly rental payments are currently approximately $7,500 per month (approximately  $10,000CAD).

Further details regarding each of our Madagascar properties, although not incorporated by reference, including the comprehensive geological report prepared in accordance Canada's National Instrument 43-101 - Standards of Disclosure for Mineral Properties ("NI 43-101") on our Molo Graphite Property and separately our technical report on our Green Giant Property in Madagascar can be found on our Company's website: www.energizerresources.com (which website is expressly not incorporated by reference into this filing) or in our Company's Canadian regulatory filings on www.sedar.com (which website and content is expressly not incorporated by reference into this filing).

Cautionary Note

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing and profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to: (1) our ability to raise additional funding; (2) the market price for graphite, vanadium, gold and uranium; (3) the results of our exploration programs and metallurgy analysis on our mineral properties;  (4) the political instability and environmental regulations that may adversely impact costs and operations in in Madagascar; and (5) our ability to find joint venture and/or off-take partners for the development of our property interests.

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

Summary of Quarterly Milestones and Future Plans

In the coming months our company plans to pursue negotiations in respect of potential off-take agreements with graphite end users and continue to seek project financing alternatives (debt and equity).  Discussions in respect of these matters have been ongoing for the past 18 months and are planned to continue during the coming months although no assurances can be provided regarding the results of these discussions.  The Company is continuing to review optimization strategies in hopes of reducing both the capital and operating costs relating to the Molo Graphite Property.

RESULTS OF OPERATIONS

We have had no operating revenues from inception on March 1, 2004 to the period ended September 30, 2015. Our activities have been financed from the proceeds of securities subscriptions.

The following are explanations for the material fluctuations/disparities during the period ended September 30, 2015 when compared to the period ended September 30, 2014:

•	Mineral exploration costs totalled $176,959 (September 30, 2014: $1,703,126), which represents a decrease of $1,526,167 as our company shifts from exploration to development of our Molo project. A total of $137,229 was spent on our Molo project in Madagascar and a total of $39,730 was spent on our Sagar project in Quebec.
•	Professional fees totalled $188,717 (September 30, 2014: $231,897) which is a decrease of $43,180.
•	General and administrative costs are primarily as a result of operating our Toronto office, certain administrative costs in Madagascar, travel, investor relations and fees associated with our TSX listing. General and administrative costs totalled $90,838 (September 30, 2014: $247,035), which represents a decrease of $156,197.
•	Stock-based compensation was nil (September 30, 2014: $404,160).
•	Depreciation was $23,599 (September 30, 2014: $11,369).
•	Foreign currency translation loss position was $103,318 (September 30, 2014: $49,530). This item arises due to the fluctuations in foreign currency exchange rates at the time that transactions occur in a currency other than our functional currency of US dollars and due to the revaluation of balance sheet items from foreign currencies into US dollars as of the date of the balance sheet, namely September 30, 2015.
•	The change in the warrant derivative liability was a gain of $633,506 (September 30, 2014: loss of $501,395). This item arises since certain outstanding common share purchase warrants are considered derivative instruments as they were issued in Canadian dollars, a currency other than the Company's functional currency of the US dollar. The estimated fair value of warrants accounted for as liabilities was determined on as of September 30, 2015 and are marked to market at each financial reporting period. The change in fair value of the warrant liability is recorded in the consolidated statements of operations and comprehensive loss as a gain or loss and estimated using a Binomial model.

Liquidity, Capital Resources and Foreign Currencies

As at September 30, 2015, we had cash on hand of $736,961 and total working capital of $214,388 excluding the subscription receipts received in advance and the non-cash warrant liability.

We hold a significant portion of its cash reserves in Canadian dollars to satisfy our non-exploration expenditures, which are mainly incurred in Canadian dollars.  Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in translation gains or losses in US dollar terms.  If there was to be a significant decline in the Canadian dollar against the US dollar, the US dollar value of that Canadian dollar cash position presented on our balance sheet would also significantly decline.  If the US dollar significantly declines relative to the Canadian dollar, our quoted US dollar cash position would also significantly decline.  Such foreign exchange declines could cause us to experience losses.  In addition to paying expenses in Canadian dollars, we also pay certain expenses in South African Rand, Madagascar Ariary and Euros.  Therefore, we are subject to risks relating to movements in those currencies.

There are no assurances that we will be able to achieve further sales of common shares or any other form of additional financing.  If we are unable to achieve the financing necessary to continue the plan of operations, then we will not be able to continue our exploration and our venture will fail.

Capital Financings

We have funded our business to date from sales of our securities.  Below are our net proceeds from the last two years:

•	For the year ended June 30, 2014, we raised net proceeds of $9,559,926 through the issuance of 90,523,283 common shares and 39,312,130 common share purchase warrants.
•	For the year ended June 30, 2015, we raised net proceeds of $6,663,148 through the issuance of 40,757,067 common shares and 22,626,569 common share purchase warrants.

In addition, subsequent to the quarter ended September 30, 2015, we closed the following private placement:

On October 7, 2015, we closed our non-brokered private placement offering of 14,200,000 units (the "Units") at a price of $0.05CAD per Unit, representing gross proceeds of $710,000CAD. Insiders subscribed for a total of $50,000CAD as part of this Offering. Each Unit is comprised of one (1) common share and one-half (0.5) of one (1) common share purchase warrant (a "Warrant"), each Warrant entitling the holder thereof to acquire one (1) additional common share at a price of US$0.07 per share until October 6, 2017.

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

ITEM 4. - CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2015. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, our disclosure controls and procedures were effective as of September 30, 2015.

Changes In Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 1A. – RISK FACTORS

Not required under Regulation S-K for "smaller reporting companies" we hereby disclose the following:

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below and elsewhere within this document.  If any of the risks described below, or elsewhere in this report on Form 10-K, or our Company's other filings with the Securities and Exchange Commission (the "SEC"), were to occur, our financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline.   You should carefully review the risk factors noted below together with all of the additional risk factors and other information contained in our Annual Report on Form 10-K for the year ended June 30, 2015, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended.

SHOULD ANY OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS OF OUR BUSINESS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

Our primary exploration efforts are in the African country of Madagascar, where a new government has been in place since early 2014.
Any adverse developments to the political situation in Madagascar could have a material effect on the Company's business, results of operations and financial condition. Democratic elections in Madagascar occurred toward the end of 2013 as planned by the elections calendar jointly established between the UN and the Elections Commission. To date, the Company has not experienced any disruptions or been placed under any constraints in our exploration efforts due to the political situation in Madagascar. Depending on future actions taken by the newly elected government, or any future government, the Company's business operations could be impacted.
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
The Company is actively monitoring the political climate in Madagascar and continues to hold meetings with representatives of the government and the Ministry attached to the Presidency in charge of Mining. The transformation or amendment of exploration and research mining permits within the country continues to be suspended, including the transfer and status of the Molo Graphite Project permit. Additionally, this permit expired in 2011 and has not been renewed despite our efforts to do so. The Company has continued to pay taxes and administrative fees in Madagascar with respect to our mining permits including the permit relating to the Molo Graphite Project (although such permit is not in the Company's name). These payments have been acknowledged and accepted by the Madagascar government. Further, in order to advance the Molo Graphite Project, the current permit will need to be converted into an exploration permit in the name of the Company or one of its subsidiaries. The Company cannot provide any assurance as to the timing of the receipt of the required permits.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC.  Our SEC filings are available to the public over the Internet at the SEC website at http://www.sec.gov.  The public may also read and copy any document we file with the SEC at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  We maintain a website at http://www.energizerresources.com, (which website is expressly not incorporated by reference into this filing).  Information contained on our website is not part of this report on Form 10-Q.

ITEM 6. – EXHIBITS

Exhibit Number & Description

3.1	Articles of Incorporation of Uranium Star Corp. (now known as Energizer Resources Inc.) (Incorporated by reference to Exhibit 3.1 to the registrant's current report on Form 8-K as filed with the SEC on May 20, 2008)
3.2	Articles of Amendment to Articles of Incorporation of Uranium Star Corp. changing its name to Energizer Resources Inc. (Incorporated by reference to Exhibit 3.1 to the registrant's current report on Form 8-K filed with the SEC on July 16, 2010)
3.3	Amended and Restated By-Laws of Energizer Resources Inc. (Incorporated by reference to Exhibit 3.2 to the registrant's current report on Form 8-K as filed with the SEC on July 16, 2010)
3.4	Amendment to the By-Laws of Energizer Resources Inc. (Incorporated by reference to the registrant's current report on Form 8-K as filed with the SEC on October 16, 2013)
4.1	Amended and Restated 2006 Stock Option Plan of Energizer Resources, Inc. (as of February 2009) (Incorporated by reference to Exhibit 4.1 to the registrant's Form S-8 registration statement as filed with the SEC on February 19, 2010)
4.2	Form of broker Subscription Agreement for Units (Canadian and Offshore Subscribers) (Incorporated by reference to Exhibit 4.1 to the registrant's current report on Form 8-K as filed with the SEC on March 19, 2010)
4.3	Form of standard Subscription Agreement for Units (Canadian and Offshore Subscribers) (Incorporated by reference to Exhibit 4.2 to the registrant's current report on Form 8-K as filed with the SEC on March 19, 2010)
4.4	Form of Warrant to Purchase common shares (Incorporated by reference to Exhibit 4.3 to the registrant's current report on Form 8-K as filed with the SEC on March 19, 2010)
4.5	Form of Class A broker warrant to Purchase common shares (Incorporated by reference to Exhibit 4.4 to the registrant's current report on Form 8-K as filed with the SEC on March 19, 2010)
4.6	Form of Class B broker warrant to Purchase common shares (Incorporated by reference to Exhibit 4.5 to the registrant's current report on Form 8-K as filed with the SEC on March 19, 2010)
4.7	Agency Agreement, dated March 15, 2010, between Energizer Resources, Clarus Securities Inc. and Byron Securities Limited (Incorporated by reference to Exhibit 4.6 to the registrant's current report on Form 8-K filed with the SEC on March 19, 2010)
4.8	Form of Warrant relating to private placement completed during November 2012.
4.9	Agency Agreement relating to private placement completed during November 2012.
4.10.	Amended and Restated Stock Option Plan of Energizer Resources, Inc. (Incorporated by reference to the registrant's current report on Form 8-K as filed with the SEC on October 16, 2013)
10.1	Property Agreement effective May 14, 2004 between Thornton J. Donaldson and Thornton J. Donaldson, Trustee for Yukon Resources Corp. (Incorporated by reference to Exhibit 10.1 to the registrant's Form SB-2 registration statement as filed with the SEC on September 14, 2004)
10.2	Letter of Intent dated March 10, 2006 with Apofas Ltd. (Incorporated by reference to Exhibit 99.1 to the registrant's current report on Form 8-K as filed with the SEC on March 13, 2006)
10.3	Letter agreement effective May 12, 2006 between Yukon Resources Corp. and Virginia Mines Inc. (Incorporated by reference to Exhibit 99.1 to the registrant's current report on Form 8-K filed as with the SEC on May 9, 2006)
10.4	Joint Venture Agreement dated August 22, 2007 between Uranium Star Corp. & Madagascar Minerals and Resources Sarl (Incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K as filed with SEC on September 11, 2007)
10.5	Share Purchase Agreement between Madagascar Minerals and Resources Sarl and THB Venture Limited (a subsidiary of Energizer Resources Inc.) dated July 9, 2009 (Incorporated by reference to Exhibit 10.5 to the registrant's Form 10-K/A as filed on April 8, 2013)
10.6	Joint Venture Agreement between Malagasy Minerals Limited and Energizer Resources Inc. dated December 14, 2011 (Incorporated by reference to Exhibit 10.6 to the registrant's Form 10-K/A as filed on April 8, 2013).
10.7	Agreement to Purchase Interest In Claims between Honey Badger Exploration Inc. and Energizer Resources Inc. dated February 28, 2014.(Incorporated by reference to Exhibit 10.7 to the registrant's Form 10-Q as filed on May 14, 2014).
10.8	Sale and Purchase Agreement between Malagasy Minerals Limited and Energizer Resources Inc. dated April 16, 2014 (Incorporated by reference to Exhibit 10.8 to the registrant's Form 10-Q as filed on May 14, 2014).
10.9	ERG Project Minerals Rights Agreement between Malagasy Minerals Limited and Energizer Resources Inc. dated April 16, 2014 (Incorporated by reference to Exhibit 10.9 to the registrant's Form 10-Q as filed on May 14, 2014).
10.10  Green Giant Project Joint Venture Agreement  between Malagasy Minerals Limited and Energizer Resources Inc. dated April 16, 2014 (Incorporated by reference to Exhibit 10.9 to the registrant's Form 10-Q as filed on May 14, 2014).
21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the registrant's annual report on Form 10-K filed with the SEC on September 21, 2009)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herein)
31.2	Certification of Principal Financial & Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herein)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herein)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herein)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGIZER RESOURCES INC.

Dated: November 17, 2015

 By:            /s/ Craig Scherba
Name:  Craig Scherba
Title:  Chief Executive Officer and Director

Dated: November 17, 2015

By:            /s/ Marc Johnson
Name:  Marc Johnson
Title:  Chief Financial Officer (Principal Accounting Officer)