Form 10-Q/A
period 2015-09-30
Energizer Resources, Inc.
filed 2015-11-17
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No  [x]
Transitional Small Business Disclosure Format Yes [ ] No [x]
As of November 13, 2015, there were 344,135,668 shares of the Registrant's common stock issued and outstanding.

EXPLANATORY NOTE
This 10-Q is being amended specifically to modify a non-material Scribner's error in the Certifications. No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not, unless noted by date, reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

ITEM 6. – EXHIBITS

Exhibit Number & Description

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