Form 10-Q
period 2015-12-31
Energizer Resources, Inc.
filed 2016-02-12
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ]   No [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large accelerated filer [  ]                                                                      Accelerated Filer [  ]
Non-accelerated filer [  ]                                                                      Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No  [ x ]

Transitional Small Business Disclosure Format Yes [   ]   No [ x ]
As of February 12, 2016, there were 350,573,568 shares of the Registrant's common stock issued and outstanding.

Energizer Resources Inc.
PART 1

FINANCIAL INFORMATION
As used in these footnotes, "we", "us", "our", "Energizer Resources", "Energizer", "Company" or "our company" refers to Energizer Resources Inc. and all of its subsidiaries.

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General
The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2015.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended December 31, 2015 are not necessarily indicative of the results that can be expected for the year ending June 30, 2016.

All references to "dollars", "$" or "US$" are to United States dollars and all references to "CAD$" are to Canadian dollars.  United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

ENERGIZER RESOURCES INC.
(An Exploration Stage Company)

Unaudited Condensed Consolidated Interim Financial Statements

For the six months period ended December 31, 2015

(Expressed in US Dollars)

Energizer Resources Inc.
Condensed Consolidated Interim Balance Sheets
(Expressed in US Dollars)

	December 31, 2015 (Unaudited)	June 30, 2015
Assets
Current Assets:
Cash and cash equivalents	$184,651	$779,118
Marketable securities (note 4)	4,566	7,615
Accounts receivable	62,298	49,484
Prepaid expenses	3,611	16,032
Loan to related party (note 5)	-	76,450
Total current assets	255,126	928,699

Equipment (note 6)	43,913	78,513

Total assets	$299,039	$1,007,212

Liabilities and Stockholders' Deficiency
Liabilities
Current Liabilities:
Accounts payable (note 5)	$272,822	$95,580
Accrued liabilities	24,931	283,952
Contingency provision (note 14)	171,458	190,087
Warrant liability (note 11)	331,741	844,851

Total liabilities	800,952	1,414,470

Stockholders' Deficiency
Common stock	344,136	309,385
650,000,000 shares authorized, $0.001 par value, 344,135,668 issued and outstanding (June 30, 2015: 309,384,670) (note 9)
Additional paid‑in capital (note 9)	92,410,185	91,614,714
Accumulated comprehensive loss	(7,372)	(4,323)
Accumulated deficit	(93,248,862)	(92,327,034)

Total stockholders' deficiency	(501,913)	(407,258)

Total liabilities and stockholders' deficiency	$299,039	$1,007,212

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Nature of Operations and Going Concern (note 1)

Mineral Properties (note 7)

Subsequent Event (note 15)

Energizer Resources Inc.
Unaudited Condensed Consolidated Interim Statements of Operations and
Comprehensive Loss
(Expressed in US Dollars)

	Six months ended December 31,		Three months ended December 31,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-
Expenses
Mineral exploration expense (notes 5, 7 and 13)	360,656	3,233,878	183,697	1,607,502
Professional and consulting fees (note 5)	395,680	472,052	206,963	240,155
Stock‑based compensation (notes 5)	331,491	404,160	331,491	-
General and administrative (note 5)	219,892	500,664	129,034	268,472
Depreciation (note 6)	34,600	26,909	11,001	15,540
Foreign currency translation loss (gain)	93,180	3,827	(10,138)	33,137

Total expenses	1,435,499	4,641,490	852,048	2,164,806
Net Loss From Operations	(1,435,499)	(4,641,490)	(852,048)	(2,164,806)
Other Income (Expenses)
Investment income	561	6,472	280	2,497
Reduction of flow-through premium liability (note 8)	-	37,145	-	8,724
Gain on sale of marketable securities	-	12,278	-	12,278
Change in value of warrant liability (note 11)	513,110	489,119	(120,396)	990,514

Net Loss	$(921,828)	$(4,096,476)	$(972,164)	$(1,150,793)
Unrealized loss from marketable securities	(3,049)	(5,816)	(4,225)	(5,816)
Realized loss from marketable securities	-	(12,278)	-	(12,278)

Comprehensive Loss	$(924,877)	$(4,114,570)	$(976,389)	$(1,168,887)
Loss per share – basic and diluted	$(0.003)	$(0.014)	$(0.003)	$(0.004)
Weighted average shares outstanding (note 12)	333,137,168	286,991,806	343,189,001	303,538,222

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
Unaudited Condensed Consolidated Interim Statements of Cash Flows
(Expressed in US Dollars)

	Six months ended December 31, 2015	Six months ended December 31, 2014
Operating Activities
Net loss	$(921,828)	$(4,096,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,600	26,909
Change in value of warrant liability	(513,110)	(489,119)
Stock‑based compensation	331,491	404,160
Gain on sale of marketable securities	-	(12,278)
Reduction of flow-through premium liability	-	(37,145)

Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	(393)	191,559
Accounts payable and accrued liabilities	(81,779)	(969,721)
Contingency provision	(18,629)	-
Net cash used in operating activities	(1,169,648)	(4,982,111)

Investing Activities
Loan to related party	76,450	6,749
Proceeds from sale of marketable securities	-	54,726
Net cash provided by investing activities	76,450	61,475

Financing Activities
Proceeds from issuance of common stock, net of issue costs	498,731	4,956,775
Exercise of warrants	-	72,049
Net cash provided by financing activities	498,731	5,028,824

Cash and Cash Equivalents
Net (decrease) increase in cash and cash equivalents	(594,467)	108,188
Cash and cash equivalents ‑ beginning of period	779,118	1,250,383
Cash and cash equivalents ‑ end of period	$184,651	$1,358,571

Supplemental Disclosures:
Interest Received	$559	$6,472

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
Consolidated Statement of Stockholder's Equity
(Expressed in US Dollars)

	Shares #	Common Stock $	Additional Paid-In Capital $	Accumulated Comprehensive Income (Loss) $	Accumulated Deficit $	Total $
Balance ‑ June 30, 2014	268,627,603	268,627	84,265,060	8,771	(86,254,224)	(1,711,766)

Private placement of common shares subscribed
Cost of issue of private placement of common shares subscribed
Private placement of special warrants subscribed
Cost of issue of private placement of special warrants subscribed
Issuance of common stock for mineral property
Stock‑based compensation
Issuance of shares to exercise warrants
Realized loss on marketable securities
Accumulated comprehensive loss
Net loss for the period
	39,185,714 - - - 1,000,000 - 571,353 - - -	39,186 - - - 1,000 - 572 - - -	5,348,814 (440,923) 2,019,947 (375,927) 99,000 627,264 71,479 - - -	- - - - - - - (12,278) (816) -	- - - - - - - - - (6,072,810)	5,388,000 (440,923) 2,019,947 (375,927) 100,000 627,264 72,051 (12,278) (816) (6,072,810)
Balance ‑ June 30, 2015	309,384,670	309,385	91,614,714	(4,323)	(92,327,034)	(407,258)

Private placement of common shares
Private placement cost of issue
Conversion of Special Warrants into common shares
Stock‑based compensation
Issuance of shares to exercise warrants
Unrealized loss on marketable securities
Net loss for the period

	14,200,000 - 20,550,998 - - - -	14,200 - 20,551 - - -	516,473 (31,942) (20,551) 331,491 - - -	- - - - - (3,049) -	- - - - - - (921,828)	530,673 (31,942) - 331,491 - (3,049) (921,828)
Balance ‑ December 31, 2015	344,135,668	344,136	92,410,185	(7,372)	(93,248,862)	(501,913)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month periods ended December 31, 2015 and 2014
(Expressed in US Dollars)

1.            Nature of Operations and Going Concern

Energizer Resources Inc. (the "Company") is incorporated in the State of Minnesota, USA and has a fiscal year end of June 30. The Company's principal business is the acquisition, exploration and development of mineral resources.  The Company has yet to generate revenue from mining operations or pay dividends and is unlikely to do so in the immediate or foreseeable future.

During fiscal 2008, the Company incorporated Energizer Resources (Mauritius) Ltd. ("ERMAU"), a Mauritius subsidiary, and Energizer Resources Madagascar Sarl. ("MAD"), a Madagascar subsidiary of ERMAU.  During fiscal 2009, the Company incorporated THB Ventures Ltd. ("THB"), a Mauritius subsidiary of ERMAU, and Energizer Resources Minerals Sarl. ("MIN"), a Madagascar subsidiary of THB, which holds the 100% ownership interest of the Green Giant Property in Madagascar (see note 7).  During fiscal 2012, the Company incorporated Madagascar‑ERG Joint Venture (Mauritius) Ltd. ("ERJVM"), a Mauritius subsidiary of ERMAU, and ERG (Madagascar) Sarl. ("MAU"), a Madagascar subsidiary of ERJVM, which holds the Malagasy Joint Venture Ground  (see note 7).  During fiscal 2014, the Company incorporated 2391938 Ontario Inc., an Ontario, Canada subsidiary.

As of December 31, 2015, the Company had accumulated losses of $93,248,862 (June 30, 2015: $92,327,034) and as such, there is substantial doubt regarding the Company's ability to continue as a going concern.  These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing to continue operations, the Company's ability to attract joint venture partners and off‑take contracts and the attainment of profitable operations.  These unaudited condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates
The preparation of these unaudited condensed consolidated interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these unaudited condensed consolidated interim financial statements and the reported amounts of revenues and expenses during the period.  On an ongoing basis, management evaluates its judgments and estimates in relation to assets, liabilities, revenue and expenses. Management uses past experience and other factors as the basis for its judgments and estimates.  Actual results may differ from those estimates.   The impacts of estimates are pervasive throughout these unaudited condensed consolidated interim financial statements and may require accounting adjustments based on future occurrences.  Revisions to accounting estimates are recognized in the period in which the estimate is revised and the revision affects current and future periods.  Areas where significant estimates and assumptions are used include: the binomial valuation of the warrant liability, the Black‑Scholes valuation of warrants and stock options, the valuation recorded for future income taxes and the assumption that the Company will receive title to the properties after the Madagascar political situation stabilizes.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month periods ended December 31, 2015 and 2014
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

4.          Marketable Securities

Marketable securities consist of available‑for‑sale securities over which the Company does not have significant influence or control.  As of December 31, 2015, $4,566 was invested in public companies (June 30, 2015: $7,615).

5.          Related Party Transactions and Balances

The Company had related party transactions during the period.  Parties are related if one party has the direct or indirect ability to control or exercise significant influence over the other party in making operating and financial decisions.  Parties are also related if they are subject to common control or common significant influence.  Related parties include corporate entities, members of the Board of Directors and certain key management as well as companies controlled by these individuals.

A transaction is considered to be a related party transaction when there is a transfer of economic resources or financial obligations between related parties. Related party transactions that are in the normal course of business and have commercial substance are measured at the fair value. The following related party transactions occurred during the period ended December 31, 2015:
a)	The Company incurred $44,400 in general and administrative costs (December 31, 2014: $52,200) from a public company related by common management, Red Pine Exploration Inc. (TSX.V: "RPX"). The accounts payable balance for G&A due to related parties was $73,316 at the end of the period (June 30, 2015: $24,048).
b)	The Company incurred $268,519 in mineral exploration, management and consulting fees paid or accrued directly to directors and officers or companies under their control (December 31, 2014: $327,862). The accounts payable balance for these expenditures was $nil at the end of the period (June 30, 2015: $nil).
c)	The Company incurred $nil in charges from a mining and engineering firm for which one of the Company's Director services as a senior officer and director (December 31, 2014: $1,704,809), which is included in mineral exploration expenses.
d)	The Company granted 7,900,000 stock options to directors and officers of the Company (December 31, 2014: 2,700,000). These stock options were valued at $308,092 using the Black-Scholes option pricing model (December 31, 2014: $227,340), which is included in stock-based compensation.
e)	The Company received a principal repayment of $76,450 (December 31, 2014: $nil) during the period from MacDonald Mines Exploration Ltd. (TSXV: BMK), a company related by way of common management, for an outstanding loan.
f)	The accounts payable balance for a severance commitment due to a former Chief Executive Officer of the Company was $nil at the end of the period (December 31, 2014: $129,010).

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month periods ended December 31, 2015 and 2014
(Expressed in US Dollars)

6.            Equipment

	Cost	Accumulated Depreciation	Net Book Value December 31, 2015	Net Book Value June 30, 2015
Exploration equipment	$195,561	$151,648	$43,913	$78,513

For the six month period ended December 31, 2015, the depreciation expense totaled $34,600 (December 31, 2014: $26,909).

7.          Mineral Properties

Molo Graphite Property, Southern Madagascar Region, Madagascar

On December 14, 2011 the Company entered into a Definitive Joint Venture Agreement ("JVA") with Malagasy Minerals Limited ("Malagasy"), a public company listed on the Australian Stock Exchange, to acquire a 75% interest in a property package for the exploration and development of industrial minerals, including graphite, vanadium and 25 other minerals.  The land position consists of 2,119 permits covering 827.7 square kilometers and is mostly adjacent towards the south and east with the Company's 100% owned Green Giant Property.  Pursuant to the JVA, the Company paid $2,261,690 and issued 7,500,000 common shares that were valued at $1,350,000.

On April 16, 2014, the Company signed a Sale and Purchase Agreement and a Mineral Rights Agreement (together "the Agreements") with Malagasy to acquire the remaining 25% interest.  Pursuant to the Agreements, the Company paid $364,480 (CAD$400,000), issued 2,500,000 common shares subject to a 12 month voluntary vesting period that were valued at $325,000 and issued 3,500,000 common share purchase warrants, which were valued at $320,950 using Black‑Scholes, with an exercise price of $0.14 and an expiry date of April 15, 2019.  On May 20, 2015 and upon completion of a bankable feasibility study ("BFS") for the Molo Graphite Property, the Company paid $546,000 (CAD$700,000) and issued 1,000,000 common shares, which were valued at $100,000.

Malagasy retains a 1.5% net smelter return royalty ("NSR") on the property. A further cash payment of approximately $720,900 (CAD$1,000,000) will be due within five days of the commencement of commercial production.

The Company also acquired a 100% interest in the industrial mineral rights additional claim blocks covering 10,811 hectares adjoining the east side of the Molo Graphite Property.

Green Giant Property, Southern Madagascar Region, Madagascar

In 2007, the Company entered into a joint venture agreement with Madagascar Minerals and Resources Sarl ("MMR") to acquire a 75% interest in the Green Giant Property.  Pursuant to the agreement, the Company paid $765,000 in cash, issued 2,500,000 common shares and issued 1,000,000 common share purchase warrants, which have now expired.

On July 9, 2009, the Company acquired the remaining 25% interest by paying $100,000.  MMR retains a 2% NSR. The first 1% can be acquired at the Company's option by paying $500,000 in cash or common shares and the second 1% can be acquired at the Company's option by paying $1,000,000 in cash or common shares.

On April 16, 2014, the Company signed a Joint Venture Agreement with Malagasy, whereby Malagasy acquired a 75% interest in non‑industrial minerals on the Company's 100% owned Green Giant Property. On May 21, 2015, Malagasy terminated the Joint Venture Agreement, which as a result, the Company reverted to its original 100% interest in all minerals on the property.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month periods ended December 31, 2015 and 2014
(Expressed in US Dollars)

7.          Mineral Properties (continued)

Sagar Property, Labrador Trough Region, Quebec, Canada

In 2006, the Company purchased from Virginia Mines Inc. ("Virginia") a 100% interest in 382 claims located in northern Quebec, Canada.  Virginia retains a 2% net smelter return royalty ("NSR") on certain claims within the property.  Other unrelated parties also retain a 1% NSR and a 0.5% NSR on certain claims within the property, of which half of the 1% NSR can be acquired by the Company by paying $200,000 and half of the 0.5% NSR can be acquired by the Company by paying $100,000.

On February 28, 2014, the Company signed an agreement to sell a 35% interest in the Sagar property to Honey Badger Exploration Inc. ("Honey Badger"), a public company that is a related party through common management.  The terms of the agreement were subsequently amended on July 31, 2014 and again on May 8, 2015.  To earn the 35% interest, Honey Badger was required to complete a payment of $36,045 (CAD$50,000) by December 31, 2015, incur exploration expenditures of $360,450 (CAD$500,000) by December 31, 2016 and issue 20,000,000 common shares to the Company by December 31, 2015.  Honey Badger did not complete the earn-in requirements by December 31, 2015.

8.          Deferred Premium on Flow-Through Shares

The premium received by the Company for issuing flow-through shares, which are priced in excess of the market value of its common shares, is initially recognized as a financial liability.  The flow-through premium liability is subsequently reduced on a pro‑rata basis as eligible CEEs are incurred.

9.          Common Stock and Additional Paid‑in Capital

The authorized share capital of the Company is 650,000,000 shares with a $0.001 par value, of which 640,000,000 will be deemed as common shares.   As of December 31, 2015, the Company had 344,135,668 common shares issued and outstanding (June 30, 2015:  309,384,670).

The Company issued the following common shares during the period ended December 31, 2015:

(a)	On July 31, 2015, a total of 20,550,998 special common share purchase warrants with no exercise price were converted into one common share and one half one common share purchase warrants with an exercise price of $0.14 and an expiry date of May 4, 2018 (see also note 11). As a result, a total of 20,550,998 common shares and 10,275,499 common share purchase warrants were issued.
(b)	On October 7, 2015, the Company closed a private placement offering (the "Offering") of 14,200,000 units (the "Units") at a price of $0.04 (CAD$0.05) per unit, representing aggregate gross proceeds of $530,673 (CAD$710,000). Each Unit consisted of one common share of the Company and one half of one common share purchase warrant (each whole common share purchase warrant, a "Warrant"). Each Warrant entitles the holder to purchase one common share at a price of $0.07 per common share until October 6, 2017.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month periods ended December 31, 2015 and 2014
(Expressed in US Dollars)

10.          Stock Options

The Company's stock option plan is restricted to a maximum of 43,000,000 stock options.  As of December 31, 2015 there were 41,965,000 stock options outstanding with a weighted average expiration of 2.78 years.  All the stock outstanding options vested on their grant date.

Grant Date	Expiration Date	Exercise Price	Number of Stock Options
July 1, 2011	July 1, 2016	$0.30	3,300,000
July 13, 2012	July 13, 2016	$0.29	1,650,000
October 24, 2011	October 24, 2016	$0.20	1,640,000
December 1, 2011	December 1, 2016	$0.21	1,785,000
March 7, 2012	March 4, 2017	$0.28	4,900,000
May 23, 2012	May 23, 2017	$0.23	180,000
February 27, 2013	February 27, 2018	$0.21	4,900,000
July 9, 2013	July 9, 2018	$0.11	1,080,000
September 19, 2013	July 19, 2018	$0.15	675,000
October 9, 2013	October 9, 2018	$0.13	250,000
January 10, 2014	January 10, 2019	$0.18	4,400,000
July 3, 2014	July 3, 2019	$0.15	4,275,000
February 26, 2015	February 26, 2020	$0.20	4,430,000
December 22, 2015	December 22, 2020	$0.06	8,500,000
Total Outstanding			41,965,000

The following is a continuity schedule of the Company's outstanding stock options from prior periods:

	Weighted-Average Exercise Price ($)	Number of Stock Options
Outstanding as of June 30, 2014	0.23	28,470,000
Issued	0.17	9,280,000
Cancelled	0.21	(2,385,000)

Outstanding as of June 30, 2015	0.22	35,365,000
Issued	0.06	8,500,000
Cancelled	0.23	(1,900,000)

Outstanding as of December 31, 2015	0.18	41,965,000

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month periods ended December 31, 2015 and 2014
(Expressed in US Dollars)

11.          Warrants

The following is the continuity schedule of the Company's common share purchase warrants from prior periods:

	Weighted-Average Exercise Price ($)		Number of Warrants
Outstanding as of June 30, 2014	0.16	*	42,555,729
Issued	0.01		22,626,569
Exercised	0.11	*	(571,353)
Expired	0.19	*	(992,028)

Outstanding as of June 30, 2015	0.10	*	63,618,917
Issued	0.11		17,375,499
Exercised	-		(20,550,998)
Expired	0.11	*	(4,846,744)

Outstanding as of December 31, 2015	0.13	*	55,596,674

* Amount represents the converted USD exercise price

As of December 31, 2015, there were 55,596,674 common share purchase warrants outstanding with a weighted average expiration of 1.50 years.

Expiration Date	Notes	Exercise Price	Number of Warrants
September 26, 2016		$0.14	1,928,571
November 15, 2016	(a)	$0.18	2,903,571
December 30, 2016		$0.12	147,000
January 14, 2017	(b)	$0.13	29,152,033
January 31, 2017	(b)	$0.13	590,000
October 6, 2017		$0.07	7,100,000
May 4, 2018		$0.14	10,275,499
April 15, 2019		$0.14	3,500,000
Total Outstanding			55,596,674

(a)	On December 24, 2013, the Company re‑priced and extended the term of the common share purchase warrants from an original expiry date of November 15, 2015 with an exercise price of $0.23 to November 15, 2016 with an exercise price of $0.18.

(b)	These warrants were issued at a $0.18 CAD exercise price and represent the warrant liability.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month periods ended December 31, 2015 and 2014
(Expressed in US Dollars)

11.          Warrants

The warrants expiring in January 2017 were issued in a currency other than the Company's functional currency and therefore, in accordance with ASC 815 Derivatives and Hedging, are considered a derivative instrument and recorded on the balance sheet as a warrant liability. The fair value of the warrant liability was estimated on the date of issue and is re-measured at each reporting period using a binomial model until expiration or exercise of the underlying warrants. The fair value of the warrant liability was estimated using the following model inputs:

	Period Ended December 31, 2015	Year Ended June 30, 2015

Exercise price	$0.13	$0.14
Risk free rate	0.48%	1.53%
Expected volatility	100.4%	93.7%
Expected dividend yield	Nil	Nil
Expected life (in years)	1.04	1.48
Beginning balance, derivative warrant liability	$844,851	$1,830,151
Gain on change in fair value of derivative warrant liability	(513,110)	(985,300)
Ending balance, derivative warrant liability	$331,741	$844,851

12.          Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common shares outstanding during the reporting period.  Diluted loss per share and the weighted average number of shares of common stock excludes all potentially dilutive shares since their effect is anti‑dilutive.

As of December 31, 2015, there was a total of 97,561,674 potentially dilutive warrants and options outstanding (June 30, 2015: 98,983,917).

13.          Segmented Reporting
The Company operates one operating segment, which is the acquisition, exploration and development of mineral resources.  The Company's President and Chief Executive Officer and Chief Financial Officer are the operating decision‑makers and direct the allocation of resources to its geographic segments.  No revenue has been generated by any of its mineral resource properties.  All of the remaining assets are held in Canada.
The following is the segmented information by geographic region:
Period ended December 31, 2015	Madagascar	Canada	Total
Mineral exploration expense	$311,754	$48,902	$360,656
Cash and equivalents	$61,512	$123,139	184,651
Period ended December 31, 2014	Madagascar	Canada	Total
Mineral exploration expense	$1,666,360	$1,567,518	$3,233,878

Period ended June 30, 2015	Madagascar	Canada	Total
Cash and equivalents	$65,299	$713,819	$779,118

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month periods ended December 31, 2015 and 2014
(Expressed in US Dollars)

14.          Provision and Contingency

During fiscal 2014, the Company issued 17,889,215 flow-through shares to eligible Canadian taxpayer subscribers with contractual commitments for the Company to incur $3,812,642 in eligible Canadian Exploration Expenditures ("CEEs") by December 31, 2014 as per the provision of the Income Tax Act of Canada. The CEEs were renounced as a tax credit to the flow-through share subscribers on December 31, 2013. As at December 31, 2014, the Company had unfulfilled CEE obligations of $393,904.  As the Company did not fulfill the contractual CEE obligations, the Company recorded a contingent provision of $38,121 during the year ended June 30, 2015 for the Part XII.6 tax, related penalties and interest on the unfulfilled commitments and a contingent provision of $133,337 for the indemnification to subscribers for taxes and penalties related to the renunciation shortfall.

The Company was named, jointly and severally with other Corporations that are related parties due to common management, in a Statement of Claim filed December 15, 2015 by the former Chief Financial Officer for damages for wrongful dismissal.  The Company believes the claim is without merit and intends to defend itself vigorously.   The timing and outcome of this litigation is uncertain and cannot be estimated at this time.

15.          Subsequent Events
On February 4, 2016, the Company closed a private placement offering (the "Offering") of 6,437,900 units (the "Units") at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $328,977 (CAD$450,653). Each Unit consisted of one common share of the Company and one common share purchase warrant (a "Warrant"). Each Warrant entitles the holder to purchase one common share at a price of $0.11 per common share until February 4, 2018.
Each of the issuances above were effected in reliance upon the exemption provided by Regulation S under the Securities Act of 1933, as amended, for a transaction not involving a public offering. We completed the offering of the shares pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the securities was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person. The securities contain a legend restricting the sale of such securities in accordance with the Securities Act.

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

Our financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP). We urge you to read this report in conjunction with the risk factors described herein.

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

Cautionary Note

Based on the nature of our business, we anticipate incurring operating losses for the foreseeable future. We base this expectation, in part, on the fact that very few mineral properties in the exploration stage are ultimately developed into producing and profitable mines. Our future financial results are uncertain due to a number of factors, some of which are outside the Company's control. These factors include, but are not limited to: (1) our ability to raise additional funding; (2) the market price for graphite, vanadium, gold and/or uranium; (3) the results of the exploration programs and metallurgical analysis of our mineral properties;  (4) the political instability and/or environmental regulations that may adversely impact costs and ability to operate in Madagascar; and (5) our ability to find joint venture and/or off-take partners in order to advance the development of our mineral properties.

Any future equity financing will cause existing shareholders to experience dilution of their ownership interest in the Company. In the event the Company is not successful in raising additional financing, we anticipate the Company will not be able to proceed with its business plan. In such a case, the Company may decide to discontinue or modify its current business plan and seek other business opportunities in the resource sector.

During this period, the Company will need to maintain periodic filings with the appropriate regulatory authorities and will incur legal, accounting, administrative and listing costs. In the event no other such opportunities are available and the Company cannot raise additional capital to sustain operations, the Company may be forced to discontinue the business. The Company does not have any specific alternative business opportunities under consideration and have not planned for any such contingency.

Due to the lack of operating history and present inability to generate revenues, the Company auditors have stated their opinion in the notes to our audited financial statements in the annual report on Form 10-K and the Company has included in Note 1 of this quarterly report that there currently exists doubt as to the Company's ability to continue as a going concern.

BACKGROUND – COMPANY OVERVIEW

Energizer Resources Inc. (the "Company" or "we") is incorporated in the State of Minnesota, USA and has a fiscal year end of June 30. The Company's principal business is the acquisition, exploration and development of mineral resources.  The Company has not generated operating revenues or paid dividends since inception on March 1, 2004 to the period ended December 31, 2015 and is unlikely to do so in the immediate or foreseeable future.  Our business activities have been entirely financed from the proceeds of securities subscriptions.

During fiscal 2008, the Company incorporated Energizer Resources (Mauritius) Ltd. ("ERMAU"), a Mauritius subsidiary, and Energizer Resources Madagascar Sarl. ("MAD"), a Madagascar subsidiary of ERMAU.  During fiscal 2009, the Company incorporated THB Ventures Ltd. ("THB"), a Mauritius subsidiary of ERMAU, and Energizer Resources Minerals Sarl. ("MIN"), a Madagascar subsidiary of THB, which holds the 100% ownership interest of the Green Giant Property in Madagascar (see note 7).  During fiscal 2012, the Company incorporated Madagascar‑ERG Joint Venture (Mauritius) Ltd. ("ERJVM"), a Mauritius subsidiary of ERMAU, and ERG (Madagascar) Sarl. ("MAU"), a Madagascar subsidiary of ERJVM, which holds the Malagasy Joint Venture Ground  (see note 7).  During fiscal 2014, the Company incorporated 2391938 Ontario Inc., an Ontario, Canada subsidiary

On December 16, 2014, our  authorized capital was increased from an aggregate of four hundred fifty million (450,000,000) shares to six hundred fifty million (650,000,000) shares, par value of $0.001 per share, of which 640,000,000 will be deemed common shares and the remaining 10,000,000 will be deemed eligible to be divisible into classes, series and types as designated by our Board of Directors.

The Company has not had any bankruptcy, receivership or similar proceeding since incorporation. Except as described below, there have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

Summary of Our Business

The Company is an exploration stage company primarily engaged in the advancement of a commercially minable graphite deposit situated in the African country of Madagascar.  The Company has additional exploration stage properties situated in Madagascar and in the Province of Québec, Canada.

The Company executive offices are situated at 520–141 Adelaide Street West, Toronto, Ontario, Canada, M5H 3L5 and the primary telephone number is (416) 364-7024.  The Company website is www.energizerresources.com (which website is expressly not incorporated by reference into this filing).

Further details regarding each of the Company's Madagascar properties, although not incorporated by reference, including the comprehensive geological report prepared in accordance Canada's National Instrument 43-101 - Standards of Disclosure for Mineral Properties ("NI 43-101") for the Molo Graphite Property and separately the technical report on the Green Giant Property in Madagascar can be found on the Company's website at www.energizerresources.com (which website is expressly not incorporated by reference into this filing) or in the Company's Canadian regulatory filings at www.sedar.com (which website and content is expressly not incorporated by reference into this filing).

Summary of Quarterly Milestones and Future Plans

In the coming months, the Company plans to pursue negotiations in respect of potential off-take agreements with graphite end users and intermediaries with the intention of securing project financing alternatives, which may include debt, equity and derivative instruments.  Discussions in respect of these matters have been ongoing for the past 18 months and are expected to continue during the coming months with no assurances as to the conclusion and results of these discussions. The Company continues to assess optimization strategies with the intention of reducing the capital and operating costs relating to the Molo Graphite Property with no assurances as to the conclusion and results of these assessments.

RESULTS OF OPERATIONS

The following are explanations of the material changes for the six month period ended December 31, 2015 when compared to the six month period ended December 31, 2014:

	Six Months Ended December 31,		Increase
	2015	2014	(Decrease)

Revenues	$-	$-	$-
Expenses
Mineral exploration expense	360,656	3,233,878	(2,873,222)
Professional and consulting fees	395,680	472,052	(76,372)
Stock‑based compensation	331,491	404,160	(72,669)
General and administrative	219,892	500,664	(280,772)
Depreciation	34,600	26,909	7,691
Foreign currency translation loss	93,180	3,827	89,353

Total expenses	1,435,499	4,641,490	(3,205,991)
Net Loss From Operations	(1,435,499)	(4,641,490)	3,205,991
Other Income (Expenses)
Investment income	561	6,472	(5,911)
Reduction of flow-through premium liability		37,145	(37,145)
Gain on sale of marketable securities		12,278	(12,278)
Change in value of warrant liability	513,110	489,119	23,991

Net Loss	(921,828)	(4,096,476)	3,174,648
Unrealized loss from marketable securities	(3,049)	(5,816)	2,767
Realized gain from marketable securities		(12,278)	12,278

Comprehensive Loss	(924,879)	(4,114,570)	3,189,693

•	Mineral exploration costs decreased as the company shifts from exploration stage to the development of the Molo graphite project situated in Madagascar.
•	Professional fees, stock-based compensation and the general and administrative costs decreased as a result of a reduction of employees and consultants as compared to the previous period.
•	Foreign currency translation differences arise from the change in foreign currency exchange rates between the initial measurement of foreign currency transactions (in a currency other than the US dollar functional currency) and subsequent remeasurements.
•	Warrants expiring in January 2017 were issued in a currency other than the Company's functional currency. In accordance with ASC 815 Derivatives and Hedging, the fair value of the warrants was estimated using a binomial model and was recorded as a derivative liability. The liability must be subsequently remeasured at the end of each financial reporting period until expiration or exercise of the underlying warrants.

Liquidity, Capital Resources and Foreign Currencies

The following are explanations of the material changes to the working capital position as of December 31, 2015 when compared to June 30, 2015:

	December 31,	June 30,	Increase
	2015	2015	(Decrease)

Cash & Equivalents	184,651	779,118	(594,467)
Total Current Assets	255,126	928,699	(673,573)
Total Current Liabilities	(800,952)	(1,414,470)	613,518
Working Capital Position	(545,826)	(485,771)	(60,055)

In managing liquidity, the Company's primary objective is to ensure the entity can continue as a going concern while raising additional funding to meet its obligations as they come due. The Company's operations to date have been funded by issuing equity.  The Company expects to improve the working capital position by securing additional financing.

The Company holds a significant portion of its cash reserves in Canadian dollars to satisfy non-exploration expenditures such as professional and consulting fees and general and administrative costs, which are mainly incurred in Canadian dollars.  Due to foreign exchange rate fluctuations, the remeasurement of the value of Canadian dollar reserves into US dollars results in foreign currency translation gains or losses.  If there was to be a significant decline in the Canadian dollar against the US dollar, the value of that Canadian dollar cash reserves, as presented on the balance sheet, could significantly decline causing significant foreign currency translation losses. In addition, certain of the Corporations ongoing expenditures are in South African Rand, Madagascar Ariary and Euros requiring the Company to occasionally hold reserves of these foreign currencies with a similar risk of foreign exchange currency translation losses.

Capital Financings

The Company have funded our business to date from sales of our securities.  The Company will require additional funding throughout the remainder of fiscal 2016 to advance our projects, which will likely be in the form of equity financing from the issuance of additional common shares.  However, the Company cannot provide investors with any assurance that the Company will be able to raise sufficient funding from the sale of common shares.

Net proceeds during the past two years:

•	For the year ended June 30, 2014, we raised net proceeds of $9,559,926 through the issuance of 90,523,283 common shares and 39,312,130 common share purchase warrants.
•	For the year ended June 30, 2015, we raised net proceeds of $6,663,148 through the issuance of 40,757,067 common shares and 22,626,569 common share purchase warrants.
•	On October 7, 2015, we closed a non-brokered private placement offering of 14,200,000 units (the "Units") at a price of $0.04 (CAD$0.05) per Unit, representing gross proceeds of $530,673 (CAD$710,000). Insiders subscribed for a total of $50,000CAD as part of this Offering. Each Unit is comprised of one (1) common share and one-half (0.5) of one (1) common share purchase warrant (a "Warrant"), each Warrant entitling the holder thereof to acquire one (1) additional common share at a price of $0.07 per share until October 6, 2017.

Net proceeds subsequent to the end of the reporting period:

•	On February 4, 2016, the Company closed a private placement offering (the "Offering") of 6,437,900 units (the "Units") at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $328,977 (CAD$450,653). Each Unit consisted of one common share of the Company and one common share purchase warrant (a "Warrant"). Each Warrant entitles the holder to purchase one common share at a price of $0.11 per common share until February 4, 2018.

Off-balance sheet arrangements

The Company does not have off-balance sheet arrangements including any arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4. - CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2015. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our chief executive officer and our chief financial officer concluded that, our disclosure controls and procedures were effective as of December 31, 2015.

Changes In Internal Control Over Financial Reporting

On October 23, 2015 the Company appointed Marc Johnson as Chief Financial Officer, replacing the former Chief Financial Officer.

There were no changes in the Company's internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

The Company was named, jointly and severally with other Corporations that are related parties due to common management, in a Statement of Claim filed December 15, 2015 by the former Chief Financial Officer for damages for wrongful dismissal.  The Company believes the claim is without merit and intends to defend itself vigorously.   The timing and outcome of this litigation is uncertain and cannot be estimated at this time.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. – RISK FACTORS

Not required under Regulation S-K for "smaller reporting companies".  We hereby disclose the following:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 7, 2015, we closed a non-brokered private placement offering of 14,200,000 units (the "Units") at a price of $0.04 (CAD$0.05) per Unit, representing gross proceeds of $530,673 (CAD$710,000). Insiders subscribed for a total of $50,000CAD as part of this Offering. Each Unit is comprised of one (1) common share and one-half (0.5) of one (1) common share purchase warrant (a "Warrant"), each Warrant entitling the holder thereof to acquire one (1) additional common share at a price of $0.07 per share until October 6, 2017.
Each of the issuances above were effected in reliance upon the exemption provided by Regulation S under the Securities Act of 1933, as amended, for a transaction not involving a public offering. We completed the offering of the shares pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the securities was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person. The securities contain a legend restricting the sale of such securities in accordance with the Securities Act.

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

Dated: February 12, 2016

 By:            /s/ Craig Scherba
Name:  Craig Scherba
Title:  Chief Executive Officer and Director

Dated: February 12, 2016

By:            /s/ Marc Johnson
Name:  Marc Johnson
Title:  Chief Financial Officer (Principal Accounting Officer)