Form 10-Q
period 2016-03-31
Energizer Resources, Inc.
filed 2016-05-12
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 12, 2016, there were 350,573,568 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes ☐    No   [X]

Energizer Resources Inc.
PART 1
FINANCIAL INFORMATION
As used in these footnotes, "we", "us", "our", "Energizer Resources", "Energizer", "Company" or "our company" refers to Energizer Resources Inc. and all of its subsidiaries.

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General
The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2015.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended March 31, 2016 are not necessarily indicative of the results that can be expected for the year ending June 30, 2016.

All references to "dollars", "$" or "US$" are to United States dollars and all references to "CAD$" are to Canadian dollars.  United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

ENERGIZER RESOURCES INC.
(An Exploration Stage Company)

Unaudited Condensed Consolidated Interim Financial Statements

For the nine month period ended March 31, 2016

(Expressed in US Dollars)

Energizer Resources Inc.
Condensed Consolidated Interim Balance Sheets
(Expressed in US Dollars)

	March 31, 2016 (Unaudited)	June 30, 2015
Assets
Current Assets:
Cash and cash equivalents	$245,553	$779,118
Marketable securities (note 4)	-	7,615
Accounts receivable	32,707	49,484
Prepaid expenses	-	16,032
Loan to related party (note 7)	-	76,450
Total current assets	278,260	928,699

Equipment (note 5)	32,912	78,513

Total assets	$311,172	$1,007,212

Liabilities and Stockholders' Deficiency
Liabilities
Current Liabilities:
Accounts payable (note 7)	$88,342	$95,580
Accrued liabilities	19,938	283,952
Short-term loan (note 9)	115,500	-
Contingency provision (note 16)	182,812	190,087
Subscriptions received in advance (note 17)	149,983	-
Warrant liability (note 13)	331,091	844,851

Total liabilities	$887,666	$1,414,470

Stockholders' Deficiency
Common stock	350,574	309,385
650,000,000 shares authorized, $0.001 par value, 350,573,568 issued and outstanding (June 30, 2015: 309,384,670) (note 10)
Additional paid‑in capital (note 10)	92,732,724	91,614,714
Accumulated comprehensive loss	-	(4,323)
Accumulated deficit	(93,659,792)	(92,327,034)

Total stockholders' deficiency	(576,494)	(407,258)

Total liabilities and stockholders' deficiency	$311,172	$1,007,212

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Nature of Operations and Going Concern (note 1)

Mineral Properties (note 6)

Subsequent Event (note 17)

Energizer Resources Inc.
Unaudited Condensed Consolidated Interim Statements of Operations and
Comprehensive Loss
(Expressed in US Dollars)

	Nine months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-
Expenses
Mineral exploration expense (notes 6, 7 and 15)	601,411	4,540,898	240,755	1,307,020
Professional and consulting fees (note 7)	549,108	688,393	153,428	216,341
General and administrative (note 7)	231,992	631,655	12,100	130,991
Stock‑based compensation (notes 7)	331,491	627,264	-	233,104
Depreciation (note 5)	45,601	40,994	11,001	14,085
Foreign currency translation loss (gain)	79,425	(123,900)	(13,756)	(127,727)

Total expenses	1,839,028	6,405,304	403,528	1,773,814
Net Loss From Operations	(1,839,028)	(6,405,304)	(403,528)	(1,773,814)
Other Income (Expenses)
Investment income	578	8,282	17	1,810
Reduction of flow-through premium liability (note 8)	-	37,145	-	-
(Loss) gain on sale of marketable securities	(8,068)	12,278	(8,068)	-
Change in value of warrant liability (note 13)	513,760	358,573	650	(107,260)

Net Loss	$(1,332,758)	$(5,989,026)	$(410,929)	$(1,879,264)
Unrealized (loss) gain from marketable securities	(3,745)	(184)	(696)	6,000
Realized gain (loss) from marketable securities in net loss	8,068	(12,278)	8,068	-

Comprehensive Loss	$(1,328,435)	$(6,001,120)	$(403,557)	$(1,873,264)
Loss per share – basic and diluted	$(0.004)	$(0.020)	$(0.001)	$(0.006)
Weighted average shares outstanding (note 14)	338,162,447	294,044,398	348,213,005	308,384,670

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
Unaudited Condensed Consolidated Interim Statements of Cash Flows
(Expressed in US Dollars)

	Nine months ended March 31, 2016	Nine months ended March 31, 2015
Operating Activities
Net loss	$(1,332,758)	$(5,989,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	45,601	40,994
Change in value of warrant liability	(513,760)	(358,573)
Stock‑based compensation	331,491	627,264
Loss on sale of marketable securities	8,068	(12,278)
Reduction of flow-through premium liability	-	(37,145)

Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	32,809	330,754
Accounts payable and accrued liabilities	(271,251)	(232,306)
Subscriptions received in advance	149,983	-
Contingency provision	(7,275)	-
Net cash used in operating activities	(1,557,092)	(5,630,316)

Investing Activities
Loan to related party	76,450	13,037
Proceeds from sale of marketable securities	3,869	54,726
Net cash provided by investing activities	80,319	67,763

Financing Activities
Proceeds from issuance of common stock, net of issue costs	827,708	4,957,408
Short-term loan	115,500	-
Exercise of warrants	-	72,049
Net cash provided by financing activities	943,208	5,029,457

Cash and Cash Equivalents
Net decrease in cash and cash equivalents	(533,565)	(533,096)
Cash and cash equivalents ‑ beginning of period	779,118	1,250,383
Cash and cash equivalents ‑ end of period	$245,553	$717,287

Supplemental Disclosures:
Interest Received	$559	$8,282

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
Consolidated Statement of Stockholder's Deficiency
(Expressed in US Dollars)

	Shares #	Common Stock $	Additional Paid-In Capital $	Accumulated Comprehensive Income (Loss) $	Accumulated Deficit $	Total $
Balance ‑ June 30, 2014	268,627,603	268,627	84,265,060	8,771	(86,254,224)	(1,711,766)

Private placement of common shares subscribed	39,185,714	39,186	5,348,814	-	-	5,388,000
Cost of issue of private placement of common shares subscribed	-	-	(440,923)	-	-	(440,923)
Private placement of special warrants subscribed	-	-	2,019,947	-	-	2,019,947
Cost of issue of private placement of special warrants subscribed	-	-	(375,927)	-	-	(375,927)
Issuance of common stock for mineral property	1,000,000	1,000	(99,000)	-	-	(100,000)
Stock‑based compensation	-	-	627,264	-	-	627,264
Issuance of shares to exercise warrants	571,353	572	71,479	-	-	72,050
Realized loss on marketable securities	-	-	-	(12,278)	-	(12,278)
Accumulated comprehensive loss	-	-	-	(816)	-	(816)
Net loss for the period	-	-	-	-	(6,072,810)	(6,072,810)

Balance ‑ June 30, 2015	309,384,670	309,385	91,614,714	(4,323)	(92,327,034)	(407,258)

Private placement of common shares subscribed	14,200,000	14,200	516,473	-	-	530,673
Cost of issue of private placement of common shares subscribed	-	-	(31,942)	-	-	(31,942)
Private placement of common shares subscribed	6,437,900	6,438	322,539	-	-	328,977
Conversion of Special Warrants into common shares	20,550,998	20,551	(20,551)	-	-	-
Stock‑based compensation	-	-	331,491	-	-	331,491
Loss on marketable securities	-	-	-	(3,745)	-	(3,745)
Reclassified loss to profit or loss	-	-	-	8,068	-	8,068
Net loss for the period	-	-	-	-	(1,332,758)	(1,332,758)

Balance ‑ March 31, 2016	350,573,568	350,574	92,732,724	-	(93,659,792)	(576,494)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month periods ended March 31, 2016 and 2015
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

During fiscal 2008, the Company incorporated Energizer Resources (Mauritius) Ltd. ("ERMAU"), a Mauritius subsidiary, and Energizer Resources Madagascar Sarl. ("ERMAD"), a Madagascar subsidiary of ERMAU.  During fiscal 2009, the Company incorporated THB Ventures Ltd. ("THB"), a Mauritius subsidiary of ERMAU, and Energizer Resources Minerals Sarl. ("ERMIN"), a Madagascar subsidiary of THB, which holds the 100% ownership interest of the Green Giant Property in Madagascar (see note 6).  During fiscal 2012, the Company incorporated Madagascar‑ERG Joint Venture (Mauritius) Ltd. ("ERGJVM"), a Mauritius subsidiary of ERMAU, and ERG (Madagascar) Sarl. ("ERGMAD"), a Madagascar subsidiary of ERGJVM, which holds the Malagasy Joint Venture Ground  (see note 6).  During fiscal 2014, the Company incorporated 2391938 Ontario Inc., an Ontario, Canada subsidiary.

As of March 31, 2016, the Company had accumulated losses of $93,659,792 (June 30, 2015: $92,327,034) and as such, there is substantial doubt regarding the Company's ability to continue as a going concern.  These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing to continue operations, the Company's ability to attract joint venture partners and off‑take contracts and the attainment of profitable operations.  These unaudited condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month periods ended March 31, 2016 and 2015
(Expressed in US Dollars)

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

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month periods ended March 31, 2016 and 2015
(Expressed in US Dollars)

3. Recent Accounting Pronouncements Potentially Affecting The Company

The following are recent FASB accounting pronouncements, which may have an impact on the Company's future consolidated financial statements.

•	"Presentation of Financial Statements Going Concern (ASC Topic 205‑40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014‑15") was issued during August 2014. FASB issued guidance on how to account for and disclose going concern risks. This guidance is effective for annual periods beginning after December 15, 2016.
•	"Leases" (ASU 2016-02) was issued during February 2016. This update will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual and interim periods beginning after December 15, 2018.
•	"Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09) was issued in March 2016. This amendment simplifies several aspects of the accounting for share-based payment award transactions, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.

The Company continues to evaluate the impact of ASU 2014‑15, ASU 2016-02 and ASU 2016-09 on its unaudited condensed consolidated interim financial statements.

4. Marketable Securities

Marketable securities consist of available‑for‑sale securities over which the Company does not have significant influence or control.

During the period, the Company disposed of marketable securities for gross proceeds of $3,869 (2014 - $54,726) and realized a loss on sale of marketable securities of $8,068 included in profit or loss. As at March 31, 2016, there was $nil invested in public companies (June 30, 2015: $7,615).

5. Equipment

	Cost	Accumulated Depreciation	Net Book Value March 31, 2016	Net Book Value June 30, 2015
Exploration equipment	$195,561	$162,649	32,912	$78,513

For the nine month period ended March 31, 2016, the depreciation expense totaled $45,601 (March 31, 2015: $40,994).

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month periods ended March 31, 2016 and 2015
(Expressed in US Dollars)

6. Mineral Properties

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

On February 28, 2014, the Company signed an agreement to sell a 35% interest in the Sagar property to Honey Badger Exploration Inc. ("Honey Badger"), a public company that is a related party through common management.  The terms of the agreement were subsequently amended on July 31, 2014 and again on May 8, 2015.  To earn the 35% interest, Honey Badger was required to complete a payment of $36,045 (CAD$50,000) by December 31, 2015, incur exploration expenditures of $360,450 (CAD$500,000) by December 31, 2016 and issue 20,000,000 common shares to the Company by December 31, 2015.  Honey Badger did not complete the earn-in requirements by December 31, 2015 resulting in the termination of the option agreement.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month periods ended March 31, 2016 and 2015
(Expressed in US Dollars)

7. Related Party Transactions and Balances

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

A transaction is considered to be a related party transaction when there is a transfer of economic resources or financial obligations between related parties. Related party transactions that are in the normal course of business and have commercial substance are measured at the fair value. The following related party transactions occurred during the period ended March 31, 2016:
a)
The Company incurred $68,293 in general and administrative costs (March 31, 2015: $74,200) from a public company related by common management, Red Pine Exploration Inc. (TSX.V: "RPX").   During the period the Company forgave the $68,293 in general and administrative costs as a result of a settlement agreement between the Companies. The accounts payable balance for general and administrative costs due to RPX was $nil as at March 31, 2016 (June 30, 2015: $24,048).

b)
The Company incurred $388,104 in mineral exploration, management and consulting fees paid or accrued directly to directors and officers or companies under their control (March 31, 2015: $478,534).  The accounts payable balance for these expenditures was $nil at the end of the period (June 30, 2015: $nil).

c)
The Company incurred $nil in charges from a mining and engineering firm for which one of the Company's Director services as a senior officer and director (March 31, 2015: $1,948,323), which is included in mineral exploration expenses.

d)
The Company granted 7,900,000 stock options to directors and officers of the Company (March 31, 2015: 6,680,000). These stock options were valued at $308,092 using the Black-Scholes option pricing model (March 31, 2015: $438,035), which is included in stock-based compensation.

e)
The Company received a principal repayment of $76,450 (March 31, 2015: $nil) during the period from MacDonald Mines Exploration Ltd. (TSXV: BMK), a company related by way of common management, for an outstanding loan.

f)	The accounts payable balance for a severance commitment due to a former Chief Executive Officer of the Company was $nil at the end of the period (June 31, 2015: $46,292).

8. Deferred Premium on Flow-Through Shares

The premium received by the Company for issuing flow-through shares, which are priced in excess of the market value of its common shares, is initially recognized as a financial liability.  The flow-through premium liability is subsequently reduced on a pro‑rata basis as eligible Canadian Exploration Expenditures ("CEEs") are incurred.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month periods ended March 31, 2016 and 2015
(Expressed in US Dollars)

9. Short-Term Loan

The short-term loan is a $115,500 (CAD$150,000) debenture that is secured against all assets of the Company that was received on March 30, 2016 and matures on June 29, 2016.  Interest and fees totaling $11,550 (CAD$15,000) are due at maturity.

10. Common Stock and Additional Paid‑in Capital

The authorized share capital of the Company is 650,000,000 shares with a $0.001 par value, of which 640,000,000 will be deemed as common shares.   As of March 31, 2016, the Company had 350,573,568 common shares issued and outstanding (June 30, 2015:  309,384,670).

The Company issued the following common shares during the period ended March 31, 2016:

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

(c)	On February 4, 2016, the Company closed a private placement offering (the "Offering") of 6,437,900 units (the "Units") at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $328,977 (CAD$450,653). Each Unit consisted of one common share of the Company and one common share purchase warrant (a "Warrant"). Each Warrant entitles the holder to purchase one common share at a price of $0.11 per common share until February 4, 2018.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month periods ended March 31, 2016 and 2015
(Expressed in US Dollars)

11. Stock Options

The Company's stock option plan is restricted to a maximum of 43,000,000 stock options.  As of March 31, 2016 there were 41,965,000 stock options outstanding with a weighted average expiration of 2.52 years.  All the stock outstanding options vested on their grant date.

Grant Date	Expiration Date	Exercise Price	Balance as of March 31, 2016
July 1, 2011	July 1, 2016	$0.30	3,300,000
July 13, 2012	July 13, 2016	$0.29	1,650,000
October 24, 2011	October 24, 2016	$0.20	1,640,000
December 1, 2011	December 1, 2016	$0.21	1,785,000
March 7, 2012	March 4, 2017	$0.28	4,900,000
May 23, 2012	May 23, 2017	$0.23	180,000
February 27, 2013	February 27, 2018	$0.21	4,900,000
July 9, 2013	July 9, 2018	$0.11	1,080,000
September 19, 2013	July 19, 2018	$0.15	675,000
October 9, 2013	October 9, 2018	$0.13	250,000
January 10, 2014	January 10, 2019	$0.18	4,400,000
July 3, 2014	July 3, 2019	$0.15	4,275,000
February 26, 2015	February 26, 2020	$0.20	4,430,000
December 22, 2015	December 22, 2020	$0.06	8,500,000
Total Outstanding			41,965,000

The following is a continuity schedule of the Company's outstanding stock options from prior periods:

	Weighted-Average Exercise Price ($)	Number of Stock Options
Outstanding as of June 30, 2014	0.23	28,470,000
Issued	0.17	9,280,000
Cancelled	0.21	(2,385,000)

Outstanding as of June 30, 2015	0.22	35,365,000
Issued	0.06	8,500,000
Cancelled	0.23	(1,900,000)

Outstanding as of March 31, 2016	0.18	41,965,000

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month periods ended March 31, 2016 and 2015
(Expressed in US Dollars)

12. Warrants

As of March 31, 2016, there were 62,034,574 common share purchase warrants outstanding with a weighted average expiration of 1.31 years.

Expiration Date	Notes	Exercise Price	Number of Warrants
September 26, 2016		$0.14	1,928,571
November 15, 2016	(a)	$0.18	2,903,571
December 30, 2016		$0.12	147,000
January 14, 2017	(b)	$0.14	29,152,033
January 31, 2017	(b)	$0.14	590,000
October 6, 2017		$0.07	7,100,000
May 4, 2018		$0.14	10,275,499
February 4, 2018	(c)	$0.11	6,437,900
April 15, 2019		$0.14	3,500,000
Total Outstanding			62,034,574

(a)	On December 24, 2013, the Company re‑priced and extended the term of the common share purchase warrants from an original expiry date of November 15, 2015 with an exercise price of $0.23 to November 15, 2016 with an exercise price of $0.18.

(b)	These warrants were issued at a $0.18 CAD exercise price and represent the warrant liability.

(c)	These warrants were issued on February 4, 2016 (see note 10).

The following is the continuity schedule of the Company's common share purchase warrants from prior periods:
	Weighted-Average Exercise Price ($)		Number of Warrants
Outstanding as of June 30, 2014	0.16	*	42,555,729
Issued	0.01		22,626,569
Exercised	0.11	*	(571,353)
Expired	0.19	*	(992,028)

Outstanding as of June 30, 2015	0.10	*	63,618,917
Issued	0.11		23,813,399
Exercised	-		(20,550,998)
Expired	0.11	*	(4,846,744)

Outstanding as of March 31, 2016	0.13	*	62,034,574

* Amount represents the converted USD exercise price

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month periods ended March 31, 2016 and 2015
(Expressed in US Dollars)

13. Warrant Derivative

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

	Period Ended March 31, 2016	Year Ended June 30, 2015

Exercise price	$0.13	$0.14
Risk free rate	0.48%	1.53%
Expected volatility	112%	93.7%
Expected dividend yield	Nil	Nil
Expected life (in years)	0.84	1.48
Beginning balance, derivative warrant liability	$ 844,851	$ 1,830,151
Gain on change in fair value of derivative warrant liability	(513,760)	(985,300)
Ending balance, derivative warrant liability	$ 331,091	$ 844,851

14. Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common shares outstanding during the reporting period.  Diluted loss per share and the weighted average number of shares of common stock excludes all potentially dilutive shares since their effect is anti‑dilutive.

As of March 31, 2016, there was a total of 103,999,574 potentially dilutive warrants and options outstanding (June 30, 2015: 98,983,917).

15. Segmented Reporting

The Company operates one operating segment, which is the acquisition, exploration and development of mineral resources.  No revenue has been generated by any mineral resource properties.  All of the remaining assets are held in Canada. The Company's President and Chief Executive Officer and Chief Financial Officer are the operating decision‑makers and direct the allocation of resources to its geographic segments.

The following is the segmented information by geographic region:

Mineral Exploration Expense	Madagascar $	Canada $	Total $
Nine month period ended March 31, 2016	548,515	52,896	601,411
Nine month period ended March 31, 2015	2,897,104	1,643,794	4,540,898

Cash and Equivalents	Madagascar $	Canada $	Total $
As of March 31, 2016	35,397	210,156	245,553
As of June 30, 2015	65,299	713,819	779,118

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the nine month periods ended March 31, 2016 and 2015
(Expressed in US Dollars)

16. Provision and Contingency

During fiscal 2014, the Company issued 17,889,215 flow-through shares to eligible Canadian taxpayer subscribers with contractual commitments for the Company to incur $3,812,642 in eligible Canadian Exploration Expenditures ("CEEs") by December 31, 2014 as per the provision of the Income Tax Act of Canada. The CEEs were renounced as a tax credit to the flow-through share subscribers on December 31, 2013.  As at December 31, 2014, the Company had unfulfilled CEE obligations of $393,904.  As the Company did not fulfill the contractual CEE obligations, the Company recorded a contingent provision of $38,121 during the year ended June 30, 2015 for the Part XII.6 taxes and related penalties and a contingent provision of $133,337 for the indemnification liability to subscribers for taxes and penalties related to the CEE renunciation shortfall.

The Company was named, jointly and severally with other Corporations, which are related parties due to common management, in a Statement of Claim filed December 15, 2015 by the former Chief Financial Officer for damages for wrongful dismissal.  The outcome is indeterminable at this time and as such no provision has been recorded for the contingency.

17. Subsequent Events
On April 11, 2016, the Company closed a private placement offering (the "Offering") of 3,207,857 units (the "Units") at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $172,638 (CAD$224,550). Each Unit consisted of one common share of the Company and one common share purchase warrant (a "Warrant"). Each Warrant entitles the holder to purchase one common share at a price of $0.11 per common share until April 11, 2018.

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

As at March 31, 2016, subscriptions received in advance of the closing totaled $149,983 and have been included in subscriptions received in advance on the unaudited condensed consolidated interim balance sheet.

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

BACKGROUND – COMPANY OVERVIEW

We are incorporated in the State of Minnesota, USA and have a fiscal year end of June 30. Our principal business is the acquisition, exploration and development of mineral resources.  We have not generated operating revenues or paid dividends since inception on March 1, 2004 to the period ended March 31, 2016 and we are unlikely to do so in the immediate or foreseeable future.  Our business activities have been entirely financed from the proceeds of securities subscriptions.

During fiscal 2008, we incorporated Energizer Resources (Mauritius) Ltd. ("ERMAU"), a Mauritius subsidiary, and Energizer Resources Madagascar Sarl. ("ERMAD"), a Madagascar subsidiary of ERMAU.  During fiscal 2009, the Company incorporated THB Ventures Ltd. ("THB"), a Mauritius subsidiary of ERMAU, and Energizer Resources Minerals Sarl. ("ERMIN"), a Madagascar subsidiary of THB, which holds the 100% ownership interest of the Green Giant Property in Madagascar (see note 7).  During fiscal 2012, the Company incorporated Madagascar‑ERG Joint Venture (Mauritius) Ltd. ("ERGJVM"), a Mauritius subsidiary of ERMAU, and ERG (Madagascar) Sarl. ("ERGMAD"), a Madagascar subsidiary of ERGJVM, which holds the Malagasy Joint Venture Ground.  During fiscal 2014, the Company incorporated 2391938 Ontario Inc., an Ontario, Canada subsidiary.

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

Summary of Our Business

We are an exploration stage company primarily engaged in the advancement of a commercially minable graphite deposit situated in the African country of Madagascar.  We have additional exploration stage properties situated in Madagascar and in the Province of Québec, Canada.

Our executive offices are situated at 520–141 Adelaide Street West, Toronto, Ontario, Canada, M5H 3L5 and the primary telephone number is (416) 364-7024.  Our website is www.energizerresources.com (which website is expressly not incorporated by reference into this filing).

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

Summary of Quarterly Milestones and Future Plans

We are pursuing negotiations in respect of potential off-take agreements with graphite end users and intermediaries with the intention of securing project financing alternatives, which may include debt, equity and derivative instruments.  Discussions in respect of these matters have been ongoing for the past 21 months and are expected to continue during the coming months with no assurances as to the conclusion and results of these discussions.

Our management continues to assess project optimization strategies with the intention of reducing the capital and operating costs relating to the Molo Graphite Property with no assurances as to the conclusion and results of these assessments.

RESULTS OF OPERATIONS

The following are explanations of the material changes for the nine month period ended March 31, 2016 compared to the nine month period ended March 31, 2015:

	Nine months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-
Expenses
Mineral exploration expense (notes 6, 7 and 15)	601,411	4,540,898	240,755	1,307,020
Professional and consulting fees (note 7)	549,108	688,393	153,428	216,341
General and administrative (note 7)	231,992	631,655	12,100	130,991
Stock‑based compensation (notes 7)	331,491	627,264	-	233,104
Depreciation (note 5)	45,601	40,994	11,001	14,085
Foreign currency translation loss (gain)	79,425	(123,900)	(13,756)	(127,727)

Total expenses	1,839,028	6,405,304	403,528	1,773,814
Net Loss From Operations	(1,839,028)	(6,405,304)	(403,528)	(1,773,814)
Other Income (Expenses)
Investment income	578	8,282	17	1,810
Reduction of flow-through premium liability (note 8)	-	37,145	-	-
(Loss) gain on sale of marketable securities	(8,068)	12,278	(8,068)	-
Change in value of warrant liability (note 13)	513,760	358,573	650	(107,260)

Net Loss	$(1,332,758)	$(5,989,026)	$(410,929)	$(1,879,264)
Unrealized (loss) gain from marketable securities	(3,745)	(184)	(696)	6,000
Realized gain (loss) from marketable securities in Net Loss	8,068	(12,278)	8,068	-

Comprehensive Loss	$(1,328,435)	$(6,001,120)	$(403,557)	$(1,873,264)
Loss per share – basic and diluted	$(0.004)	$(0.020)	$(0.001)	$(0.006)
Weighted average shares outstanding (note 14)	338,162,447	294,044,398	348,213,005	308,384,670

•	Mineral exploration costs decreased as the company shifts from exploration stage to the development of the Molo graphite project situated in Madagascar.
•	Professional fees, stock-based compensation and the general and administrative costs decreased as a result of a reduction of employees and consultants as compared to the previous period.
•	Foreign currency translation differences arise from the change in foreign currency exchange rates between the initial measurement of foreign currency transactions (in a currency other than the US dollar functional currency) and subsequent remeasurements.
•	Warrants expiring in January 2017 were issued in a currency other than our functional currency. In accordance with ASC 815 Derivatives and Hedging, the fair value of the warrants was estimated using a binomial model and was recorded as a derivative liability. The liability must be subsequently remeasured at the end of each financial reporting period until expiration or exercise of the underlying warrants.

Liquidity, Capital Resources and Foreign Currencies

The following are explanations of the material changes to the working capital position as of March 31, 2016 when compared to June 30, 2015:

	March 31,	June 30,	Increase
	2016	2015	(Decrease)

Cash & Equivalents	245,553	779,118	(533,565)

Total Current Assets	278,260	928,699	(650,439)
Total Current Liabilities	(887,666)	(1,414,470)	526,804
Working Capital Position	(609,406)	(485,771)	(123,635)

In managing liquidity, management's primary objective is to ensure the entity can continue as a going concern while raising additional funding to meet our obligations as they come due. Our operations to date have been funded by issuing equity.  Our company expects to improve the working capital position by securing additional financing.

We hold a significant portion of our cash reserves in Canadian dollars to satisfy non-exploration expenditures such as professional and consulting fees and general and administrative costs, which are mainly incurred in Canadian dollars.  Due to foreign exchange rate fluctuations, the remeasurement of the value of Canadian dollar reserves into US dollars results in foreign currency translation gains or losses.  If there was to be a significant decline in the Canadian dollar against the US dollar, the value of that Canadian dollar cash reserves, as presented on the balance sheet, could significantly decline causing significant foreign currency translation losses. In addition, certain of our ongoing expenditures are in South African Rand, Madagascar Ariary and Euros requiring us to occasionally hold reserves of these foreign currencies with a similar risk of foreign exchange currency translation losses.

Capital Financings

We have funded our business to date from sales of our securities.  We will require additional funding throughout the remainder of fiscal 2016 to advance our projects, which will likely be in the form of equity financing from the issuance of additional common shares.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common shares.

Net proceeds during the past two years:
•	For the year ended June 30, 2014, we raised net proceeds of $9,559,926 through the issuance of 90,523,283 common shares and 39,312,130 common share purchase warrants.
•	For the year ended June 30, 2015, we raised net proceeds of $6,663,148 through the issuance of 40,757,067 common shares and 22,626,569 common share purchase warrants.
•	On October 7, 2015, we closed a non-brokered private placement offering of 14,200,000 units (the "Units") at a price of $0.04 (CAD$0.05) per Unit, representing gross proceeds of $530,673 (CAD$710,000). Insiders subscribed for a total of $50,000CAD as part of this Offering. Each Unit is comprised of one (1) common share and one-half (0.5) of one (1) common share purchase warrant (a "Warrant"), each Warrant entitling the holder thereof to acquire one (1) additional common share at a price of $0.07 per share until October 6, 2017.
•	On February 4, 2016, the Company closed a private placement offering (the "Offering") of 6,437,900 units (the "Units") at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $328,977 (CAD$450,653). Each Unit consisted of one common share of the Company and one common share purchase warrant (a "Warrant"). Each Warrant entitles the holder to purchase one common share at a price of $0.11 per common share until February 4, 2018.

Net proceeds subsequent to the end of the reporting period:
•	On April 11, 2016, the Company closed a private placement offering (the "Offering") of 3,207,857 units (the "Units") at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $172,638 (CAD$224,550). Each Unit consisted of one common share of the Company and one common share purchase warrant (a "Warrant"). Each Warrant entitles the holder to purchase one common share at a price of $0.11 per common share until April 11, 2018.

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

ITEM 4. - CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2016. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our chief executive officer and our chief financial officer concluded that, our disclosure controls and procedures were effective as of March 31, 2016.

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

PART II – OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS
The Company was named, jointly and severally with other Corporations that are related parties due to common management, in a Statement of Claim filed in the Province of Ontario on December 15, 2015 by the former Chief Financial Officer for damages for wrongful dismissal.  The outcome is indeterminable at this time and as such no provision has been recorded for the contingency.

Except for the above, we are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

The newly elected President was inaugurated on January 25, 2014 and the lower house of Parliament took office in February 2014. A government reshuffle occurred in early 2015, with the naming of a new Prime Minister on January 14, 2015. Ministers composing the new government were named on January 25, 2015. On May 26, 2015, the Parliament voted to impeach the President on the grounds that he had violated the Constitution. The High Constitutional Court invalidated the claim, declaring the accusation unfounded. The President, the Government and the Parliament continue to operate as before, although a new Prime Minister and new government members were appointed by April 15, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•	On October 7, 2015, we closed a non-brokered private placement offering of 14,200,000 units (the "Units") at a price of $0.04 (CAD$0.05) per Unit, representing gross proceeds of $530,673 (CAD$710,000). Insiders subscribed for a total of $50,000CAD as part of this Offering. Each Unit is comprised of one (1) common share and one-half (0.5) of one (1) common share purchase warrant (a "Warrant"), each Warrant entitling the holder thereof to acquire one (1) additional common share at a price of $0.07 per share until October 6, 2017. The use of proceeds was the advancement of the Molo graphite project in Madagascar and working capital.
•	On February 4, 2016, the Company closed a private placement offering (the "Offering") of 6,437,900 units (the "Units") at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $328,977 (CAD$450,653). Each Unit consisted of one common share of the Company and one common share purchase warrant (a "Warrant"). Each Warrant entitles the holder to purchase one common share at a price of $0.11 per common share until February 4, 2018. The use of proceeds was the advancement of the Molo graphite project in Madagascar and working capital.
•	On April 11, 2016, the Company closed a private placement offering (the "Offering") of 3,207,857 units (the "Units") at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $172,638 (CAD$224,550). Each Unit consisted of one common share of the Company and one common share purchase warrant (a "Warrant"). Each Warrant entitles the holder to purchase one common share at a price of $0.11 per common share until April 11, 2018.

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

Dated: May 12, 2016

 By: /s/ Craig Scherba
      Name:  Craig Scherba
      Title:  Chief Executive Officer and Director

Dated: May 12, 2016

By: /s/ Marc Johnson
     Name:  Marc Johnson
     Title:  Chief Financial Officer (Principal Accounting Officer)