Form 10-K
period 2016-06-30
Energizer Resources, Inc.
filed 2016-09-28
CIK 1302084

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [ X ]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [  ]     No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K or any amendment to this Form 10-K. [ X ]

1

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
Yes  [  ]     No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal year was $16,230,310.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share (the "Common Stock"), as of September 28, 2016, was 460,995,711.

Documents Incorporated By Reference:  None

2

Energizer Resources Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our growth strategies, (b) anticipated trends in the mining industry, (c) currency fluctuations, (d) our ability to obtain and retain sufficient capital for future operations, and (e) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,”.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

ITEM 1. – BUSINESS

Cautionary Note

Based on the nature of our business, we anticipate incurring operating losses for the foreseeable future. We base this expectation, in part, on the fact that very few mineral properties in the exploration stage are ultimately developed into producing and profitable mines. Our future financial results are uncertain due to a number of factors, some of which are outside the Company’s control. These factors include, but are not limited to: (1) our ability to raise additional funding; (2) the market price for graphite and vanadium; (3) the results of the exploration programs and metallurgical analysis of our mineral properties;  (4) the political instability and/or environmental regulations that may adversely impact costs and ability to operate in Madagascar; and (5) our ability to find joint venture and/or off-take partners in order to advance the development of our mineral properties.

Any future equity financing will cause existing shareholders to experience dilution of their ownership interest in the Company. In the event the Company is not successful in raising additional financing, we anticipate the Company will not be able to proceed with its existing business plan. In such a case, the Company may decide to discontinue or modify its business plan and seek other business opportunities in the resource sector.

During this period, the Company will need to maintain periodic filings with the appropriate regulatory authorities and will incur legal, accounting, administrative and exchange listing costs. In the event no other such opportunities are available and the Company cannot raise additional funding to sustain operations, the Company may be forced to discontinue the business. The Company does not have any specific alternative business opportunities under consideration and has not planned for any such contingency.

Due to accumulated losses and present inability to generate revenues, the Company auditors have stated in their opinion in the footnotes to our audited financial statements in this annual report on Form 10-K and the Company has included in Note 1 of this financial statements that there currently exists doubt as to the Company’s ability to continue as a going concern.

BACKGROUND – COMPANY OVERVIEW

We are incorporated in the State of Minnesota, USA and have a fiscal year end of June 30.  We were originally incorporated in the State of Nevada on March 1, 2004 and reincorporated in the State of Minnesota on May 14, 2008.  Our principal business is the acquisition, exploration and development of mineral resources.  We have not generated operating revenues or paid dividends since inception on March 1, 2004 to the period ended June 30, 2016 and we are unlikely to do so in the immediate or foreseeable future.  Our business activities have been entirely financed from the proceeds of securities subscriptions.

During fiscal 2008, we incorporated Energizer Resources (Mauritius) Ltd. (“ERMAU”), a Mauritius subsidiary, and Energizer Resources Madagascar Sarl. (“ERMAD”), a Madagascar subsidiary of ERMAU.  During fiscal 2009, the Company incorporated THB Ventures Ltd. (“THB”), a Mauritius subsidiary of ERMAU, and Energizer Resources Minerals Sarl. (“ERMIN”), a Madagascar subsidiary of THB, which holds the 100% ownership interest of the Green Giant Property in Madagascar (see note 7).  During fiscal 2012, the Company incorporated Madagascar‑ERG Joint Venture (Mauritius) Ltd. (“ERGJVM”), a Mauritius subsidiary of ERMAU, and ERG (Madagascar) Sarl. (“ERGMAD”), a Madagascar subsidiary of ERGJVM, which holds the Malagasy Joint Venture Ground.  During fiscal 2014, the Company incorporated 2391938 Ontario Inc., an Ontario, Canada subsidiary.

On December 16, 2014, our  authorized capital was increased from an aggregate of four hundred fifty million (450,000,000) shares to six hundred fifty million (650,000,000) shares, with a par value of $0.001 per share, of which 640,000,000 will be deemed common shares and the remaining 10,000,000 will be deemed eligible to be divisible into classes, series and types with rights and preferences as designated by our Board of Directors.

We have not had any bankruptcy, receivership or similar proceeding since incorporation. Except as described below, there have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

Summary of Our Business

We are an exploration stage company primarily engaged in the advancement of the Molo Graphite Project, consisting of a commercially minable graphite deposit situated in the African country of Madagascar.  We have additional exploration stage properties situated in Madagascar and in the Province of Québec, Canada.

Our executive offices are situated at 520–141 Adelaide Street West, Toronto, Ontario, Canada, M5H 3L5 and the primary telephone number is (416) 364-7024.  Our website is www.energizerresources.com (which website is expressly not incorporated by reference into this filing).

Further details regarding each of our Madagascar properties, although not incorporated by reference, including the comprehensive geological report prepared in accordance Canada’s National Instrument 43-101 - Standards of Disclosure for Mineral Properties (“NI 43-101”) for the Molo Graphite Property and separately the technical report on the Green Giant Property in Madagascar can be found on the Company’s website at www.energizerresources.com (which website is expressly not incorporated by reference into this filing) or in the Company’s Canadian regulatory filings at www.sedar.com (which website and content is expressly not incorporated by reference into this filing).  We report mineral reserve estimates in accordance with the Securities and Exchange Commission’s Industry Guide 7 (“Guide 7”) under the Securities Act of 1933, as amended (the “U.S. Securities Act”).  As a reporting issuer in Canada with our primary trading market in Canada, we are also required to prepare reports on our mineral properties in accordance with NI 43-101.  The technical reports referenced in this document uses the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource”. These terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports filed with the Securities and Exchange Commission.  As a result, information in respect of our resources determined in accordance with NI 43-101 are not contained in this document.

Summary of Milestones

We are pursuing negotiations in respect of potential off-take agreements with graphite end-users and intermediaries with the intention of securing project financing alternatives, which may include debt, equity and derivative instruments. Discussions in respect of these matters have been ongoing for the past 24 months and are expected to continue during the coming months with no assurances as to the conclusion or results of these discussions.

In July 2016, we appointed UK-based HCF International Advisers Limited ("HCF") as advisor in negotiating and structuring strategic partnerships, off take agreements and debt financing for its Molo Graphite project.

In August 2016, we initiated a Front End Engineering Design Study (the “FEED Study”) for the Company's Molo graphite project in Madagascar.  The FEED Study is being undertaken in order to determine potential development path options that have been presented to the Company by prospective strategic partners.

Our management continues to assess project optimization strategies with the intention of reducing the capital and operating costs relating to the Molo Graphite Property with no assurances as to the conclusion and results of these assessments.

Future Plans

With the completion of the Molo Feasibility Study, potential financiers and strategic partners have been approached, and the Company is seeking funding for the development of the Molo Deposit into a mine. In parallel, the Company has initiated a FEED Study, which is anticipated to continue through to the end of October, 2016.

From the date of this annual report, and subject to availability of capital, our plan is to incur between $250,000 and $13,250,000 on further engineering, exploration, testing and permitting to advance the Molo Graphite Property and on the potential creation of a pilot plant, subject to the availability of capital and any other unforeseen delays, by June 30, 2017.  No assurances can be provided that we will achieve our objective by that date.

The following is a summary of the amounts budgeted to be incurred (presuming all $13,500,000 is required):

Front End Engineering Design (FEED) Study	$250,000
Detailed engineering study	$5,500,000
Bulk sampling program to secure off-take agreement	$4,000,000
Value engineering study	$2,500,000
Metallurgy	$500,000
Permitting fees	$750,000
Total	$13,500,000

The above amounts may be revised based on actual costs and the timing may be delayed based on several factors, including the availability of capital to fund the budget. We anticipate that the source of funds required to complete the budgeted items disclosed above will come from private placements in the capital markets, but there can be no assurance that financing will be available on terms favorable to the Company or at all.

Although no assurances can be provided, the FEED Study is currently ongoing and is anticipated to continue through to the end of October 2016.  This will be followed by a decision to pursue a bulk sample and/or the construction of a pilot plant.

Other Expenses

Management anticipates spending approximately $250,000 - $450,000 in ongoing general office and administration expenses and professional fees per quarter for the next twelve months.  Expenses will vary in direct proportion with the level of activity relating to future acquisitions and exploration programs.

Employees

As of the date of this annual report, we have 3 full-time employees and in addition, we engage several consultants to serve important managerial and non-managerial functions.

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

Mineral Properties

Cautionary Note Regarding Resource and Reserve Calculation – We report mineral reserve estimates in accordance with the Securities and Exchange Commission (the “SEC”) Industry Guide 7 (“Guide 7”) under the Securities Act of 1933, as amended (the “U.S. Securities Act”).  As a reporting issuer in Canada with our primary trading market in Canada, we are also required to prepare reports on our mineral properties in accordance with NI 43-101.  The technical reports referenced in this document uses the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource”. We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports filed with the SEC.  As a result, information in respect of our resources determined in accordance with NI 43-101 are not contained in this document.    We reference these reports in this document for informational purposes only and such reports are not incorporated herein by reference. Investors are cautioned not to assume that any part or all of mineral deposits in the above categories will ever be converted into Guide 7 compliant reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained” minerals in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in place tonnage and grade without reference to unit measures.  Canadian investors should review the Molo Graphite Project Feasibility Study (and the other technical reports filed by the Company,  with the securities regulators in Canada), including the mineral resource estimates (which are not permitted to be disclosed under Industry Guide 7) for further details regarding our material mineral properties.

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

The proven and probable reserve figures presented herein are estimates based on information available at the time of calculation. No assurance can be given that the indicated levels of recovery of minerals will be realized. Minerals  included in the proven and probable reserves are those contained prior to losses during metallurgical treatment. Reserve estimates may require revision based on actual production. Market fluctuations in the price of minerals, as well as increased production costs or reduced metallurgical recovery rates, could render certain proven and probable reserves containing lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves

Mr. Craig Scherba, President and CEO of the Company, is designated as the “qualified person” who reviewed and approved the technical disclosure contained in this document.

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

The following is the extracted summary section from the Feasibility Study prepared by Dr. John Hancox, PhD. Geology, Pri.Sc.Nat, Mr. Desmond Subramani, B.Sc. Honours Geology, Pri.Sc.Nat, Dave Thompson, B.Tech Mining, Pr.Cert.Eng, Oliver Peters, M.Sc. Mineral Processing, Pr.Eng, Doug Heher, B.Sc. Mechanical Engineering, Pr.Eng, and John Stanbury, B.Sc. Industrial Engineering, Pr.Eng, each of whom is a “qualified person” and “independent”, as such terms are defined in NI 43-101. The following summary does not purport to be a complete summary of the Molo Graphite Project and is subject to all the assumptions, qualifications and procedures set out in the Feasibility Study and is qualified in its entirety with reference to the full text of the Feasibility Study. It is advised that  this summary should be read in conjunction with the Feasibility Study (which is not incorporated by reference into this filing).

The summary includes an important modification from the original Feasibility Study, whereby the project’s economic indicators are now presented under two scenarios with equal prominence:  (i) using the historical three-year average graphite price (not included in the Feasibility Study), and (ii) using a projected and escalating graphite basket price (as per the Feasibility Study).

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

Figure 1: Project Location in Southern Madagascar

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

Figure 2: Site layout

Summary of financial results

Table 1A, 1B and 1C below summarizes the financial results of the Molo 2015 FS. Table 2 below summarizes key mine and process data.  These are based on a discounted flow analysis of the project using nominal cash flows, which include the effect of inflation.

Table 1A: Summary of Financial Results – Projected Escalating Basket Price

Category	Value
Average price / tonne of concentrate	US$1,867
Post-tax: NPV (10% Discount Cash Flow)(1)(2)	US$389,797,113
Post-tax: IRR (1)(2)	31.2%
Payback (2)	4.84 years

Table 1B: Economic Analysis of the Project – Historical Three-Year Average Price

Category	Value
Average price / tonne of concentrate	US$1,867
Post-tax: NPV (10% Discount Cash Flow)(1)(2)	25.6%
NPV @ 10% Discounted Cash Flow	US$168,138,467
Payback (2)	5.84 years

Table 1C: Summary of Financial Results

Category	Value
Capital cost (“CAPEX”)	US$149.9 million
Design Development Allowance (to cover potential quantity and rate changes during detailed design and execution)	US$13.8 million
Owners Contingency	US$24.6 million
On-site Operating Costs (“OPEX”) per tonne of concentrate, (year 3 onward)	US$353
Transportation per tonne of concentrate (from mine site to Madagascar Port year 3 onward)	US$182
Transportation per tonne of concentrate (from Madagascar Port to European Customer Port from year 3 onward)	US$155
Average annual production of concentrate	53,017 tonnes
Life of Mine	26 years
Graphite concentrate sale price (US$/tonne at Start Up - 2017)	US$1,689 per tonne
Average Head Grade	7.04%
Average ore mined per annum over Life of Mine	856,701 tonnes
Average stripping ratio	0.81:1
Average carbon recovery	87.80%

Notes
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

Ownership
On December 14, 2011, the Company entered into a Definitive Joint Venture Agreement (“JVA”) with Malagasy Minerals Limited (“Malagasy”), a public company on the Australian Stock Exchange, to acquire a 75% interest to explore and develop a group of industrial minerals, including graphite, vanadium and approximately 25 other minerals. On October 24, 2013, the Company signed a Memorandum of Understanding (“MOU”) with Malagasy to acquire the remaining 25% interest in the land position.  On April 16, 2014, Energizer signed a Sale and Purchase Agreement and a Mineral Rights Agreement with Malagasy to acquire the remaining 25% interest.  Malagasy retained a 1.5% net smelter return royalty (“NSR”).

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

Royalties
There is a 1.5% net smelter return royalty on the Molo Graphite Project.

Permits
Exploration Permit #3432 is currently held under the name of a subsidiary of Malagasy Minerals called, Mada-Aust Sarl. The transformation or amendment of exploration and research mining permits within the country continues to be suspended from the time that Madagascar was run by a president who was not democratically elected. This current permit expired on August 17, 2011.

Energizer’s Madagascar domiciled subsidiary companies and Mada-Aust Sarl has continued to pay all taxes and administrative fees to the Madagascan government and its mining ministry with respect to all the mining permits held in country. These taxes and administrative fee payments have been acknowledged and accepted by the Madagascan government. In addition, Energizer management continues to diligently work with the Madagascan government to obtain the necessary permits in its name as the country clears its backlog of applications and amendments.

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

Open Pit Mine
Mining Operation
Dry Processing plant
Camp Facility
Wet Processing plant
Raw water sypply - Borefield
Tails Dewatering
Product Drying and Screening
Product Bagging and Dispatch
Tails Storage Facility
Port Facility
Mining facility
Process plant facility
Support infrastructure
Offsite product handling

Figure 3: Project summary

Figure 4: Block Flow Diagram

Infrastructure

The project is located in a relatively remote part of South Western Madagascar, approximately 13 km NE of the local village of Fotadrevo. There is currently no infrastructure on site and everything will have to be constructed.

The following elements are all part of the project scope:

•	Raw water supply (from a network of bore holes extracting ground water)
•	Power supply (temporary during construction) and then a permanent diesel power station to supply the plant and permanent camp
•	Sanitation for the plant, permanent camp, and temporary during construction)
•	Storm water control and management
•	Temporary accommodation during construction
•	Permanent accommodation (340 people)
•	All permanent buildings (offices, workshops, stores, laboratory)
•	All buried services (potable water, sewage, stormwater, electrical reticulation)
•	In plant roads
•	Haul road
•	Tailings Storage Facility
•	Tailings pipe line to the TSF
•	Return water pipe line from the TSF back to the plant
•	Rock dumps and Run of Mine Ore (“ROM”) pads

See Figure 2 in section 1.3 for the site layout.

Raw Water Supply
Water is supplied by a network of boreholes. A detailed water demand and supply analysis was done as part of the Molo 2015 FS, and this has shown that the water demands of the plant can be accommodated by boreholes within a radius of 5km from the plant. The daily steady state raw water make up requirement is estimated to be 561m3 per day.

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

The historical 3 year average price in December 2014 was $1,867 per tonne.  The weighted average price per tonne of graphite concentrate in December 2014 was US$1,375 per tonne. This is a basket price and reflects the contribution of the different flake sizes and carbon grades to the overall price.

The start-up price (in 2017 terms) for a tonne of Molo graphite concentrate is a projection based on Roskill information using the weighted average price per tonne. The graphite price then escalates in the financial model based on Roskill’s forecasts for supply and demand. The reader is cautioned that these are forecasts and may change subject to market dynamics.

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

Please note that these operating costs assume that the plant is able to successfully handle the variability in the ore body, as shown by the SGS test work discussed in detail in Section 13. Should the plant not perform as expected this could have a material impact on operating costs as:

• The flake size distribution could be worse than expected
• The product grade could be lower than expected
• The recoveries could be lower than expected or a combination of all of these

1.16 Economic analysis

Table 11A below summarizes the economic analysis of the project using discounted cash flow methods based on the projected and escalating graphite basket price.

Table 11A: Economic Analysis of the Project – Projected Escalating Basket Price

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
The exchange rates used in the financial model are as follows:

•	11.31 South African Rand (“ZAR”) to US$1, moving in line with purchasing power parity
•	0.833 Euro to US$1, fixed for the modelled period
•	2,746 Malagasy Ariary (“MGA”) to US$1, moving in line with purchasing power parity

Table 11B below summarizes the economic analysis of the project using discounted cash flow methods based on the historical three-year average graphite price.

Table 11B: Economic Analysis of the Project – Historical Three-Year Average Price

Category	Value
Average price / tonne of concentrate	US$1,867
Internal Rate of Return (“IRR”) - Project Equity	25.6%
NPV @ 8% Discounted Cash Flow	US$223,903,960
NPV @ 10% Discounted Cash Flow	US$168,138,467
NPV @ 12% Discounted Cash Flow	US$126,029,578
Project Payback Period	5.84 years
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
The exchange rates used in the financial model are as follows:
•	11.31 South African Rand (“ZAR”) to US$1, moving in line with purchasing power parity
•	0.833 Euro to US$1, fixed for the modelled period
•	2,746 Malagasy Ariary (“MGA”) to US$1, moving in line with purchasing power parity

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
2. Current delays in issuing new mining permits.

After controls were applied the remaining high risks are as follows, (reduced from 39 to 18):
1.	Requirement that all voids / excavations be backfilled without exception.
2.	Inaccurate landownership data.
3.	The unit costs of moving product are high.
4.	Project NPV and IRR lower than the PEA
5.	Theft during construction & operation (diesel, cable, etc.)
6.	No off take agreements signed yet or formal product specifications received.
7.	The current execution strategy calls for contracts to be placed before permits are granted.
8.	The project has modelled the diesel price at 0.8 US$ / litre.
9.	ESIA review timeframes could extend past the planned project start date - indications are 6-9 months for ESIA approval from date of submission to the O.N.E (The Madagascan Government department of the Environment)
10.	The process design may not achieve the optimal balance between the competing requirements of:
i.	Maximizing coarse flake recovery
ii.	Maximizing product carbon grade
iii.	Maximizing overall recovery
11.	Future Land Claims (Ancestral Rights).
12.	The process plant may not achieve a consistent on spec product, especially as the feed grade to the plant varies and this may make process control difficult.
13.	Madagascan political situation remains potentially unstable.
14.	Difficult logistics getting material on and off the island plus very bad roads.
15.	Contractors P&G’s high due to locality.
16.	The projects returns are reliant on a real term increase in the price of graphite.
17.	Implementation of the preferential taxation arrangement may be difficult.
18.	The debt funding assumptions may not be achievable.

1.19 Recommendations

1.19.1 Geology
No further recommendations at present.

1.19.2 Mining
The long mine life of the Molo Graphite Project will allow for potential optimization of drilling and blasting designs during execution that could reduce operating costs slightly.
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

Appropriate test work is recommended prior to the initiation or during the course of a detailed design phase preceding construction. This would include the following:
•	Bulk material flow test work;
•	Additional test work, in conjunction with vendors and in line with ongoing technical developments, aimed at further refinement of the polishing and attrition milling processes;
•	Concentrate attritioning circuit static and dynamic thickening tests, including reagent scoping and optimization trials;
•	Further investigation into potentially replacing the final tailings disposal positive displacement pumps withmore common centrifugal pump trains by reducing the slurry solids concentration for overland pumping. Thiswill include examination into whether the overall water balance and supply system can reasonably accommodate such a change.

1.19.5 Infrastructure
The following are recommended prior to the detailed design stage:
•	Additional geotechnical investigations at the proposed new construction and permanent camp site, particularly at the location of the new potable water storage tanks
•	A detailed geotechnical investigation will need to be undertaken to identify and confirm suitable sources of concrete aggregate and concrete sand materials at the location of the project site. This testing will need to include for concrete material testing and the production of concrete trial mixes with the material identified
•	The geotechnical information will also need to confirm the suitability for construction of all the material to beexcavated from the Return Water Dam (“RWD”). It is proposed that all the material excavated from the RWD is utilized in the works as processed fill material
•	Confirmation as to whether the material from the proposed borrow pit near Fotadrevo (which will be used to supply all fill material for the TSF starter wall construction) can be utilized as fill material, or if this material can be stabilized in some manner and used in the works
•	A detailed topographical survey will need to be undertaken of the proposed construction site, borrow pit areasand the access road between Fotadrevo and the mine site. This information is required prior to the final detailed design of the plant layout and associated earthworks

1.19.6 Water
The following is recommended during the detailed design phase:
•	Updating the current dynamic water balance including a dynamic TSF water balance. The current water balance only assumed average monthly inflows from the TSF into the RWD. It would be recommended to confirm the water availability on the Molo Graphite Project if drought conditions occur and the TSF model element is included in the dynamic water balance
•	Water quality and quantity data is required to provide a baseline for comparison once the Molo Mine is commissioned. To provide the necessary baseline data, regular ground and surface water quality monitoring must be carried out leading up to the date when the Molo Mine will be commissioned. Additionally proposed monitoring and scavenger wells must be installed. This also should include the installation of flow meters on relevant pipelines to verify the dynamic water balance with measured flow rates during operations
•	The installation of a weather station on the Molo Graphite Project site should be done as soon as possible.
•	The installation and testing of the additional well field boreholes must be undertaken. The groundwater resource model must be updated to include site specific borehole data.
•	The environmental geochemical test work of the Molo 2015 FS should be confirmed by selective testing of samples from the latest exploration and metallurgical test programs. The geochemical model should be updated accordingly.

1.19.7 Environmental, Social
•	GCS recommends the installation of a suitable weather station at or as near as possible to the proposed project site, even before construction commences. Accurate, local weather data is almost non-existent in Madagascar. This data will prove invaluable for model calibration, improvement in baseline understanding and for future energy supply options which could utilize wind and or solar power generation
•	Clean energy supply should be considered as a medium to long term target
•	Appointment of a community representative and the establishment of a mandate to sensitize the local communities prior to any project activities
•	Monitoring and auditing to commence at project preparation phase
•	Compilation of Standard Operating Procedures for Environmental and Social aspects requiring direct management and intervention
•	It is recommended that actual activity data, (e.g. kilometers travelled, or litres of diesel consumed) for a financial year is used when a Green House Gas (“GHG”) assessment is being calculated. Given that this project involves an estimation of a future GHG assessment for activities yet to begin, a series of assumptions have been made in order to obtain the activity data required to undertake this calculation
•	Community recruitment, skills development and training should begin at project preparation phase

1.19.8 Permitting
•	An application for the exploration permit in Energizer’s name is a critical step in the larger permitting and licensing regime and requires early attention and dedicated involvement
•	Security of land tenure is a process and is estimated to take 7 months, thus this process should be commissioned as early as possible
•	Application for all other necessary permits (water use, construction, mineral processing, transportation, export, labour etc should be undertaken within the ESIA review period (6 months), which is expected to be from March till August 2015
•	Compilation of a comprehensive legal register
•	Municipal elections are scheduled for July 2015. It is recommended that all above-mentioned permitting processes should commence prior to and in anticipation of these elections.
•	The permitting and licensing of the proposed Molo Graphite Project requires dedicated attention to ensure consistent momentum in application for and delivery of permits and licenses. This is extremely relevant within the Malagasy context.

Tailings
Additional work required during detailed design of the TSF and adjacent RWD is as follows:
•	The full rheology and beaching characteristics for the tailings are not known which leaves uncertainties regarding the optimum deposition design. This will need to be investigated via large scale tests once suitably sized pilot process plant samples are available. It should be noted that such large scale tests will also provide additional more representative samples which can be used to carry out further testing of other tailings characteristics, such as consolidation, permeability and shear strength, which should be used to validate / revise the assumptions made for the stability assessments, seepage / drainage assessments and water balance
•	The geotechnical investigation was carried out for the general TSF area only, and was not focused on the specific design elements as the location of these was not known at the time. Additional focused geotechnical investigations will be required to confirm the geotechnical conditions at specific locations
•	The depth to groundwater is not known in the immediate vicinity of the RWD. In the event that ground water is shallow, it may not be possible to excavate the RWD basin to the required depth without employing dewatering measures, or alternatively constructing an additional RWD downstream. The depth to groundwater and any seasonal fluctuations will need to be investigated by installation of a groundwater monitoring borehole, which must be monitored during the wet season
•	Water quality data is required over a period of time to provide a baseline for comparison once the TSF is commissioned. To provide the necessary baseline data, regular ground and surface water monitoring must be carried out leading up to the date when the TSF is commissioned
•	The overall design will need to be developed to a level required for construction and to optimize the design with regard to technical, environmental and economic considerations, whilst taking due cognizance of additional information made available, including the additional studies detailed”

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

World Estimated Consumption of Natural and Synthetic Graphite 2013 (1,000 tonne)

Category	Natural Graphite	(of which Natural Flake Graphite)	Synthetic Graphite	Total
Electrodes	-	-	860	860
Refractories	511	335	-	511
Lubricants	50	12	100	150
Foundries	133	80	-	133
Graphite shapes[1]	12	1-	105	117
Batteries	74	74	27	101
Friction Products	53	22	-	53
Others	135[2]	53	520[3]	655
Total	968	586	1,612	2,580
Source: Roskill estimates

Notes:
1	Including carbon brushes.
2	Including 35,000t of amorphous graphite in decarburising.
3	Mainly consumption in re-carburisers, but also in foundries, friction materials and refractories.

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

Chinese flake graphite production is currently fragmented and includes a significant number of small operations with 10 000 tonne per annum capacity or less. A process of consolidation is underway, which began in Inner Mongolia during 2010 and started in Shandong and Heilongjiang during 2014. This will create new industry giants in the country situated in these three centers.

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

By 2016, many of the prospective new projects had seen little progress and only a handful have reached pre-feasibility.

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

Original  (“Orig”) versus Duplicate (“Dupe”) plots.

Milestones

We are pursuing negotiations in respect of potential off-take agreements with graphite end-users and intermediaries with the intention of securing project financing alternatives, which may include debt, equity and derivative instruments. Discussions in respect of these matters have been ongoing for the past 24 months and are expected to continue during the coming months with no assurances as to the conclusion or results of these discussions.

In July 2016, we appointed UK-based HCF International Advisers Limited ("HCF") as advisor in negotiating and structuring strategic partnerships, off take agreements and debt financing for its Molo Graphite project.

In August 2016, we initiated a Front End Engineering Design Study (the “FEED Study”) for the Company's Molo graphite project in Madagascar.  The FEED Study is being undertaken in order to determine potential development path options that have been presented to the Company by prospective strategic partners.

Our management continues to assess project optimization strategies with the intention of reducing the capital and operating costs relating to the Molo Graphite Property with no assurances as to the conclusion and results of these assessments.

Future Plans

With the completion of the Molo Feasibility Study, potential financiers and strategic partners have been approached, and the Company is seeking funding for the development of the Molo Deposit into a mine. In parallel, the Company has initiated a FEED Study, which is anticipated to continue through to the end of October, 2016.

Green Giant Project, Southern Madagascar, Africa

During 2007, we acquired a 75% interest in the property.  We paid $765,000, issued 2,500,000 common shares and 1,000,000 now expired common share purchase warrants to enter into a joint venture agreement for the Green Giant Property with Madagascar Minerals and Resources Sarl ("MMR").  On July 9, 2009, we acquired the remaining 25% interest for $100,000.  MMR retains a 2% NSR.  The NSR can be purchased at our option, for $500,000 in cash or common shares for the first 1% NSR and at a price of $1,000,000 in cash or common shares for the second 1% NSR.

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

Energizer selected the Jaky and Manga vanadium‐bearing trend as the most prospective targets on the property and focus the late 2009‐drill program at delineating mineralized material on these two deposits. Various metallurgical scoping test programs have been completed since Q4 2009, covering physical and chemical pre-concentration processes, acid and alkaline leaching (atmospheric and pressure), alkaline salt roasting and high definition mineralogical characterization. Mineralogical characterization of several silicate samples has revealed a unique deportment of vanadium at Green Giant. Vanadium bearing minerals include clays, micas, oxides, and sulphides.

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

On February 28, 2014, the Company signed an agreement to sell a 35% interest in the Sagar property to Honey Badger Exploration Inc. (“Honey Badger”), a public company that is a related party through common management.  The terms of the agreement were subsequently amended on July 31, 2014 and again on May 8, 2015.  To earn the 35% interest, Honey Badger was required to complete a payment of $36,045 (CAD$50,000) by December 31, 2015, incur exploration expenditures of $360,450 (CAD$500,000) by December 31, 2016 and issue 20,000,000 common shares to the Company by December 31, 2015.  Honey Badger did not complete the earn-in requirements by December 31, 2015 resulting in the termination of the option agreement.

ITEM 1A. – RISK FACTORS

The risk factors required pursuant to Regulation S-K, Item 503(c) are not required for smaller reporting companies. Accordingly, the Company has determined to provide particular risk factors at this time.

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

Since our inception, up to June 30, 2016, we had accumulated net losses of $93,960,748.  If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations.  If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Our CEO and Principal Financial and Accounting Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

We depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business.  The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations.  Specifically, we rely on Craig Scherba, our President and Chief Executive Officer and Marc Johnson, our Chief Financial Officer.

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
We will require additional capital in the future and no assurance can be given that such capital will be available on terms acceptable to us or at all. Our currently available funds will not be sufficient to finance the development capital costs of the Molo Graphite Project as disclosed in the Feasibility Study. Accordingly, we will need to raise further equity and/or debt financing to fund development of the Molo Graphite Project. The success and the pricing of any such equity and/or debt financing will be dependent upon the prevailing market conditions at that time, the outcomes of the permitting and development activities or any relevant studies and exploration programs at the Molo Graphite Project. If additional capital is raised by an issue of securities, this may have the effect of diluting stockholders’ interests. Any debt financing, if available, may involve financial covenants which limit our operations. If we cannot obtain such additional capital, we may not be able to complete the development of the Molo Graphite Project which would have a materially adverse effect on our business, operating results and financial condition.

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

Negative Operating Cash Flow

We reported negative cash flow from operations for the year ended June 30, 2016.  It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our mineral properties generate recurring revenues from being placed into production.

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

ITEM 1B. – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer.

ITEM 2. – PROPERTY

The Company’s executive offices are currently located at 520-141 Adelaide Street West, Toronto, Ontario, Canada, M5H 3L5.  These offices are leased on a month-to-month basis, and the Company’s current monthly rental payments are approximately CAD $2,000.

See Item 1 – Business, for the description of our material exploration properties.

ITEM 3. - LEGAL PROCEEDINGS

The Company was named, jointly and severally with other Corporations that are related parties due to common management, in a Statement of Claim filed in the Province of Ontario on December 15, 2015 by the former Chief Financial Officer for damages for wrongful dismissal.  The Company reached a settlement agreement with its former CFO in July 2016, whereby the Company will pay a total severance of USD34,500 (CAD$44,750) through a series of payments.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of September 26, 2016, there were 460,995,711 common shares issued and outstanding and 100,328,860 common shares underlying outstanding options and warrants to purchase, or securities convertible into, our common shares. Our common shares are quoted on the OTCQB under the symbol “ENZR”, the TSX under the symbol “EGZ” and the Frankfurt Stock Exchange under the symbol “A1CXW3”.

On September 26, 2016 the last reported sale price for our common shares on the OTCQB and TSX was US$0.0525 and CAD$0.075 per share, respectively.  The table below sets forth the high and low closing sale prices of our common shares for the fiscal quarters indicated as reported on the OTCQB and TSX.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	OTCBB / OTCQX / OTCQB (US$)		TSX / TSX-V (CDN$)
Period	High	Low	High	Low
Fiscal year ended June 30, 2016
First quarter ended September 30, 2015	$0.09	$0.03	$0.11	$0.04
Second quarter ended December 31, 2015	$0.09	$0.02	$0.12	$0.03
Third quarter ended March 31, 2016	$0.07	$0.05	$0.10	$0.07
Fourth quarter ended June 30, 2016	$0.10	$0.05	$0.13	$0.07
Fiscal year ended June 30, 2015
First quarter ended September 30, 2014	$0.25	$0.11	$0.28	$0.12
Second quarter ended December 31, 2014	$0.19	$0.09	$0.20	$0.11
Third quarter ended March 31, 2015	$0.11	$0.09	$0.14	$0.12
Fourth quarter ended June 30, 2015	$0.11	$0.09	$0.14	$0.10
Fiscal year ended June 30, 2014
First quarter ended September 30, 2013	$0.28	$0.10	$0.28	$0.11
Second quarter ended December 31, 2013	$0.16	$0.11	$0.18	$0.12
Third quarter ended March 31, 2014	$0.17	$0.12	$0.18	$0.13
Fourth quarter ended June 30, 2014	$0.14	$.011	$0.15	$0.12
Fiscal year ended June 30, 2013
First quarter ended September 30, 2012	$0.41	$0.27	$0.39	$0.27
Second quarter ended December 31, 2012	$0.37	$0.29	$0.37	$0.29
Third quarter ended March 31, 2013	$0.34	$0.17	$0.34	$0.18
Fourth quarter ended June 30, 2013	$0.22	$0.12	$0.23	$0.11

Our common shares commenced trading on the TSXV on May 5, 2010. Our common shares ceased trading on the TSXV and commenced trading on the TSX on June 16, 2011.  Our common shares traded on the OTCQX from August 28, 2013 to September 4, 2015. Since September 8, 2015 our shares trade on the OTCQB.  Prior to August 28, 2014,  our common shares traded on the OTCBB.

Holders

As of September 26, 2016, there were approximately 2,500 holders of record of common shares.

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

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2016 for (i) all compensation plans previously approved by the Company's security holders and (ii) all compensation plans not previously approved by the Company's security holders. Options reported below were issued under the Company's Amended 2006 Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	41,965,000	$0.18	1,035,000
Equity compensation plans not approved by security holders	--	--	--

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•	On October 7, 2015, the Company closed a non-brokered private placement offering of 14,200,000 units (the “Units”) at a price of $0.04 (CAD$0.05) per Unit, representing gross proceeds of $530,673 (CAD$710,000). Insiders subscribed for a total of $50,000CAD as part of this Offering. Each Unit is comprised of one (1) common share and one-half (0.5) of one (1) common share purchase warrant (a “Warrant”), each Warrant entitling the holder thereof to acquire one (1) additional common share at a price of $0.07 per share until October 6, 2017. The use of proceeds was the advancement of the Molo graphite project in Madagascar and working capital.
•	On February 4, 2016, the Company closed a private placement offering of 6,437,900 units (the “Units”) at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $328,977 (CAD$450,653). Each Unit consisted of one common share of the Company and one common share purchase warrant (a “Warrant”). Each Warrant entitles the holder to purchase one common share at a price of $0.11 per common share until February 4, 2018. The use of proceeds was the advancement of the Molo graphite project in Madagascar and working capital.
•	On April 11, 2016, the Company closed a private placement offering of 3,207,857 units (the “Units”) at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $172,638 (CAD$224,550). Each Unit consisted of one common share of the Company and one common share purchase warrant (a “Warrant”). Each Warrant entitles the holder to purchase one common share at a price of $0.11 per common share until April 11, 2018.
•	On May 17, 2016, the Company closed a private placement offering of 11,150,000 common shares at a price of $0.07 (CAD$0.09) per unit, representing aggregate gross proceeds of $772,500 (CAD$1,003,500).
•	On August 18, 2016, the Company closed a private placement offering of 96,064,286 common shares at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $5,177,865 (CAD$6,724,500).

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this quarterly report, “we”, “us”, “our”, “Energizer Resources”, “Energizer”, “Company” or “our company” refers to Energizer Resources Inc. and all of its subsidiaries.  The term NSR stands for Net Smelter Royalty.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein.  Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-K for the years ended June 30, 2016 and 2015, as well as the “Business” and “Risk Factors” sections within this Annual Report on Form 10-K.  The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.

Management’s Discussion and Analysis may contain various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this annual report on Form 10-K, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company has adopted the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Cautionary Note

Based on the nature of our business, we anticipate incurring operating losses for the foreseeable future. We base this expectation, in part, on the fact that very few mineral properties in the exploration stage are ultimately developed into producing and profitable mines. Our future financial results are uncertain due to a number of factors, some of which are outside the Company’s control. These factors include, but are not limited to: (1) our ability to raise additional funding; (2) the market price for graphite and vanadium; (3) the results of the exploration programs and metallurgical analysis of our mineral properties;  (4) the political instability and/or environmental regulations that may adversely impact costs and ability to operate in Madagascar; and (5) our ability to find joint venture and/or off-take partners in order to advance the development of our mineral properties.

Any future equity financing will cause existing shareholders to experience dilution of their ownership interest in the Company. In the event the Company is not successful in raising additional financing, we anticipate the Company will not be able to proceed with its existing business plan. In such a case, the Company may decide to discontinue or modify its business plan and seek other business opportunities in the resource sector.

During this period, the Company will need to maintain periodic filings with the appropriate regulatory authorities and will incur legal, accounting, administrative and exchange listing costs. In the event no other such opportunities are available and the Company cannot raise additional funding to sustain operations, the Company may be forced to discontinue the business. The Company does not have any specific alternative business opportunities under consideration and has not planned for any such contingency.

Due to the lack of operating history and present inability to generate revenues, the Company auditors have stated their opinion in the notes to our audited financial statements in the annual report on Form 10-K and the Company has included in Note 1 of this financial statements that there currently exists doubt as to the Company’s ability to continue as a going concern.

Due to the accumulated losses  and present inability to generate revenues, the Company auditors have stated in their opinion in the footnotes to our audited financial statements in this annual report on Form 10-K that there currently exists doubt as to the Company’s ability to continue as a going concern.

BACKGROUND – COMPANY OVERVIEW

We are incorporated in the State of Minnesota, USA and have a fiscal year end of June 30. Our principal business is the acquisition, exploration and development of mineral resources.  We have not generated operating revenues or paid dividends since inception on March 1, 2004 to the period ended June 30, 2016 and we are unlikely to do so in the immediate or foreseeable future.  Our business activities have been entirely financed from the proceeds of securities subscriptions.

During fiscal 2008, we incorporated Energizer Resources (Mauritius) Ltd. (“ERMAU”), a Mauritius subsidiary, and Energizer Resources Madagascar Sarl. (“ERMAD”), a Madagascar subsidiary of ERMAU.  During fiscal 2009, the Company incorporated THB Ventures Ltd. (“THB”), a Mauritius subsidiary of ERMAU, and Energizer Resources Minerals Sarl. (“ERMIN”), a Madagascar subsidiary of THB, which holds the 100% ownership interest of the Green Giant Property in Madagascar (see note 7).  During fiscal 2012, the Company incorporated Madagascar‑ERG Joint Venture (Mauritius) Ltd. (“ERGJVM”), a Mauritius subsidiary of ERMAU, and ERG (Madagascar) Sarl. (“ERGMAD”), a Madagascar subsidiary of ERGJVM, which holds the Malagasy Joint Venture Ground.  During fiscal 2014, the Company incorporated 2391938 Ontario Inc., an Ontario, Canada subsidiary.

On December 16, 2014, our  authorized capital was increased from an aggregate of four hundred fifty million (450,000,000) shares to six hundred fifty million (650,000,000) shares, with a par value of $0.001 per share, of which 640,000,000 will be deemed common shares and the remaining 10,000,000 will be deemed eligible to be divisible into classes, series and types with rights and preferences as designated by our Board of Directors.

We have not had any bankruptcy, receivership or similar proceeding since incorporation. Except as described below, there have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

Summary of Our Business

We are an exploration stage company primarily engaged in the advancement of the Molo Graphite Project, consisting of a commercially minable graphite deposit situated in the African country of Madagascar.  We have additional exploration stage properties situated in Madagascar and in the Province of Québec, Canada.

Our executive offices are situated at 520–141 Adelaide Street West, Toronto, Ontario, Canada, M5H 3L5 and the primary telephone number is (416) 364-7024.  Our website is www.energizerresources.com (which website is expressly not incorporated by reference into this filing).

Further details regarding each of our Madagascar properties, although not incorporated by reference, including the comprehensive geological report prepared in accordance Canada’s National Instrument 43-101 - Standards of Disclosure for Mineral Properties (“NI 43-101”) for the Molo Graphite Property and separately the technical report on the Green Giant Property in Madagascar can be found on the Company’s website at www.energizerresources.com (which website is expressly not incorporated by reference into this filing) or in the Company’s Canadian regulatory filings at www.sedar.com (which website and content is expressly not incorporated by reference into this filing).  We report mineral reserve estimates in accordance with the Securities and Exchange Commission’s Industry Guide 7 (“Guide 7”) under the Securities Act of 1933, as amended (the “U.S. Securities Act”).  As a reporting issuer in Canada with our primary trading market in Canada, we are also required to prepare reports on our mineral properties in accordance with NI 43-101.  The technical reports referenced in this document uses the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource”. These terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports filed with the Securities and Exchange Commission.  As a result, information in respect of our resources determined in accordance with NI 43-101 are not contained in this document.

Summary of Milestones and Future Plans

We are pursuing negotiations in respect of potential off-take agreements with graphite end-users and intermediaries with the intention of securing project financing alternatives, which may include debt, equity and derivative instruments. Discussions in respect of these matters have been ongoing for the past 24 months and are expected to continue during the coming months with no assurances as to the conclusion or results of these discussions.

In July 2016, we appointed UK-based HCF International Advisers Limited ("HCF") as advisor in negotiating and structuring strategic partnerships, off take agreements and debt financing for its Molo Graphite project.

In August 2016, we initiated a Front End Engineering Design Study (the “FEED Study”) for the Company's Molo graphite project in Madagascar.  The FEED Study is being undertaken in order to determine potential development path options that have been presented to the Company by prospective strategic partners.

Our management continues to assess project optimization strategies with the intention of reducing the capital and operating costs relating to the Molo Graphite Property with no assurances as to the conclusion and results of these assessments.

From the date of this annual report, and subject to availability of capital, our plan is to incur between $250,000 and $13,250,000 on further engineering, exploration, testing and permitting to advance the Molo Graphite Property and on the potential creation of a pilot plant, subject to the availability of capital and any other unforeseen delays, by June 30, 2017.  No assurances can be provided that we will achieve our objective by that date.

The following is a summary of the amounts budgeted to be incurred (presuming all $13,500,000 is required):

Front End Engineering Design (FEED) Study	$250,000
Detailed engineering study	$5,500,000
Bulk sampling program to secure off-take agreement	$4,000,000
Value engineering study	$2,500,000
Metallurgy	$500,000
Permitting fees	$750,000
Total	$13,500,000

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

Although no assurances can be provided, the FEED Study is currently ongoing and is anticipated to continue through to the end of December 2016.  This will be followed by a decision to pursue a bulk sample and/or the construction of a pilot plant.

RESULTS OF OPERATIONS

The following are explanations of the material changes for the year ended June 30, 2016 compared to the year ended June 30, 2015:

	Year ended June 30, 2016	Year ended June 30, 2015

Revenues	$-	$-
Expenses
Mineral exploration expense (notes 6, 7 and 15)	812,477	4,551,286
Professional and consulting fees (note 7)	811,704	629,817
General and administrative (note 7)	279,097	863,124
Stock‑based compensation (notes 7)	331,491	627,264
Depreciation (note 5)	56,602	47,872
Interest (note 9)	11,371	-
Foreign currency translation loss (gain)	106,036	208,194

Total expenses	2,408,778	6,927,557
Net Loss From Operations	(2,408,778)	(6,927,557)
Other Income (Expenses)
Investment income	623	10,111
Reduction of flow-through premium (note 8)	-	37,145
Reduction (increase) of flow-through provision (note 16)	-	(190,087)
Gain on legal settlement (note 16)	59,556	-
Gain (loss) on sale of marketable securities	(18,916)	12,278
Change in value of warrant liability (note 13)	733,802	985,300

Net Loss	$(1,633,713)	$(6,072,810)

Unrealized gain (loss) from marketable securities	-	(816)
Realized gain (loss) from marketable securities in net loss	4,323	(12,278)

Comprehensive Loss	$(1,629,390)	$(6,085,904)

•	Mineral exploration costs decreased significantly as the company shifts from exploration stage to the development of the Molo graphite project situated in Madagascar.
•	Stock-based compensation and the general and administrative costs decreased as a result of a reduction of employees, consultants and administrative costs as compared to the previous period.

Liquidity, Capital Resources and Foreign Currencies

The following are explanations of the material changes to the working capital position as of June 30, 2016 when compared to June 30, 2015:

	June 30, 2016	June 30, 2015
Assets
Current Assets:
Cash and cash equivalents	$544,813	$779,118
Marketable securities (note 4)	-	7,615
Amounts receivable	13,955	49,484
Prepaid expenses	11,545	16,032
Loan to related party (note 7)	-	76,450
Total current assets	570,313	928,699

Current Liabilities:
Accounts payable (note 7)	$215,392	$95,580
Accrued liabilities	24,743	283,952
Contingency provision (note 16)	182,742	190,087
Warrant liability (note 13)	111,049	844,851

Total current liabilities	$533,926	$1,414,470

Net Working Capital Position	$36,387	$(485,771)

In managing liquidity, management’s primary objective is to ensure the entity can continue as a going concern while raising additional funding to meet our obligations as they come due. Our operations to date have been funded by issuing equity.  Our company expects to improve the working capital position by securing additional financing.

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

Capital Financings

We have funded our business to date from sales of our securities.  We will require additional funding throughout fiscal 2017 to advance our projects, which will likely be in the form of equity financing from the issuance of additional common shares.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common shares.

Net proceeds during the past two years:
•	For the year ended June 30, 2014, we raised net proceeds of $9,559,926 through the issuance of 90,523,283 common shares and 39,312,130 common share purchase warrants.
•	For the year ended June 30, 2015, we raised net proceeds of $6,663,148 through the issuance of 40,757,067 common shares and 22,626,569 common share purchase warrants.
•	On October 7, 2015, we closed a non-brokered private placement offering of 14,200,000 units (the “Units”) at a price of $0.04 (CAD$0.05) per Unit, representing gross proceeds of $530,673 (CAD$710,000). Insiders subscribed for a total of $50,000CAD as part of this Offering. Each Unit is comprised of one (1) common share and one-half (0.5) of one (1) common share purchase warrant (a “Warrant”), each Warrant entitling the holder thereof to acquire one (1) additional common share at a price of $0.07 per share until October 6, 2017.
•	On February 4, 2016, we closed a private placement offering of 6,437,900 units (the “Units”) at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $328,977 (CAD$450,653). Each Unit consisted of one common share and one common share purchase warrant (a “Warrant”). Each Warrant entitles the holder to purchase one common share at a price of $0.11 per common share until February 4, 2018.
•	On April 11, 2016, we closed a private placement offering of 3,207,857 units (the “Units”) at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $172,638 (CAD$224,550). Each Unit consisted of one common share and one common share purchase warrant (a “Warrant”). Each Warrant entitles the holder to purchase one common share at a price of $0.11 per common share until April 11, 2018.
•	On May 17, 2016, we closed a private placement offering of 11,150,000 common shares at a price of $0.07 (CAD$0.09) per unit, representing aggregate gross proceeds of $772,500 (CAD$1,003,500).

Net proceeds subsequent to the end of the reporting period:
•	On August 18, 2016, we closed a private placement offering of 96,064,286 common shares at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $5,177,865 (CAD$6,724,500).

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

ITEM 7.A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

ITEM 9A. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2016.

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

Based on this evaluation, our chief executive officer and our chief financial officer concluded that, our disclosure controls and procedures were effective as of June 30, 2016.

Management’s report on internal control over financial reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base its assessment. Based on this evaluation, we have concluded that, as of June 30, 2016, there is not a risk of material deficiencies in our company’s internal controls resulting in material misstatement in our Company’s financial statements. Our internal controls and procedures were effective to prevent a material weakness caused by a significant deficiency in internal controls.

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

Changes In Internal Control Over Financial Reporting

On October 23, 2015, the Company appointed Marc Johnson as Chief Financial Officer, replacing the former Chief Financial Officer. Otherwise, there were no changes in the Company's internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION

Not applicable.

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position of each executive officer and director the Company as at September 28, 2016.

Name	Age	Position
Craig Scherba	44	President, Chief Executive Officer and Director
Marc Johnson	40	Chief Financial Officer
Robin Borley	48	Senior Vice President of Mine Development and Director
John Sanderson	81	Chairman and Director
Quentin Yarie	51	Director
Albert A. Thiess, Jr.	69	Director
Dean Comand	50	Director
Dalton Larson	76	Director

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

Craig Scherba, P.Geol. (Oakville, Canada):  Mr. Scherba was appointed as our Chief Executive Officer and President in August 2015 and has served as a director since January 2010.  Mr. Scherba served as President and Chief Operating Officer from September 2012 to August 2015 and Vice President, Exploration of the Company from January 2010 to September 2012. Mr. Scherba has been a professional geologist (P. Geol.) since 2000, and his expertise includes supervising large Canadian and international exploration.  Mr. Scherba also serves as Vice President, Exploration of MacDonald Mines Exploration Ltd, Red Pine Exploration Inc. and Honey Badger Exploration Inc which are resource exploration company trading on the TSX - Venture Exchange.  In addition, Mr. Scherba was professional geologist with Taiga Consultants Ltd. (“Taiga”), a mining exploration consulting company from March 2003 to December 2009.  He was a managing partner of Taiga between January 2006 and December 2009. Mr. Scherba was an integral member of the exploration team that developed Nevsun Resources’ high grade gold, copper and zinc Bisha project in Eritrea. While at Taiga, Mr. Scherba served as the Company's Country and Exploration Manager in Madagascar during its initial exploration stage.

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

Marc Johnson (Toronto, Canada): Mr. Johnson was appointed as our Chief Financial Officer in October 2015.  Mr. Johnson is a senior executive with over 20 years of experience, including 10 years at large public companies in corporate development, financial management and cost control positions. He also brings 10 years of capital markets experience, specifically in mining investment banking and as an equity research mining analyst covering precious and base metals. Mr. Johnson is a Chartered Financial Analyst (CFA) and holds a Bachelor of Commerce (Finance) degree from the John Molson School of Business at Concordia University. He will be completing his Chartered Professional Accountant (CPA) designation in 2016. Mr. Johnson also currently serves as the CFO of Red Pine Exploration Inc., as the CFO of Honey Badger Exploration Inc. and is a Principal at Quantum Advisory Partners LLP, a professional services firm that provides CFO services to public and private companies.

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

Dalton Larson (Surrey, Canada):  Mr. Larson is a Canadian attorney with more than 35 years as a member of the Law Society of British Columbia. He commenced practice as a member of the Faculty of Law, University of British Columbia, subsequently becoming a partner of a major Vancouver Law firm, now McMillan LLP.  Currently, he maintains a private practice along with a vigorous investment business. He is a recognized expert in alternate dispute resolution and has extensive experience as a professional arbitrator and mediator. He has three degrees, including a Master’s Degree in law from the University of London, England.  His business activities include more than 25 years as a director of several investment funds managed by the CW Funds group of companies, affiliated with Ventures West Management Inc., which is one of the largest venture capital firms in Canada. The CW Funds raised and invested in a wide variety of businesses totaling more than $130 million, primarily from overseas investors. In that period he served as Chairman of the Board of Directors of a Philippine ethanol company. He was the founding shareholder of the First Coal Corporation, which started operations in 2014, and raised in excess of $65 million in equity to finance its development activities.  This company was sold to Xstrata in excess of $150 million.

Director Term Limits and Female Representation in Management and on the Board

The Company has not instituted director term limits. The Company believes that in taking into account the nature and size of the Board and the Company, it is more important to have relevant experience than to impose set time limits on a director’s tenure, which may create vacancies at a time when a suitable candidate cannot be identified and as such would not be in the best interests of the Company. In lieu of imposing term limits, the Company regularly monitors director performance through annual assessments and regularly encourages sharing and new perspectives through regularly scheduled Board meetings, meetings with only independent directors in attendance, as well as through continuing education initiatives. On a regular basis, the Company analyzes the skills and experience necessary for the Board and evaluates the need for director changes to ensure that the Company has highly knowledgeable and motivated Board members, while ensuring that new perspectives are available to the Board.

The Company has not implemented a diversity policy; however the Company believes that it currently promotes the benefits of, and need for, extending opportunities to all candidates, without distinction as to gender, race, colour, religion, sexual orientation, family or marital status, political belief, age, national or ethnic origin, citizenship, disability, or any other basis and will strive for diversity of experience, perspective and education. The Company believes that it currently focuses on hiring the best quality individuals for the position and also encourages representation of women on the Board and in executive officer positions.

The Company has seven Board members and four executive officers, none of whom are female. The Company has not considered the level of representation of women in its executive officer positions or on its Board in previous nominations or appointments (including a targeted number or percentage).   The Company’s focus has always been, and will continue to be, working to attract the highest quality executive officers and Board candidates with special focus on the skills, experience, character and behavioural qualities of each candidate. The Company will continue to monitor developments in the area of diversity.

Audit Committee and Audit Committee Financial Expert

The audit committee is a key component of the Company’s commitment to maintaining a higher standard of corporate responsibility. This committee consists of Albert A. Thiess Jr., Dean Comand and John Sanderson, all of whom are financially literate (see biographies under “Nominees” section above) and independent as per the independence standards of the NYSE Amex in the United States of America and as per the standards of NI 58-101 in Canada (each are independent directors as they do not have involvement in the day-to-day operations of the Company).

The audit committee assists our Board in its oversight of the Company’s accounting and financial reporting processes and the annual audits of the Company’s financial statements, including (i) the quality and integrity of the Company’s financial statements, (ii) the Company’s compliance with legal and regulatory requirements in both Canada and the United States of America, (iii) the independent auditors’ qualifications and independence, and (iv) the performance of the Company’s internal audit functions and independent auditors, as well as other matters which may come before it as directed by the Board. Further, the audit committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall: (1) be responsible for the appointment, compensation, retention, termination and oversight of the work of any independent auditor engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company; (2) discuss the annual audited financial statements and the quarterly unaudited financial statements with management and, if necessary the independent auditor prior to their filing with the SEC in the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q; (3) review with the Company’s financial management on a periodic basis (a) issues regarding accounting principles and financial statement presentations, including any significant changes in the company’s selection or application of accounting principles, and (b) the effect of any regulatory and accounting initiatives, as well as off-balance sheet structures, on the financial statements of the company; (4) monitor the Company’s policies for compliance with federal, state, local and foreign laws and regulations and the Company’s policies on corporate conduct; (5) maintain open, continuing and direct communication between the Board, the committee and both the company’s independent auditors and its internal auditors; and (6) monitor our compliance with legal and regulatory requirements and compliance with federal, state and local laws and regulations, including the Foreign Corrupt Practices Act.

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

Involvement in Certain Legal Proceedings

None of the following events have occurred during the past ten years and are material to an evaluation of the ability or integrity of any director or officer of the Company:

1.	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:
a.	Acting as a futures commission merchant, introducing broker, commodity trading advisor,commodity pool operator, floor broker, leverage transaction merchant, any other person regulatedby theCommodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
b.	Engaging in any type of business practice; or
c.	Engaging in any activity in connection with the purchase or sale of any security or commodity orin connection with any violation of Federal or State securities laws or Federal commodities laws;
4.	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
a.	Any Federal or State securities or commodities law or regulation; or
b.	Any law or regulation respecting financial institutions or insurance companies including, but notlimited to, a temporary or permanent injunction, order of disgorgement or restitution, civil moneypenalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any businessentity; or
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

ITEM 11. – EXECUTIVE COMPENSATION

Compensation of Executives
The table below sets forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our principal executive officer and four most highly compensated executive officers who received compensation over $100,000 for the fiscal year ended June 30, 2016 (Named Executive Officers” or “NEO”):

Name and Principal Position	Fiscal Year	Salary & Consulting Fees ($)(1)	Bonus ($)	Option Awards ($)(2)	Stock Awards ($)	Non-Equity Incentive Plans ($)	Change in Pension Value & Non-Qualified Deferred Compensation ($)	Other Compensation & Severance ($)	Total ($)
Craig Scherba CEO, President and Director (A)	2016	88,015	0	37,049	0	0	0	0	125,064
	2015	57,300	0	45,613	0	0	0	0	102,913
	2014	167,305	0	61,566	0	0	0	0	228,871
Marc Johnson CFO (B)	2016	51,784	0	29,249	0	0	0	0	81,033
	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
Robin Borley, SVP and Director (C)	2016	204,800	0	29,249	0	0	0	0	234,049
	2015	187,200	0	17,430	0	0	0	0	204,630
	2014	116,900	0	26,820	0	0	0	0	143,720
Brent Nykoliation, SVP (D)	2016	129,027	0	29,249	0	0	0	0	158,276
	2015	115,726	0	57,941	0	0	0	0	173,667
	2014	210,259	0	61,825	0	0	0	0	272,084
Richard E. Schler, Former CEO and Director (E)	2016	36,714	0	0	0	0	0	89,531	126,245
	2015	149,123	0	120,866	0	0	0	0	269,989
	2014	218,955	0	84,174	0	0	0	0	303,129
Peter Liabotis, Former CFO (F)	2016	26,609	0	0	0	0	0	35,516	62,125
	2015	103,327	0	44,617	0	0	0	0	147,944
	2014	210,055	0	58,755	0	0	0	0	268,810

(A)	On July 30, 2015, Mr. Scherba became the Chief Executive Officer, replacing Mr. Schler. The Company does not have an employment agreement with Mr. Scherba. Mr. Scherba receives a salary of CAD$10,275 per month.
(B)	On October 23, 2015, Mr. Johnson became the Chief Financial Officer, replacing Mr. Liabotis. The Company has a management company agreement with Mr. Johnson, who receives consulting fees of CAD$8,000 per month. His contract is for an indefinite term with a 3-month termination notice, which is subject to certain change of control provisions.
(C)	The Company does not have an employment agreement with Mr. Borley. Mr. Borley receives consulting fees of USD $16,400 per month.
(D)	The Company does not have an employment agreement with Mr. Nykoliation. Mr. Nykoliation receives a salary of CAD$13,700 per month.
(E)	Mr. Schler resigned as Chief Executive Officer in July 2015 and received a severance.
(F)	Mr. Liabotis was replaced as Chief Financial Officer in October 2015 and awarded a severance.

(1)	These amounts include salary and/or consulting fees paid during the year. No bonuses have been paid.
(2)	These values represent the calculated Black-Scholes theoretical value of granted options. It is important to note that these granted options may or may not ever be exercised. Whether granted options are exercised or not will be based primarily, but not singularly, on the Company’s future stock price and whether the granted options become “in-the-money”. If these granted options are unexercised and expire, the cash value or benefit to the above noted individuals is $nil.

Outstanding Stock Option Grants

Outstanding stock options granted to Named Executive Officers (“NEO’s”) as at June 30, 2016 are as follows:

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un-Exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Value Realized if Exercised ($)(1)	Option Expiration Date
Craig Scherba CEO, President and Director	350,000	0	0	0.30	0	July 1, 2016
	200,000	0	0	0.20	0	October 24, 2016
	200,000	0	0	0.21	0	December 1, 2016
	400,000	0	0	0.28	0	March 4, 2017
	750,000	0	0	0.21	0	February 27, 2018
	180,000	0	0	0.11	0	July 9, 2018
	500,000	0	0	0.18	0	January 10, 2019
	250,000	0	0	0.15	0	July 3, 2019
	470,000	0	0	0.20	0	February 26, 2020
	950,000	0	0	0.06	0	December 22, 2020
Marc Johnson CFO	750,000	0	0	0.06	0	December 22, 2020

Robin Borley, SVP and Directo	125,000	0	0	0.28	0	March 4, 2017
	75,000	0	0	0.21	0	February 27, 2018
	300,000	0	0	0.18	0	January 10, 2019
	350,000	0	0	0.20	0	February 26, 2020
	750,000	0	0	0.06	0	December 22, 2020
Brent Nykoliation, SVP	450,000	0	0	0.30	0	July 1, 2016
	200,000	0	0	0.20	0	October 24, 2016
	200,000	0	0	0.21	0	December 1, 2016
	350,000	0	0	0.28	0	March 4, 2017
	700,000	0	0	0.21	0	February 27, 2018
	175,000	0	0	0.11	0	July 9, 2018
	75,000	0	0	0.15	0	July 19, 2018
	400,000	0	0	0.18	0	January 10, 2019
	400,000	0	0	0.15	0	July 3, 2019
	450,000	0	0	0.20	0	February 26, 2020
	750,000	0	0	0.06	0	December 22, 2020
Richard E. Schler, Former CEO and Director	600,000	0	0	0.30	0	July 1, 2016
	675,000	0	0	0.29	0	July 13, 2016
	225,000	0	0	0.20	0	October 24, 2016
	200,000	0	0	0.21	0	December 1, 2016
	1,340,000	0	0	0.28	0	March 4, 2017
	650,000	0	0	0.21	0	February 27, 2018
	170,000	0	0	0.11	0	July 9, 2018
	200,000	0	0	0.15	0	July 19, 2018
	475,000	0	0	0.18	0	January 10, 2019
	1,100,000	0	0	0.15	0	July 3, 2019
	465,000	0	0	0.20	0	February 26, 2020
Peter Liabotis, Former CFO	350,000	0	0	0.30	0	July 1, 2016
	200,000	0	0	0.20	0	October 24, 2016
	200,000	0	0	0.21	0	December 1, 2016
	350,000	0	0	0.28	0	March 4, 2017
	550,000	0	0	0.21	0	February 27, 2018
	150,000	0	0	0.11	0	July 9, 2018
	500,000	0	0	0.18	0	January 10, 2019
	250,000	0	0	0.15	0	July 3, 2019
	450,000	0	0	0.20	0	February 26, 2020

(1)	Based on a closing price of $0.05 (CAD$0.065) on June 30, 2016 and presuming all options are exercised.

Outstanding Stock Appreciation Rights Grants
The Company had no stock appreciation rights as of June 30, 2016.

Outstanding Stock Awards at Year End
There were no outstanding stock awards as at June 30, 2016.

Options Exercises and Stocks Vested
No options were exercised and no stocks vested during the year ended June 30, 2016.

Grants of Plan-Based Awards
There were no grants of plan-based awards to a named executive officer during the year ended June 30, 2016.

Non-Qualified Deferred Compensation
The Company had no formalized deferred compensation plan as of June 30, 2016.

Other Compensation and Awards
The Company had no arrangements in place relating to the termination of employees or NEOs (i.e. no Golden Parachute Compensation) as of June 30, 2016.

Long-Term Incentive Plan Awards Table
There Company had no Long-Term Incentive Plans in place as of June 30, 2016.

Pension Benefits
The Company had no pension or retirement plans as of June 30, 2016.

Compensation of Directors
The following table summarizes compensation paid to or earned by our directors who are not Named Executive Officers for their service as directors of our company during the fiscal year ended June 30, 2016.  Other than stock options granted from time to time, directors currently receive no remuneration for their acting in such capacity.

Name and Principal Position	Salary & Consulting Fees ($)(1)	Bonus ($)	Option Awards ($)(2)	Stock Awards ($)	Non-Equity Incentive Plans ($)	Change in Pension Value & Non-Qualified Deferred Compensation ($)	Other Compensation & Severance ($)	Total ($)
John Sanderson, Chairman (A)	0	0	33,149	0	0	0	0	33,149
V. Peter Harder, Former Chairman (B)	0	0	33,149	0	0	0	0	33,149
Quentin Yarie, Director	20,033	0	29,249	0	0	0	0	49,282
Albert A. Thiess, Jr., Director	0	0	29,249	0	0	0	0	29,249
Dean Comand, Director	0	0	29,249	0	0	0	0	29,249
Dalton Larson, Director	0	0	29,249	0	0	0	0	29,249

(A)	Mr. Sanderson served as vice-chairman until his appointment as Chairman of the Board on March 23, 2016 upon the resignation of Mr. Harder.
(B)	Mr. Harder resigned as Chairman and Director on March 23, 2016.

(1)	These amounts include salary and/or consulting fees paid during the year. No bonuses have been paid.
(2)	These values represent the calculated Black-Scholes theoretical value of granted options. It is important to note that these granted options may or may not ever be exercised. Whether granted options are exercised or not will be based primarily, but not singularly, on the Company’s future stock price and whether the granted options become “in-the-money”. If these granted options are unexercised and expire, the cash value or benefit to the above noted individuals is $nil.

Outstanding stock options granted to directors who are not Named Executive Officers as at June 30, 2016 are as follows:

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un-Exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Value Realized if Exercised ($)(1)	Option Expiration Date
John Sanderson, Chairman	125,000	0	0	0.30	0	July 1, 2016
	50,000	0	0	0.20	0	October 24, 2016
	50,000	0	0	0.21	0	December 1, 2016
	100,000	0	0	0.28	0	March 4, 2017
	100,000	0	0	0.21	0	February 27, 2018
	25,000	0	0	0.11	0	July 9, 2018
	50,000	0	0	0.15	0	July 19, 2018
	400,000	0	0	0.18	0	January 10, 2019
	200,000	0	0	0.15	0	July 3, 2019
	350,000	0	0	0.20	0	February 26, 2020
	850,000	0	0	0.06	0	December 22, 2020
V. Peter Harder, Former Chairman	225,000	0	0	0.30	0	July 1, 2016
	25,000	0	0	0.20	0	October 24, 2016
	75,000	0	0	0.21	0	December 1, 2016
	100,000	0	0	0.28	0	March 4, 2017
	275,000	0	0	0.21	0	February 27, 2018
	25,000	0	0	0.11	0	July 9, 2018
	250,000	0	0	0.15	0	October 9, 2018
	250,000	0	0	0.18	0	January 10, 2019
	250,000	0	0	0.15	0	July 3, 2019
	300,000	0	0	0.20	0	February 26, 2020
	850,000	0	0	0.06	0	December 22, 2020
Quentin Yarie, Director	300,000	0	0	0.30	0	July 1, 2016
	50,000	0	0	0.20	0	October 24, 2016
	150,000	0	0	0.21	0	December 1, 2016
	300,000	0	0	0.28	0	March 4, 2017
	300,000	0	0	0.21	0	February 27, 2018
	100,000	0	0	0.11	0	July 9, 2018
	50,000	0	0	0.15	0	July 19, 2018
	425,000	0	0	0.18	0	January 10, 2019
	250,000	0	0	0.15	0	July 3, 2019
	350,000	0	0	0.20	0	February 26, 2020
	750,000	0	0	0.06	0	December 22, 2020
Albert A. Thiess, Jr., Director	180,000	0	0	0.23	0	May 23, 2017
	100,000	0	0	0.21	0	February 27, 2018
	25,000	0	0	0.11	0	July 9, 2018
	125,000	0	0	0.18	0	January 10, 2019
	195,000	0	0	0.20	0	February 26, 2020
	750,000	0	0	0.06	0	December 22, 2020
Dean Comand, Director	400,000	0	0	0.20	0	February 26, 2020
	750,000	0	0	0.06	0	December 22, 2020

Dalton Larson, Director	200,000	0	0	0.20	0	February 26, 2020
	750,000	0	0	0.06	0	December 22, 2020

(1)	Based on a closing price of $0.09 on June 30, 2015 and presuming all options are exercised.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of June 30, 2016 for (i) all compensation plans approved by the Company's security holders and (ii) all compensation plans not approved by the Company's security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, and warrants (#)	Weighted-average exercise price of outstanding options and warrants ($)	Number of securities remaining available for future under equity compensation plans (excluding securities reflected in column (a) (#)
Equity compensation plans approved by security holders	41,965,000	$0.18	1,035,000
Equity compensation plans not approved by security holders	--	--	--

The following table sets forth information as of June 30, 2016 for the equity compensation plans.

Group	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Grant Date	Additional Consideration to be Received Upon Exercise or Material Conditions required to Exercise	Option Exercise Price ($)	Option Expiration Date
Current Named Executive Officers (NEO) as of June 30, 2016	800,000	July 1, 2011	None	0.30	July 1, 2016
	0	July 13, 2012	None	0.29	July 13, 2016
	400,000	October 24, 2011	None	0.20	October 24, 2016
	400,000	December 1, 2011	None	0.21	December 1, 2016
	875,000	March 7, 2012	None	0.28	March 4, 2017
	0	May 23, 2012	None	0.23	May 23, 2017
	1,525,000	February 27, 2013	None	0.21	February 27, 2018
	355,000	July 9, 2013	None	0.11	July 9, 2018
	75,000	July 19, 2013	None	0.15	July 19, 2018
	0	October 9, 2013	None	0.13	October 9, 2018
	1,200,000	January 10, 2014	None	0.18	January 10, 2019
	650,000	July 3, 2014	None	0.15	July 3, 2019
	1,270,000	February 26, 2015	None	0.20	February 26, 2020
	3,200,000	December 22, 2015	None	0.06	December 22, 2020
Total	10,750,000

Current Directors as of June 30, 2016	775,000	July 1, 2011	None	0.30	July 1, 2016
	0	July 13, 2012	None	0.29	July 13, 2016
	300,000	October 24, 2011	None	0.20	October 24, 2016
	400,000	December 1, 2011	None	0.21	December 1, 2016
	925,000	March 7, 2012	None	0.28	March 4, 2017
	180,000	May 23, 2012	None	0.23	May 23, 2017
	1,325,000	February 27, 2013	None	0.21	February 27, 2018
	330,000	July 9, 2013	None	0.11	July 9, 2018
	100,000	July 19, 2013	None	0.15	July 19, 2018
	0	October 9, 2013	None	0.13	October 9, 2018
	1,750,000	January 10, 2014	None	0.18	January 10, 2019
	700,000	July 3, 2014	None	0.15	July 3, 2019
	2,315,000	February 26, 2015	None	0.20	February 26, 2020
	5,550,000	December 22, 2015	None	0.06	December 22, 2020
Total	14,650,000

Current Directors that are not Named Executive Officers (NEO) as of June 30, 2016	425,000	July 1, 2011	None	0.30	July 1, 2016
	0	July 13, 2012	None	0.29	July 13, 2016
	100,000	October 24, 2011	None	0.20	October 24, 2016
	200,000	December 1, 2011	None	0.21	December 1, 2016
	400,000	March 7, 2012	None	0.28	March 4, 2017
	180,000	May 23, 2012	None	0.23	May 23, 2017
	500,000	February 27, 2013	None	0.21	February 27, 2018
	150,000	July 9, 2013	None	0.11	July 9, 2018
	100,000	July 19, 2013	None	0.15	July 19, 2018
	0	October 9, 2013	None	0.13	October 9, 2018
	950,000	January 10, 2014	None	0.18	January 10, 2019
	450,000	July 3, 2014	None	0.15	July 3, 2019
	1,495,000	February 26, 2015	None	0.20	February 26, 2020
	3,850,000	December 22, 2015	None	0.06	December 22, 2020
Total	8,800,000

Group	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Grant Date	Additional Consideration to be Received Upon Exercise or Material Conditions required to Exercise	Option Exercise Price ($)	Option Expiration Date
Current Employees that are not Named Executive Officers (NEO) as of June 30, 2016	150,000	July 1, 2011	None	0.30	July 1, 2016
	0	July 13, 2012	None	0.29	July 13, 2016
	40,000	October 24, 2011	None	0.20	October 24, 2016
	15,000	December 1, 2011	None	0.21	December 1, 2016
	190,000	March 7, 2012	None	0.28	March 4, 2017
	0	May 23, 2012	None	0.23	May 23, 2017
	200,000	February 27, 2013	None	0.21	February 27, 2018
	5,000	July 9, 2013	None	0.11	July 9, 2018
	75,000	July 19, 2013	None	0.15	July 19, 2018
	0	October 9, 2013	None	0.13	October 9, 2018
	350,000	January 10, 2014	None	0.18	January 10, 2019
	375,000	July 3, 2014	None	0.15	July 3, 2019
	150,000	February 26, 2015	None	0.20	February 26, 2020
	0	December 22, 2015	None	0.06	December 22, 2020
Total	1,550,000

All Outstanding Options as of June 30, 2016	3,300,000	July 1, 2011	None	0.30	July 1, 2016
	1,650,000	July 13, 2012	None	0.29	July 13, 2016
	1,640,000	October 24, 2011	None	0.20	October 24, 2016
	1,785,000	December 1, 2011	None	0.21	December 1, 2016
	4,900,000	March 7, 2012	None	0.28	March 4, 2017
	180,000	May 23, 2012	None	0.23	May 23, 2017
	4,900,000	February 27, 2013	None	0.21	February 27, 2018
	1,080,000	July 9, 2013	None	0.11	July 9, 2018
	675,000	July 19, 2013	None	0.15	July 19, 2018
	250,000	October 9, 2013	None	0.13	October 9, 2018
	4,400,000	January 10, 2014	None	0.18	January 10, 2019
	4,275,000	July 3, 2014	None	0.15	July 3, 2019
	4,430,000	February 26, 2015	None	0.20	February 26, 2020
	8,500,000	December 22, 2015	None	0.06	December 22, 2020
Total	41,965,000

The Company has an authorized maximum of 43,000,000 stock options.

In addition, please note the following:

•	There are no associates of any such directors, executive officers, or nominees to that have or are to receive options or any other person who received or is to receive 5 percent of such options, warrants or rights.
•	All of the stock options in the above noted table are convertible into common stock.
•	The exercise price of all of the stock options noted above were based on the most recent closing price prior to the granting of the stock options.
•	There are no cashless or other provisions aside from the right for the holder of the stock option to exercise.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common shares as of September 28, 2016, by: (i) each person who is known by the Company to own beneficially more than 5% of our common shares; (ii) each current director of the Company; (iii) each current Named Executive Officers; and (iv) all directors and Named Executive Officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose.  These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include ordinary shares issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The Company believes that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

The “Number of Common Shares Beneficially Owned” is the sum of common shares outstanding (460,995,711) plus common share purchase warrants (65,242,431) plus common stock purchase options entitled to exercise (37,015,000).  The aggregate is 563,253,142 and is used as the denominator for the percentage calculation below.

Name, Principal Position and Address	Common Shares Owned (#)	Common Share Purchase Warrants (#)	Common Share Stock Purchase Options (#)	Number of Common Shares Beneficially Owned (#)	Percentage of Common Shares Beneficially Owned (%)
Goodman & Company, Investment Counsel Inc.,(4) 2100-1 Adelaide Street East, Ontario, Canada	89,231,000	0	0	89,231,000	15.8%
VR Capital Group Ltd., Dubai International Financial Centre, Gate Village 4, Suite 402, Dubai, UAE	40,509,520	1,667,000(1)	0	42,176,520	7.5%
JP Morgan & Co., (5) 270 Park Avenue, New York, NY 10017	25,178,410	0	0	25,178,410	4.5%
Craig Scherba, CEO, President & Director 1480 Willowdown Road, Oakville, ON, Canada	0	0	4,250,000	4,250,000	0.7%
Marc Johnson, CFO 59 East Liberty Street, Toronto, ON, Canada	0	0	750,000	750,000	0.1%
Brent Nykoliation, SVP Corporate Development 161 Fallingbrook Road, Toronto, ON, Canada	0	0	4,150,000	4,150,000	0.7%
John Sanderson, Chairman of the Board & Director 1721-27th Street, West Vancouver, BC, Canada	0	0	2,300,000	2,300,000	0.4%
Robin Borley, SVP Mine Development & Director Waterfall Country Estate, Gauteng, South Africa	0	2,787,857(2)	1,600,000	4,387,857	0.8%
Quentin Yarie, Director 196 McAllister Road, North York, ON, Canada	0	0	3,025,000	3,025,000	0.5%
Albert A. Thiess, Jr., Director 8 Lawson’s Pond Court, Bluffton, SC, USA	70,000	0	1,375,000	1,445,000	0.2%
Dean Comand, Director 131 Garden Avenue, Ancaster, ON, Canada	0	0	1,150,000	1,150,000	0.2%
Dalton Larson, Director 3629 Canterbury Drive, Surrey, BC , Canada	0	100,000(3)	950,000	1,050,000	0.2%
All Directors and Named Executive Officers as a group	70,000	2,887,857	19,550,000	22,507,857	4.0%

(1)	These warrants expire May 4, 2018 and have an exercise price of $0.14.
(2)	These warrants expire April 11, 2018 and have an exercise price of $0.11.
(3)	These warrants expire January 31, 2017 and have an exercise price of $0.18.
(4)	The control person is Brett Whalen, Vice President and Portfolio Manager.
(5)	The control person is Neil Gregson, Portfolio Manager, Natural Resources Fund, J.P. Morgan Asset Management.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as noted under the section “Compensation of Executives” and below, none of the following parties has any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction with us that has or will materially affect us: (1) any of our directors or officers;  (2) any person proposed as a nominee for election as a director; (3) any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; (4) any of our promoters;  and (5) any relative or spouse of any of the foregoing persons who has the same house as such person.

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

The following related party transactions occurred during the year ended June 30, 2016:
a)	The Company incurred $68,293 in general and administrative costs (June 30, 2015: $98,595) from a public company related by common management, Red Pine Exploration Inc. (TSX.V: "RPX"). During the year the Company forgave the $68,293 in general and administrative costs as a result of a cost settlement agreement between the Companies. The accounts payable balance for general and administrative costs due to RPX was $nil at the end of the year (June 30, 2015: $24,048).
b)	The Company incurred $556,982 in mineral exploration, management and consulting fees paid or accrued directly to directors and officers or to companies under their control (June 30, 2015: $629,204). The accounts payable balance for these expenditures was $42,000 at the end of the year (June 30, 2015: $nil).
c)	The Company incurred $125,047 in severance costs paid or accrued directly to former officers. The accounts payable balance for these costs was $34,010 at the end of the year (June 30, 2015: $46,292).
d)	The Company incurred $nil in mineral exploration from a mining and engineering firm for which one of the Company’s Director services as a senior officer and director (June 30, 2015: $1,927,797), which is included in mineral exploration expenses.
e)	The Company granted 7,900,000 common stock purchase options to directors and officers of the Company (June 30, 2015: 6,680,000). These common stock purchase options were valued at $308,092 using the Black-Scholes option pricing model (June 30, 2015: $438,035), which is included in stock-based compensation.
f)	The Company received a principal repayment of $76,450 (June 30, 2015: $nil) during the year from MacDonald Mines Exploration Ltd. (TSXV: BMK), a company related by way of common management, for an outstanding loan.

ITEM 14. - PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board considers that the work done in the year ended June 30, 2016 by our company’s external auditors, MNP LLP is compatible with maintaining MNP LLP.  All of the work expended by MNP LLP on our June 30, 2016 audit was attributed to work performed by MNP LLP’s full-time, permanent employees.

Audit Fees: The aggregate fees, including expenses, billed by the Company’s auditor in connection with the audit of our financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-K and our quarterly reports on Form 10-Q during the fiscal year ending June 30, 2016 was CAD$81,855 (June 30, 2015: CAD$40,000).

Audit-Related Fees:  The aggregate fees, including expenses, billed by the Company’s auditor for services reasonably related to the audit for the year ended June 30, 2016 were $nil (June 30, 2015: CAD$8,230).

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its auditor during year ended June 30, 2016 was CAD$22,898 (June 30, 2015: $nil).

ITEM 15. – EXHIBITS

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

Dated: September 28, 2016

 By: /s/ Craig Scherba
Name:  Craig Scherba
Title:  Chief Executive Officer and Director

Dated: September 28, 2016

By: /s/ Marc Johnson
Name:  Marc Johnson
Title:  Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Dated: September 28, 2016

By: /s/ Craig Scherba
Name:  Craig Scherba
Title:  Chief Executive Officer, Director

By: /s/ John Sanderson
Name:  John Sanderson
Title:  Chairman of the Board, Director

By: /s/ Marc Johnson
Name:  Marc Johnson
Title:  Chief Financial Officer (Principal Accounting Officer)

By: /s/ Robin Borley
Name:  Robin Borley
Title:  SVP, Mine Development, Director

By: /s/ Quentin Yarie
Name:  Quentin Yarie
Title:  Director

By: /s/ Albert A. Thiess, Jr.
Name:  Albert A. Thiess, Jr.
Title:  Director

By: /s/ Dean Comand
Name:  Dean Comand
Title:  Director

By: /s/ Dalton Larson
Name:  Dalton Larson
Title:  Director

ENERGIZER RESOURCES INC.
(An Exploration Stage Company)

Consolidated Financial Statements

For the years ended June 30, 2016 and 2015

(Expressed in US Dollars)

Report of Independent Registered Public Accounting Firm

To the Board or Directors and Shareholders of Energizer Resources Inc.

We have audited the accompanying consolidated balance sheets of Energizer Resources Inc. as of June 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency), and cash flows for the years then ended. Energizer Resources Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energizer Resources Inc. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Chartered Professional Accountants Licensed Public Accountants

Mississauga, Canada
September 28, 2016

Energizer Resources Inc.
Consolidated Balance Sheets
(Expressed in US Dollars)

	June 30, 2016	June 30, 2015
Assets
Current Assets:
Cash and cash equivalents	544,813	779,118
Marketable securities (note 4)	-	7,615
Amounts receivable	13,955	49,484
Prepaid expenses	11,545	16,032
Loan to related party (note 7)	-	76,450
Total current assets	570,313	928,699

Equipment (note 5)	21,911	78,513

Total Assets	592,224	1,007,212

Liabilities and Stockholders' Deficiency
Liabilities
Current Liabilities:
Accounts payable (note 7)	215,391	95,580
Accrued liabilities	24,743	283,952
Contingency provision (note 16)	182,742	190,087
Warrant liability (note 13)	111,049	844,851

Total Liabilities	533,925	1,414,470

Stockholders' Equity (Deficiency)
Common stock	364,932	309,385
650,000,000 shares authorized, $0.001 par value, 364,931,425 issued and outstanding (June 30, 2015: 309,384,670) (note 10)
Additional paid‑in capital (note 10)	93,654,114	91,614,714
Accumulated comprehensive loss	-	(4,323)
Accumulated deficit	(93,960,747)	(92,327,034)

Total Stockholders' Equity (Deficiency)	58,299	(407,258)

Total Liabilities and Stockholders' Equity (Deficiency)	592,224	1,007,212

The accompanying notes are an integral part of these consolidated financial statements.

Nature of Operations and Going Concern (note 1)

Mineral Properties (note 6)

Subsequent Event (note 18)

Energizer Resources Inc.
Consolidated Statements of Operations and
Comprehensive Loss
(Expressed in US Dollars)

	Year ended June 30, 2016	Year ended June 30, 2015

Revenues	$-	$-
Expenses
Mineral exploration expense (notes 6, 7 and 15)	812,477	4,551,286
Professional and consulting fees (note 7)	811,704	629,817
General and administrative (note 7)	279,097	863,124
Stock‑based compensation (notes 7)	331,491	627,264
Depreciation (note 5)	56,602	47,872
Interest (note 9)	11,371	-
Foreign currency translation loss (gain)	106,036	208,194

Total expenses	2,408,778	6,927,557
Net Loss From Operations	(2,408,778)	(6,927,557)
Other Income (Expenses)
Investment income	623	10,111
Reduction of flow-through premium (note 8)	-	37,145
Reduction (increase) of flow-through provision (note 16)	-	(190,087)
Gain on legal settlement (note 16)	59,556	-
Gain (loss) on sale of marketable securities (note 4)	(18,916)	12,278
Change in value of warrant liability (note 13)	733,802	985,300

Net Loss	$(1,633,713)	$(6,072,810)

Unrealized gain (loss) from marketable securities	-	(816)
Realized gain (loss) from marketable securities in net loss	4,323	(12,278)

Comprehensive Loss	$(1,629,390)	$(6,085,904)
Loss per share – basic and diluted	$(0.00)	$(0.02)
Weighted average shares outstanding (note 14)	343,243,652	294,044,398

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Year ended June 30, 2016	Year ended June 30, 2015
Operating Activities
Net loss	$(1,633,713)	$(6,072,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56,602	47,872
Stock‑based compensation	331,491	627,264
Gain (loss) on sale of marketable securities	8,068	(12,278)
Change in value of warrant derivative liability	(733,802)	(985,300)
Impairment of related party loan	-	53,603
Non-cash mineral property payments	-	100,000
Reduction of flow-through premium liability	-	(37,145)

Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	40,016	365,080
Accounts payable and accrued liabilities	(139,398)	(1,247,005)
Contingency provision	(7,345)	-

Net cash used in operating activities	(2,078,081)	(7,160,719)

Investing Activities
Loan to related party	76,450	(35,541)
Proceeds from sale of marketable securities	3,870	61,847

Net cash provided by investing activities	80,320	26,306

Financing Activities
Proceeds from issuance of common stock, net of issue costs	1,763,456	6,591,097
Exercise of warrants	-	72,051

Net cash provided by financing activities	1,763,456	6,663,148

Cash and Cash Equivalents
Net decrease in cash and cash equivalents	(234,305)	(471,265)
Cash and cash equivalents ‑ beginning of year	779,118	1,250,383
Cash and cash equivalents ‑ end of year	$544,813	$779,118

Supplemental Disclosures:
Issuance of common stock for mineral properties	-	$100,000
Interest Received	$11,371	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc.
Consolidated Statement of Stockholder’s Equity (Deficiency)
(Expressed in US Dollars)

	Shares #	Common Stock $	Additional Paid-In Capital $	Accumulated Comprehensive Income (Loss) $	Accumulated Deficit $	Total $
Balance ‑ June 30, 2014	268,627,603	268,627	84,265,060	8,771	(86,254,224)	(1,711,766)

Private placement of common shares subscribed	39,185,714	39,186	5,348,814	-	-	5,388,000
Cost of issue of private placement of common shares subscribed	-	-	(440,923)	-	-	(440,923)
Private placement of special warrants subscribed	-	-	2,019,947	-	-	2,019,947
Cost of issue of private placement of special warrants subscribed	-	-	(375,927)	-	-	(375,927)
Issuance of common stock for mineral property	1,000,000	1,000	99,000	-	-	100,000
Stock‑based compensation	-	-	627,264	-	-	627,264
Issuance of shares to exercise warrants	571,353	572	71,479	-	-	72,051
Realized loss on marketable securities	-	-	-	(12,278)	-	(12,278)
Accumulated comprehensive loss	-	-	-	(816)	-	(816)
Net loss for the year	-	-	-	-	(6,072,810)	(6,072,810)

Balance ‑ June 30, 2015	309,384,670	309,385	91,614,714	(4,323)	(92,327,034)	(407,258)

Private placement of common shares subscribed	14,200,000	14,200	516,473	-	-	530,673
Private placement of common shares subscribed	6,437,900	6,438	322,539	-	-	328,977
Private placement of common shares subscribed	3,207,857	3,208	169,425	-	-	172,633
Private placement of common shares subscribed	11,150,000	11,150	771,580	-	-	782,730
Cost of issue of private placement of common shares subscribed	-	-	(51,557)	-	-	(51,557)
Conversion of Special Warrants into common shares	20,550,998	20,551	(20,551)	-	-	-
Stock‑based compensation	-	-	331,491	-	-	331,491
Loss on marketable securities	-	-	-	(3,745)	-	(3,745)
Reclassified loss to profit or loss	-	-	-	8,068	-	8,068
Net loss for the year	-	-	-	-	(1,633,713)	(1,633,713)

Balance ‑ June 30, 2016	364,931,425	364,932	93,654,114	-	(93,960,747)	58,299

The accompanying notes are an integral part of these consolidated financial statements.

Energizer Resources Inc.
Notes to Consolidated Financial Statements
For the years ended June 30, 2016 and 2015
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

During fiscal 2008, the Company incorporated Energizer Resources (Mauritius) Ltd. (“ERMAU”), a Mauritius subsidiary, and Energizer Resources Madagascar Sarl. (“ERMAD”), a Madagascar subsidiary of ERMAU.  During fiscal 2009, the Company incorporated THB Ventures Ltd. (“THB”), a Mauritius subsidiary of ERMAU, and Energizer Resources Minerals Sarl. (“ERMIN”), a Madagascar subsidiary of THB, which holds the 100% ownership interest of the Green Giant Property in Madagascar (see note 6).  During fiscal 2012, the Company incorporated Madagascar‑ERG Joint Venture (Mauritius) Ltd. (“ERGJVM”), a Mauritius subsidiary of ERMAU, and ERG (Madagascar) Sarl. (“ERGMAD”), a Madagascar subsidiary of ERGJVM, which holds the Malagasy Joint Venture Ground  (see note 6).  During fiscal 2014, the Company incorporated 2391938 Ontario Inc., an Ontario, Canada subsidiary.

As of June 30, 2016, the Company had accumulated losses of $93,960,748 (June 30, 2015: $92,327,034) and as such, there is substantial doubt regarding the Company's ability to continue as a going concern.

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

Marketable Securities

The Company classifies and accounts for debt and equity securities in accordance with ASC Topic 320, "Accounting for Certain Investments in Debt and Equity Securities".  The Company has classified all of its marketable securities as available for sale, thus securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, are included as a separate component of stockholders’ equity, titled accumulated comprehensive loss. When an unrealized loss is classified as being other than temporary, it is expensed within the statement of operations and comprehensive loss.

Equipment

Equipment is recorded at cost, less accumulated depreciation, and consists of exploration equipment.  Depreciation is computed on a straight line basis over 3 years, which coincides with its estimated useful life.

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

2. Significant Accounting Policies (Continued)

Warrant Liability

The Company accounts for its derivative instruments not indexed to its stock as either assets or liabilities and carries them at fair value. Derivatives that are not defined as hedges must be adjusted to fair value through earnings. The Company has issued stock purchase warrants with exercise prices denominated in a currency other than its functional currency of U.S. dollars.  As a result, these warrants were no longer considered to be solely indexed to the Company's common stock. Therefore, these warrants are classified as liabilities under the caption "warrant liability" and recorded at estimated fair value at each reporting date, computed using the Binomial valuation method. Changes in the liability from period to period are recorded in the statements of operations under the caption "change in value of warrant liability".  The Company records the change in fair value of the warrant liability as a component of other income and expense on the statement of operations as it is believed the amounts recorded relate to financing activities and not as a result of our operations.

Comprehensive Income / (Loss)

ASC Topic 220, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income, its components and accumulated balances.

Foreign Currency Translation

The Company's functional and reporting currency is United States Dollars.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC Topic 830, "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the consolidated statements of operations and comprehensive loss.

Long Lived Assets

In accordance with ASC Topic 360, "Accounting for Impairment or Disposal of Long Lived Assets", the carrying value of intangible assets and other long lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Basic and Diluted Net Income / (Loss) Per Share

The Company computes net earnings / (loss) per share in accordance with ASC Topic 260, "Earnings per Share".  ASC Topic 260 requires presentation of basic and diluted earnings per share ("EPS") on the consolidated statement of operations and comprehensive loss.  Basic EPS is computed by dividing net income / (loss) (numerator) by the weighted average number of shares outstanding (denominator) during the year.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the year using the treasury stock method and the "if converted" method for convertible instruments.  In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti-dilutive.

Stock-Based Compensation

The Company has a Stock Option Plan (see Note 11).  All stock based awards granted are accounted for using the fair value based method, using the more reliable measure of value of services and Black Scholes pricing model.  The fair value of stock options granted is recognized as an expense within the consolidated statements of operations and comprehensive loss and a corresponding increase in additional paid in capital.  Any consideration paid by eligible participants on the exercise of stock options is credited to common stock.  The additional paid in capital amount associated with stock options is transferred to common stock upon exercise.

2. Significant Accounting Policies (Continued)

Income Taxes

The Company has adopted Topic 740 "Accounting for Income Taxes" which is required to compute tax asset benefits for net operating losses carried forward. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse.  A valuation allowance is provided if it is more likely than not that some of all of the deferred tax asset will not be realized.  Potential benefits of net operating losses have not been recognized in these consolidated financial statements as the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.  Management does not believe unrecognized tax benefits will significantly change within one year of the balance sheet date.  Interest and penalties related to income tax matters are recognized in income tax expense.  As of June 30, 2016, there was no interest or penalties related to uncertain tax positions.

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

Financial Instruments

The fair value of cash and cash equivalents, marketable securities, loan to related parties and accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short term maturity of these financial instruments.  The Company's exploration operations are in Madagascar and Canada, which result in exposure to market risks from changes in foreign currency rates.  Financial risk is the risk to the Company's operations that arise from movements in foreign exchange rates and the degree of volatility of these rates.

Fair Value of Financial Instruments Hierarchy

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Cash and cash equivalents and marketable securities were in Level 1 within the fair value hierarchy.  The three levels are as follows:

•	Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 includes marketable securities such as listed equities and U.S. government treasury securities.
•	Level 2 - Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using industry standard models or other valuation methodologies. These models consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, current market and contractual prices for the underlying instruments as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include the warrant liability.
•	Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers' needs. At each balance sheet date, the Company performs an analysis of all instruments subject to ASC Topic 820 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

3. Recent Accounting Pronouncements Potentially Affecting The Company

The following are recent FASB accounting pronouncements, which may have an impact on the Company's future consolidated financial statements.

•	"Presentation of Financial Statements Going Concern (ASC Topic 205‑40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014‑15") was issued during August 2014. FASB issued guidance on how to account for and disclose going concern risks. This guidance is effective for annual periods beginning after December 15, 2016.
•	“Leases” (ASU 2016-02) was issued during February 2016. This update will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual and interim periods beginning after December 15, 2018.
•	“Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09) was issued in March 2016. This new standard provided guidance for the simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This standard is effective for annual periods beginning after December 15, 2016.

The Company continues to evaluate the impact of ASU 2014‑15, ASU 2016-02 and ASU 2016-09 on its consolidated financial statements.

4. Marketable Securities

Marketable securities consist of available‑for‑sale securities over which the Company does not have significant influence or control.

During the year ended, the Company disposed of its remaining marketable securities and realized a loss $18,916 included in profit or loss (2015: gain of $12,278).

As at June 30, 2016, there was $nil invested in public companies (June 30, 2015: $7,615).

5. Equipment

The Company owns exploration equipment.  For the year ended June 30, 2016, the depreciation expense totaled $56,602 (June 30, 2015: $47,872).

	Equipment Cost $	Accumulated Depreciation $	Net Book Value $

Balance June 30, 2014	195,561	69,176	126,385

Add: Depreciation		47,872

Balance June 30, 2015	195,561	117,048	78,513

Add: Depreciation		56,602

Balance June 30, 2016	195,561	173,650	21,911

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

On April 16, 2014, the Company signed a Sale and Purchase Agreement and a Mineral Rights Agreement (together “the Agreements”) with Malagasy to acquire the remaining 25% interest.  Pursuant to the Agreements, the Company paid $364,480 (CAD$400,000), issued 2,500,000 common shares subject to a 12 month voluntary vesting period that were valued at $325,000 and issued 3,500,000 common share purchase warrants, which were valued at $320,950 using Black‑Scholes, with an exercise price of $0.14 and an expiry date of April 15, 2019.  On May 20, 2015 and upon completion of a bankable feasibility study (“BFS”) for the Molo Graphite Property, the Company paid $546,000 (CAD$700,000) and issued 1,000,000 common shares, which were valued at $100,000.

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

On July 9, 2009, the Company acquired the remaining 25% interest by paying $100,000.  MMR retains a 2% NSR. The first 1% NSR can be acquired at the Company's option by paying $500,000 in cash or common shares and the second 1% NSR can be acquired at the Company’s option by paying $1,000,000 in cash or common shares.

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

On February 28, 2014, the Company signed an agreement to sell a 35% interest in the Sagar property to Honey Badger Exploration Inc. (“Honey Badger”), a public company that is a related party through common management.  The terms of the agreement were subsequently amended on July 31, 2014 and again on May 8, 2015.  To earn the 35% interest, Honey Badger was required to complete a payment of $36,045 (CAD$50,000) by December 31, 2015, incur exploration expenditures of $360,450 (CAD$500,000) by December 31, 2016 and issue 20,000,000 common shares to the Company by December 31, 2015.  Honey Badger did not complete the earn-in requirements by December 31, 2015 resulting in the termination of the option agreement.

7. Related Party Transactions and Balances

The Company had related party transactions during the year.  Parties are related if one party has the direct or indirect ability to control or exercise significant influence over the other party in making operating and financial decisions.  Parties are also related if they are subject to common control or common significant influence.  Related parties include corporate entities, members of the Board of Directors and certain key management as well as companies controlled by these individuals.

A transaction is considered to be a related party transaction when there is a transfer of economic resources or financial obligations between related parties. Related party transactions that are in the normal course of business and have commercial substance are measured at the fair value.

The following related party transactions occurred during the year ended June 30, 2016:

a)	The Company incurred $68,293 in general and administrative costs (June 30, 2015: $98,595) from a public company related by common management, Red Pine Exploration Inc. (TSX.V: "RPX"). During the year the Company forgave the $68,293 in general and administrative costs as a result of a cost settlement agreement between the Companies. The accounts payable balance for general and administrative costs due to RPX was $nil at the end of the year (June 30, 2015: $24,048).
b)	The Company incurred $556,982 in mineral exploration, management and consulting fees paid or accrued directly to directors and officers or to companies under their control (June 30, 2015: $629,204). The accounts payable balance for these expenditures was $42,000 at the end of the year (June 30, 2015: $nil).
c)	The Company incurred $125,047 in severance costs paid or accrued directly to former officers. The accounts payable balance for these costs was $34,010 at the end of the year (June 30, 2015: $46,292).
d)	The Company incurred $nil in mineral exploration from a mining and engineering firm for which one of the Company’s Director services as a senior officer and director (June 30, 2015: $1,927,797), which is included in mineral exploration expenses.
e)	The Company granted 7,900,000 common stock purchase options to directors and officers of the Company (June 30, 2015: 6,680,000). These common stock purchase options were valued at $308,092 using the Black-Scholes option pricing model (June 30, 2015: $438,035), which is included in stock-based compensation.
f)	The Company received a principal repayment of $76,450 (June 30, 2015: $nil) during the year from MacDonald Mines Exploration Ltd. (TSXV: BMK), a company related by way of common management, for an outstanding loan.

8. Deferred Premium on Flow-Through Shares

The premium received by the Company for issuing flow-through shares, which are priced in excess of the market value of its common shares, is initially recognized as a financial liability.  The flow-through premium liability is subsequently reduced on a pro‑rata basis as eligible Canadian Exploration Expenditures (“CEEs”) are incurred.

	June 30, 2016 $	June 30, 2015 $

Deferred premium, beginning of year	-	37,145
Recognition of deferred premium on issuance of flow-through shares	-	-
Reduction of deferred premium as CEEs are incurred	-	(37,145)

Deferred premium, end of year	-	-

9. Short-Term Loan

On March 30, 2016, the Company received a short-term loan consisting of a $115,500 (CAD$150,000) debenture, which was secured against all assets of the Company and matured on June 29, 2016 plus interest and fees totaling $11,371 (CAD$15,000).  The debenture was repaid in full prior to maturity.

10. Common Stock and Additional Paid‑in Capital

The authorized share capital of the Company is 650,000,000 shares with a $0.001 par value, of which 640,000,000 will be deemed as common shares.   As of June 30, 2016, the Company had 364,931,425 common shares issued and outstanding (June 30, 2015:  309,384,670).

The Company issued the following common shares during the year ended June 30, 2016:

(a)	On July 31, 2015, a total of 20,550,998 special common share purchase warrants with no exercise price were converted into one common share and one half one common share purchase warrants with an exercise price of $0.14 and an expiry date of May 4, 2018 (see also note 12). As a result, a total of 20,550,998 common shares and 10,275,499 common share purchase warrants were issued.
(b)	On October 7, 2015, the Company closed a private placement offering of 14,200,000 units (the “Units”) at a price of $0.04 (CAD$0.05) per unit, representing aggregate gross proceeds of $530,673 (CAD$710,000). Each Unit consisted of one common share of the Company and one half of one common share purchase warrant (each whole common share purchase warrant, a “Warrant”). Each Warrant entitles the holder to purchase one common share at a price of $0.07 per common share until October 6, 2017.
(c)	On February 4, 2016, the Company closed a private placement offering of 6,437,900 units (the “Units”) at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $328,977 (CAD$450,653). Each Unit consisted of one common share of the Company and one common share purchase warrant (a “Warrant”). Each Warrant entitles the holder to purchase one common share at a price of $0.11 per common share until February 4, 2018.
(d)	On April 11, 2016, the Company closed a private placement offering of 3,207,857 units (the “Units”) at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $172,633 (CAD$224,550). Each Unit consisted of one common share of the Company and one common share purchase warrant (a “Warrant”). Each Warrant entitles the holder to purchase one common share at a price of $0.11 per common share until April 11, 2018.
(e)	On May 17, 2016, the Company closed a private placement offering of 11,150,000 common shares at a price of $0.07 (CAD$0.09) for aggregate gross proceeds of $782,730 (CAD$1,003,500).

The Company issued the following common shares during the year ended June 30, 2015:
(f)On September 18, 2014 a total of 571,353 broker common share purchase warrants were exercised at $0.11 per share for proceeds of $72,051.
(g)	On September 26, 2014 the Company closed a private placement raising a total of $4,800,000. The Company issued 34,285,714 common shares at a price of $0.14. The Company paid fees, including commissions, legal fees and TSX fees of $413,225 and issued 1,928,571 compensation common share purchase warrants at an exercise price of $0.14 and an expiry date of September 26, 2016.
(h)	On December 16, 2014 the authorized capital of the Company was increased from an aggregate of four hundred fifty million (450,000,000) shares to six hundred fifty million (650,000,000) shares, par value of $0.001 per share, of which 640,000,000 will be deemed common shares and the remaining 10,000,000 will be deemed eligible to be divisible into classes, series and types as designated by the board of directors.
(i)	On December 30, 2014 the Company closed a private placement raising a total of $588,000. The Company issued 4,900,000 common shares at a price of $0.12. The Company paid fees, including commissions, legal fees and TSX fees of $27,698 and issued 147,000 compensation common share purchase warrants at an exercise price of $0.12 and an expiry date of December 30, 2016.

10. Common Stock and Additional Paid‑in Capital (Continued)
(j)	On May 4, 2015 the Company closed a private placement offering (the “Offering”) of 20,550,998 special warrants (“Special Warrants”) at a price of CAD$0.12 per Special Warrant, representing aggregate gross proceeds of $2,019,947 (CAD$2,466,120). Each Special Warrant entitles the holder, for no additional consideration, to acquire one unit (“Unit”) of the Company, with each Unit comprised of one common share of the Company and one‑half of one common share purchase warrant ("Warrant"). Each full Warrant entitles the holder to purchase one common share at a price of US$0.14 per common share until May 4, 2018. The Company paid fees, including commissions, legal fees and TSX fees of $375,927. On July 31, 2015, each of these Special Warrants were converted into one common share and one half one common share purchase warrant with an exercise price of $0.14 and an expiry date of May 4, 2018.
(k)	On May 20, 2015, the Company issued 1,000,000 shares of common stock at $0.10 per share valued at $100,000 as consideration for the Sale and Purchase Agreement and a Mineral Rights Agreements with Malagasy (note 6).

11. Stock Options

The Company’s Stock Option Plan is restricted to a maximum of 43,000,000 common stock purchase options.

As of June 30, 2016 there were 41,965,000 common stock purchase options outstanding with a weighted average expiration of 2.28 years.  All the outstanding common stock purchase options vested on their grant date.

Grant Date	Expiration Date	Notes	Exercise Price	Number of Options
July 1, 2011	July 1, 2016		$0.30	3,300,000
July 13, 2012	July 13, 2016		$0.29	1,650,000
October 24, 2011	October 24, 2016		$0.20	1,640,000
December 1, 2011	December 1, 2016		$0.21	1,785,000
March 7, 2012	March 4, 2017		$0.28	4,900,000
May 23, 2012	May 23, 2017		$0.23	180,000
February 27, 2013	February 27, 2018		$0.21	4,900,000
July 9, 2013	July 9, 2018		$0.11	1,080,000
September 19, 2013	July 19, 2018		$0.15	675,000
October 9, 2013	October 9, 2018		$0.13	250,000
January 10, 2014	January 10, 2019		$0.18	4,400,000
July 3, 2014	July 3, 2019		$0.15	4,275,000
February 26, 2015	February 26, 2020		$0.20	4,430,000
December 22, 2015	December 22, 2020	(a)	$0.06	8,500,000
Total Outstanding				41,965,000

(a)	On December 22, 2015, the Company issued 8,500,000 stock options at an exercise price of $0.06 and an expiry date of December 22, 2020. The stock options were valued at $331,491 using the Black-Scholes pricing model with the following assumptions: risk free rate – 0.74%; expected volatility – 91%; dividend yield – NIL; and expected life – 5 years. These stock options vested on the grant date.

The following is a continuity schedule of the Company's outstanding common stock purchase options from prior periods:

	Weighted-Average Exercise Price ($)	Number of Stock Options
Outstanding as of June 30, 2014	0.23	28,470,000
Granted	0.17	9,280,000
Exercised	-	-
Expired	0.21	(2,385,000)

Outstanding as of June 30, 2015	0.22	35,365,000
Granted	0.06	8,500,000
Exercised	-	-
Expired	0.23	(1,900,000)

Outstanding as of June 30, 2016	0.18	41,965,000

12. Warrants

As of June 30, 2016, there were 65,242,431 common share purchase warrants outstanding with a weighted average expiration of 1.1 years.

Issued Date	Expiration Date	Notes	Exercise Price	Number of Warrants
September 26, 2014	September 26, 2016		$0.14	1,928,571
November 15, 2012	November 15, 2016	(a)	$0.18	2,903,571
December 30, 2014	December 30, 2016		$0.12	147,000
January 14, 2014	January 14, 2017	(b)	$0.14	29,152,033
January 31, 2014	January 31, 2017	(b)	$0.14	590,000
October 7, 2015	October 6, 2017	(c)	$0.07	7,100,000
July 31, 2015	May 4, 2018	(d)	$0.14	10,275,499
February 4, 2016	February 4, 2018	(e)	$0.11	6,437,900
April 11, 2016	April 11, 2018	(f)	$0.11	3,207,857
June 23, 2014	April 15, 2019		$0.14	3,500,000
Total Outstanding				65,242,431

(a)	On December 24, 2013, the Company re‑priced and extended the term of the common share purchase warrants from an original expiry date of November 15, 2015 with an exercise price of $0.23 to November 15, 2016 with an exercise price of $0.18.
(b)	These warrants were issued at a $0.18 CAD exercise price (see note 13).
(c)	These warrants were issued on October 7, 2015 as part of a private placement (see note 10).
(d)	These warrants were issued on July 31, 2015 as part of the conversion of special common share purchase warrants (see note 10).
(e)	These warrants were issued on February 4, 2016 as part of a private placement (see note 10).
(f)	These warrants were issued on April 11, 2016 as part of a private placement (see note 10).

The following is the continuity schedule of the Company's common share purchase warrants from prior periods:

	Weighted-Average Exercise Price ($)		Number of Warrants
Outstanding as of June 30, 2014	0.16	*	42,555,729
Issued	0.01		22,626,569
Exercised	0.11	*	(571,353)
Expired	0.19	*	(992,028)

Outstanding as of June 30, 2015	0.10	*	63,618,917
Issued	0.11		27,021,256
Exercised	-		(20,550,998)
Expired	0.12	*	(4,846,744)

Outstanding as of June 30, 2016	0.13	*	65,242,431

* Amount represents the converted USD exercise price

13. Warrant Derivative

The warrants expiring in January 2017 were issued in a currency other than the Company’s functional currency and therefore, in accordance with ASC 815 Derivatives and Hedging, are considered a derivative instrument and recorded on the balance sheet as a warrant liability. The fair value of the warrant liability was estimated on the date of issue and is re-measured at each reporting period using a binomial model until expiration or exercise of the underlying warrants.

The fair value of the warrant liability was estimated using the following model inputs:

	Year Ended June 30, 2016	Year Ended June 30, 2015

Exercise price	$0.14	$0.14
Risk free rate	0.50%	1.53%
Expected volatility	88%	93.7%
Expected dividend yield	Nil	Nil
Expected life (in years)	0.55	1.48
Beginning balance, derivative warrant liability	$844,851	$1,830,151
Gain on change in fair value of derivative warrant liability	(733,802)	(985,300)
Ending balance, derivative warrant liability	$111,049	$844,851

14. Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common shares outstanding during the reporting period.  Diluted loss per share and the weighted average number of shares of common stock excludes all potentially dilutive shares since their effect is anti‑dilutive.

As of June 30, 2016, there was a total of 107,207,431 potentially dilutive warrants and options outstanding (June 30, 2015: 98,983,917).

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

The following is the segmented information by geographic region:

Mineral Exploration Expense	Madagascar $	Canada $	Total $
Year ended June 30, 2016	747,315	65,162	812,477
Year ended June 30, 2015	2,852,214	1,699,072	4,551,286

Cash and Equivalents	Madagascar $	Canada $	Total $
As of June 30, 2016	29,239	515,574	544,813
As of June 30, 2015	65,299	713,819	779,118

16. Contingency Provision and Legal Settlement

(a)	During fiscal 2014, the Company issued 17,889,215 flow-through shares to eligible Canadian taxpayer subscribers with contractual commitments for the Company to incur $3,812,642 in eligible Canadian Exploration Expenditures (“CEEs”) by December 31, 2014 as per the provision of the Income Tax Act of Canada. The CEEs were renounced as a tax credit to the flow-through share subscribers on December 31, 2013. As at December 31, 2014, the Company had unfulfilled CEE obligations. During the year ended June 30, 2015, the Company recorded a contingent provision for the Part XII.6 taxes and related penalties for the indemnification liability to subscribers for taxes and penalties related to the CEE renunciation shortfall of $190,087. During the year ended June 30, 2016, the Company adjusted the provision due to foreign exchange fluctuations to $182,742.

(b)	During fiscal 2016, the Company reached a legal settlement with a shareholder relating to potential “short-swing” profits under Section 16(b) of the Securities Exchange Act of 1934 in connection with purchases and sales of Company securities. As a result of the settlement, the Company recorded a gain of $59,556.

17. Income Taxes

Below is a reconciliation of the United States income tax provision at the statutory rate of 35% to the actual provision:

	June 30, 2016	June 30, 2015
Net Loss	(1,633,713)	(6,072,810)
Statutory rate	35.00%	35.00%

Expected income tax recovery	(571,800)	(2,125,480)
Tax rate changes and other adjustments	(703,720)	352,480
Stock based compensation	116,020	219,540
Change in tax benefits not recognized	1,415,360	1,208,360
Non-deductible expenses	(255,860)	345,100
Income tax recovery	-	-

Deferred Tax

The Company’s future income tax assets and liabilities as at June 30, 2016 and 2015 are as follows:

	June 30, 2016	June 30, 2015
Property, plant and equipment	29,230	-
Non-capital losses – United States	7,562,070	8,855,130
Exploration expenditures	11,259,980	8,300,770
Other deductible temporary differences	6,890	141,860
	18,858,170	17,297,760
Less: valuation allowance	(18,858,170)	(17,297,760)
Net deferred tax liabilities	-	-

17. Income Taxes (Continued)

The United States net operating loss carry forwards expire as noted in the table below. The remaining deductible temporary differences may be carried forward indefinitely. Deferred tax assets have not been recognized in respect of these items because it is not probable that future taxable profit will be available against which the group can utilize the benefits there from.

The Company's United States net operating losses expire as follows:

Expiration Year	Tax Loss $
2025	4,130
2026	29,460
2027	283,870
2028	909,180
2029	341,250
2030	3,435,600
2031	3,998,670
2032	5,264,970
2033	4,660,880
2034	3,642,800
2035	4,944,850
2036	4,655,730
32,171,390

18. Subsequent Events
On July 30, 2016, the Company concluded a legal settlement with the Company’s former Chief Financial Officer, whereby a severance of $34,457 (CAD$44,750) was awarded.
On August 18, 2016, the Company closed a private placement offering of 96,064,286 common shares at a price of $0.05 (CAD$0.07) for aggregate gross proceeds of $5,177,865 (CAD$6,724,500).