Form 10-Q
period 2016-09-30
Energizer Resources, Inc.
filed 2016-11-14
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of November 10, 2016, there were 460,995,711 shares of the Registrant's common stock issued and outstanding.

Energizer Resources Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance.

Any statement in this report that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risks outlined under “Risk Factors” herein.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed in “Risk Factors”, there are a number of other risks inherent in our business and operations, which could cause our operating results to vary markedly, and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of the significant uncertainties inherent to forward-looking information included in the report statement, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

The forward-looking statements and associated risks set forth in this Report include or relate to, among other things, (a) our growth strategies, (b) anticipated trends in the mining industry, (c) currency fluctuations, (d) our ability to obtain and retain sufficient capital for future operations, and (e) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business”.

Our future financial results are uncertain due to a number of factors, some of which are outside the Company’s control. These factors include, but are not limited to: (1) our ability to raise additional funding; (2) the market price for graphite, vanadium and other minerals and materials; (3) the results of the exploration programs and metallurgical analysis of our mineral properties;  (4) the political instability and/or environmental regulations that may adversely impact costs and ability to operate in Madagascar; and (5) our ability to find joint venture and/or off-take partners in order to advance the development of our mineral properties.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General
The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2016.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended September 30, 2016 are not necessarily indicative of the results that can be expected for the year ending June 30, 2017.

ENERGIZER RESOURCES INC.
(An Exploration Stage Company)

Unaudited Condensed Consolidated Interim Financial Statements

For the three month periods ended September 30, 2016 and 2015

(Expressed in US Dollars)

Energizer Resources Inc.
Unaudited Condensed Consolidated Interim Balance Sheets
(Expressed in US Dollars)

	September 30, 2016	June 30, 2016
Assets
Current Assets:
Cash and cash equivalents	$4,641,821	$544,813
Amounts receivable	23,630	13,955
Prepaid expenses (note 6)	36,837	11,545
Total current assets	4,702,288	570,313

Equipment (note 4)	10,910	21,911

Total Assets	$4,713,198	$592,224

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities:
Accounts payable (note 6)	$149,887	$215,391
Accrued liabilities	22,651	24,743
Contingency provision (note 13)	180,973	182,742
Warrant liability (note 10)	53,883	111,049

Total Liabilities	$407,394	$533,925

Stockholders' Equity (Deficiency)
Common stock	460,996	364,932
650,000,000 shares authorized, $0.001 par value, 460,995,711 issued and outstanding (June 30, 2016: 364,931,425) (note 7)
Additional paid‑in capital (note 7)	98,365,264	93,654,114
Accumulated deficit	(94,520,456)	(93,960,747)

Total Stockholders' Equity	4,305,804	58,299

Total Liabilities and Stockholders' Equity	$4,713,198	$592,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nature of Operations and Going Concern (note 1)

Mineral Properties (note 5)

Energizer Resources Inc.
Unaudited Condensed Consolidated Interim Statements of Operations and
Comprehensive Loss
(Expressed in US Dollars)

	Three months ended	Three months ended
	September 30, 2016	September 30, 2015

Revenues	$-	$-
Expenses
Mineral exploration expense (notes 5, 6 and 12)	313,107	176,959
Professional and consulting fees (note 6)	143,717	188,717
General and administrative (note 6)	62,184	90,858
Depreciation (note 4)	11,001	23,599
Part XII.6 Taxes (note 13)	33,630	-
Foreign currency translation loss	53,236	103,318

Total Expenses	616,875	583,451
Net Loss From Operations	(616,875)	(583,451)
Other Income (Expenses)

Investment income	-	281
Change in value of warrant liability (note 10)	57,166	633,506

Net Income (Loss)	$(559,709)	$50,336

Unrealized gain from marketable securities	-	1,176

Comprehensive Income (Loss)	$(559,709)	$51,512
Income (loss) per share – basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding (note 11)	409,761,425	323,085,337

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
Unaudited Condensed Consolidated Interim Statements of Cash Flows
(Expressed in US Dollars)

	Three months ended September 30, 2016	Three months ended September 30, 2015
Operating Activities
Net Income (Loss)	$(559,709)	$50,336
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,001	23,599
Change in value of warrant derivative liability	(57,166)	(633,506)

Change in operating assets and liabilities:
Amounts receivable and prepaid expenses	(34,968)	(2,015)
Accounts payable and accrued liabilities	(67,595)	42,105
Contingency provision	(1,769)	(12,830)

Net cash used in operating activities	(710,206)	(532,311)

Investing Activities
Loan to related party	-	76,450

Net cash provided by investing activities	-	76,450

Financing Activities
Proceeds from issuance of common stock	5,177,885	-
Common stock issue costs	(370,671)	(26,969)
Share subscriptions received in advance	-	440,673

Net cash provided by financing activities	4,807,214	413,704

Net decrease in cash and cash equivalents	4,097,008	(42,157)
Cash and cash equivalents ‑ beginning of period	544,813	779,118
Cash and cash equivalents ‑ end of period	$4,641,821	$736,961

Supplemental Disclosures:
Interest Received	$-	$281

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
Unaudited Condensed Consolidated Interim Statement of Stockholder’s Equity (Deficiency)
(Expressed in US Dollars)

	Shares #	Common Stock $	Additional Paid-In Capital $	Accumulated Comprehensive Income (Loss) $	Accumulated Deficit $	Total $
Balance ‑ June 30, 2015	309,384,670	309,385	91,614,714	(4,323)	(92,327,034)	(407,258)

Conversion of Special Warrants into common shares	20,550,998	20,551	(20,551)	-	-	-
Cost of issue of private placement of common shares subscribed	-	-	(26,969)	-	-	(26,969)
Unrealized gain on marketable securities	-	-	-	1,176	-	1,176
Net loss for the period	-	-	-	-	50,336	50,336

Balance ‑ September 30, 2015	329,936,668	329,936	91,567,194	(3,147)	(92,276,698)	(382,715)

Private placement of common shares subscribed	14,200,000	14,200	516,473	-	-	530,673
Private placement of common shares subscribed	6,437,900	6,438	322,539	-	-	328,977
Private placement of common shares subscribed	3,207,857	3,208	169,425	-	-	172,633
Private placement of common shares subscribed	11,150,000	11,150	771,580	-	-	782,730
Cost of issue of private placement of common shares subscribed	-	-	(24,588)	-	-	(24,588)
Stock‑based compensation	-	-	331,491	-	-	331,491
Loss on marketable securities	-	-	-	(3,745)	-	(3,745)
Reclassified loss to profit or loss	-	-	-	6,892	-	6,892
Net loss for the period	-	-	-	-	(1,684,049)	(1,684,049)

Balance ‑ June 30, 2016	364,931,425	364,932	93,654,114	-	(93,960,747)	58,299

Private placement of common shares subscribed	96,064,286	96,064	5,081,821	-	-	5,177,885
Cost of issue of private placement of common shares subscribed	-	-	(370,671)	-	-	(370,671)
Net loss for the period	-	-	-	-	(559,709)	(559,709)

Balance ‑ September 30, 2016	460,995,711	460,996	98,365,264	-	(94,520,456)	4,305,804

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the three month periods ended September 30, 2016 and 2015
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

During fiscal 2008, the Company incorporated Energizer Resources (Mauritius) Ltd. (“ERMAU”), a Mauritius subsidiary, and Energizer Resources Madagascar Sarl. (“ERMAD”), a Madagascar subsidiary of ERMAU.  During fiscal 2009, the Company incorporated THB Ventures Ltd. (“THB”), a Mauritius subsidiary of ERMAU, and Energizer Resources Minerals Sarl. (“ERMIN”), a Madagascar subsidiary of THB, which holds the 100% ownership interest of the Green Giant Property in Madagascar (see note 5).  During fiscal 2012, the Company incorporated Madagascar‑ERG Joint Venture (Mauritius) Ltd. (“ERGJVM”), a Mauritius subsidiary of ERMAU, and ERG (Madagascar) Sarl. (“ERGMAD”), a Madagascar subsidiary of ERGJVM, which holds the Malagasy Joint Venture Ground  (see note 5).  During fiscal 2014, the Company incorporated 2391938 Ontario Inc., an Ontario, Canada subsidiary.

As of September 30, 2016, the Company had accumulated losses of $94,520,456 (June 30, 2016: $93,960,747) and as such, there is substantial doubt regarding the Company's ability to continue as a going concern.

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

2. Significant Accounting Policies

Unaudited Condensed Consolidated Interim Financial Statements

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual consolidated financial statements and should be read in conjunction with those annual financial statements filed on Form 10‑K for the year ended June 30, 2016.

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

•
“Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”) was issued in August 2016. This update addresses several specific cash flow issues with the objective of reducing the existing diversity in practice.

The Company continues to evaluate the impact of ASU 2014‑15, ASU 2016-02, ASU 2016-09, and ASU 2016-15 on its unaudited consolidated interim financial statements.

4. Equipment

The Company owns exploration equipment.  For the three month period ended September 30, 2016, the depreciation expense totaled $11,001 (September 30, 2015: $23,599).

	Equipment Cost $	Accumulated Depreciation $	Net Book Value $

Balance June 30, 2015	195,561	117,048	78,513

Add: Depreciation		23,599

Balance September 30, 2015	195,561	140,647	54,914

Add: Depreciation		33,003

Balance June 30, 2016	195,561	173,650	21,911

Add: Depreciation		11,001

Balance September 30, 2016	195,561	184,651	10,910

5. Mineral Properties

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

Sagar Property, Labrador Trough Region, Quebec, Canada

In 2006, the Company purchased from Virginia Mines Inc. ("Virginia") a 100% interest in 369 claims located in northern Quebec, Canada.  Virginia retains a 2% net smelter return royalty ("NSR") on certain claims within the property.  Other unrelated parties also retain a 1% NSR and a 0.5% NSR on certain claims within the property, of which half of the 1% NSR can be acquired by the Company by paying $200,000 and half of the 0.5% NSR can be acquired by the Company by paying $100,000.

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

6. Related Party Transactions and Balances

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

The following related party transactions occurred during the period ended September 30, 2016:
a)	The Company incurred $131,784 in payroll, management and consulting expenditures incurred directly to directors and officers or companies under their control (September 30, 2015: $182,851).

The following related party transactions balances existed as of September 30, 2016:
a)
The accounts payable balance for payroll, management and consulting expenditures owed to directors and officers or companies under their control was $22,177 at the end of the period (June 30, 2016: $42,000).

b)	The prepaid payroll balance for payroll expenditures paid to officers was $18,275 at the end of the period (June 30, 2016: $nil)

7. Common Stock and Additional Paid‑in Capital

The authorized share capital of the Company is 650,000,000 shares with a $0.001 par value.  .As of September 30, 2016, the Company had 460,995,711 common shares issued and outstanding (June 30, 2016:  364,931,425).

The Company issued the following common shares during the period ended September 30, 2016:
(a)
On August 18, 2016, the Company closed a non-brokered private placement offering of 96,064,286 common shares at a price of $0.05 (CAD$0.07) for aggregate gross proceeds of $5,177,885 (CAD$6,724,500).  The share issue costs totaled  $370,671 for this issuance.

8. Stock Options

The Company’s stock option plan is restricted to a maximum of 43,000,000 stock options.

As of September 30, 2016 there were 37,015,000 stock options outstanding with a weighted average expiration of 2.32 years.  All the stock options vested on their grant date.

The following is a schedule of the Company’s outstanding common stock purchase options for the three months ending September 30, 2016:

Grant Date	Expiration Date	Exercise Price	Balance On June 30, 2016	Balance On September 30, 2016
July 1, 2011	July 1, 2016	$0.30	3,300,000	-
July 12, 2012	July 13, 2016	$0.29	1,650,000	-
October 24, 2011	October 24, 2016	$0.20	1,640,000	1,640,000
December 1, 2011	December 1, 2016	$0.21	1,785,000	1,785,000
March 7, 2012	March 4, 2017	$0.28	4,900,000	4,900,000
May 23, 2012	May 23, 2017	$0.23	180,000	180,000
February 27, 2013	February 27, 2018	$0.21	4,900,000	4,900,000
July 9, 2013	July 9, 2018	$0.11	1,080,000	1,080,000
September 19, 2013	July 19, 2018	$0.15	675,000	675,000
October 9, 2013	October 9, 2018	$0.13	250,000	250,000
January 10, 2014	January 10, 2019	$0.18	4,400,000	4,400,000
July 3, 2014	July 3, 2019	$0.15	4,275,000	4,275,000
February 26, 2015	February 26, 2020	$0.20	4,430,000	4,430,000
December 22, 2015	December 22, 2020	$0.06	8,500,000	8,500,000
Total Outstanding			41,965,000	37,015,000

The following is a continuity schedule of the Company's outstanding common stock purchase options from prior periods:

	Weighted-Average Exercise Price ($)	Number of Stock Options
Outstanding as of June 30, 2015	0.22	35,365,000
Granted	0.06	8,500,000
Exercised	-	-
Expired	0.23	(1,900,000)

Outstanding as of June 30, 2016	0.18	41,965,000
Granted	-	-
Exercised	-	-
Expired	0.30	(4,950,000)

Outstanding as of September 30, 2016	0.17	37,015,000

9. Warrants

As of September 30, 2016, there were 63,313,860 common share purchase warrants outstanding with a weighted average expiration of 0.87 years.

The following is a schedule of the Company’s outstanding common stock purchase warrants for the three months ending on September 30, 2016:

Issued Date	Expiration Date	Exercise Price		Balance On June 30, 2016	Balance On September 30, 2016
September 26, 2014	September 26, 2016	$0.14		1,928,571	-
November 15, 2012	November 15, 2016	$0.18		2,903,571	2,903,571
December 30, 2014	December 30, 2016	$0.12		147,000	147,000
January 14, 2014	January 14, 2017	$0.14	(a)	29,152,033	29,152,033
January 31, 2014	January 31, 2017	$0.14	(a)	590,000	590,000
October 7, 2015	October 6, 2017	$0.07		7,100,000	7,100,000
July 31, 2015	May 4, 2018	$0.14		10,275,499	10,275,499
February 4, 2016	February 4, 2018	$0.11		6,437,900	6,437,900
April 11, 2016	April 11, 2018	$0.11		3,207,857	3,207,857
June 23, 2014	April 15, 2019	$0.14		3,500,000	3,500,000
Total Outstanding				65,242,431	63,313,860

(a)	These warrants were issued at a $0.18 CAD exercise price.

The following is the continuity schedule of the Company's common share purchase warrants from prior periods:

	Weighted-Average Exercise Price ($)		Number of Warrants
Outstanding as of June 30, 2015	0.10	*	63,618,917
Issued	0.11		27,021,256
Exercised	-		(20,550,998)
Expired	0.12	*	(4,846,744)

Outstanding as of June 30, 2016	0.13	*	65,242,431
Issued	-		-
Exercised	-		-
Expired	0.14		(1,928,571)

Outstanding as of September 30, 2016	0.13	*	63,313,860

* Amount represents the converted USD exercise price

10. Warrant Derivative

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

The fair value of the warrant liability was estimated using the following model inputs:

	Period Ended September 30, 2016	Year Ended June 30, 2016

Exercise price	$0.14	$0.14
Risk free rate	0.50%	0.50%
Expected volatility	103%	88%
Expected dividend yield	Nil	Nil
Expected life (in years)	0.29	0.55
Opening balance, derivative warrant liability	$111,049	$844,851
Gain on change in fair value of derivative warrant liability	(57,166)	(733,802)
Ending balance, derivative warrant liability	$53,883	$111,049

11. Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common shares outstanding during the reporting period.  Diluted loss per share and the weighted average number of shares of common stock excludes all potentially dilutive shares since their effect is anti‑dilutive.

As of September 30, 2016, there was a total of 100,328,860 potentially dilutive warrants and options outstanding (June 30, 2016: 107,207,431).

12. Segmented Reporting

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

The following is the segmented information by geographic region:

Mineral Exploration Expense	Madagascar $	Canada $	Total $
Three month period ended September 30, 2016	279,749	33,358	313,107
Three month period ended September 30, 2015	137,229	39,730	176,959

Cash and Equivalents	Madagascar $	Canada $	Total $
As of September 30, 2016	26,361	4,615,460	4,641,821
As of June 30, 2016	29,239	515,574	544,813

13. Contingency Provision and Legal Settlement
(a)
During fiscal 2014, the Company issued 17,889,215 flow-through shares to eligible Canadian taxpayer subscribers with contractual commitments for the Company to incur $3,812,642 in eligible Canadian Exploration Expenditures (“CEEs”) by December 31, 2014 as per the provision of the Income Tax Act of Canada. The CEEs were renounced as a tax credit to the flow-through share subscribers on December 31, 2013.  As at December 31, 2014, the Company had unfulfilled CEE obligations. During the year ended June 30, 2015, the Company recorded a contingent provision for the Part XII.6 taxes and related penalties for the indemnification liability to subscribers for taxes and penalties related to the CEE renunciation shortfall of $190,087. During the period ended September 30, 2016, the Company adjusted the provision due to foreign exchange fluctuations to $180,973.

(b)	On July 30, 2016, the Company concluded a legal settlement with the Company’s former Chief Financial Officer, whereby a severance of $34,457 (CAD$44,750) was awarded and paid as at September 30, 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this quarterly report, “we”, “us”, “our”, “Energizer Resources”, “Energizer”, “Company” or “our company” refers to Energizer Resources Inc. and all of its subsidiaries.  The term NSR stands for Net Smelter Royalty.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements included herein.  Further, this quarterly report on Form 10-Q should be read in conjunction with our Financial Statements and Notes to Financial Statements included in our fiscal 2016 Annual Report on Form 10-K for the year ended June 30, 2016, filed with the Securities and Exchange Commission on September 28, 2016.  Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K and discussed below under “Cautionary Note”.  In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements. Our financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP). We urge you to read this report in conjunction with the risk factors referenced above.

Management’s Discussion and Analysis may contain various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “estimates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company has adopted the most conservative recognition of revenue based on the most stringent guidelines of the SEC. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

BACKGROUND – COMPANY OVERVIEW

We are incorporated in the State of Minnesota, USA and have a fiscal year end of June 30. Our principal business is the acquisition, exploration and development of mineral resources.  We have not generated operating revenues or paid dividends since inception on March 1, 2004 to the period ended September 30, 2016 and we are unlikely to do so in the immediate or foreseeable future.  Our business activities have been entirely financed from the proceeds of securities subscriptions.

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

Our  authorized capital is six hundred fifty million (650,000,000) shares, with a par value of $0.001 per share, of which 640,000,000 are deemed common shares and the remaining 10,000,000 are deemed eligible to be divisible into classes, series and types with rights and preferences as designated by our Board of Directors.

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

Due to the lack of operating history and present inability to generate revenues, the Company auditors have stated their opinion in the notes to our audited financial statements in the annual report on Form 10-K and the Company has included in Note 1 of this quarterly report that there currently exists doubt as to the Company’s ability to continue as a going concern.

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

In August 2016, we initiated a Front End Engineering Design Study (the “FEED Study”) and value engineering for our Molo graphite project in Madagascar.  The FEED Study was undertaken in order to optimize the mine plan as envisioned in the Molo Feasibility Study and determine the optimal development path based on discussions with prospective strategic partners. All costing aspects were examined with the goal of providing a method to produce meaningful, multi-tonne test samples of Molo graphite concentrate to potential off-takers while reducing the CAPEX and time required to the commencement of commercial production.

On November 7, 2016, we outlined a multi-phase development plan for the Molo Graphite project based on the FEED Study and value engineering.  The results support the construction of a cost-effective demonstration plant to test and verify the flow sheet design from the Molo Graphite Project Feasibility Study.  Under an exploration permit, the Company will initially be limited to an ore input of 20,000 cubic meters (or approximately 50,000 tonnes) of front-end feed into the demonstration plant.  The Company has already initiated the application process for a mining permit, which upon approval would remove the 20,000 cubic meter test limit. At full capacity, the demonstration plant would be capable of processing up to 240,000 tonnes of feed per annum, which equates to 30 tonnes per hour of ore feed and roughly 1 to 3 tonnes of flake graphite concentrate production per hour.

Phase 1

Energizer has advance discussions with several potential off-takers to the stage where they have requested multi-tonne samples of Molo concentrate for full-scale end-product production runs prior to entering into any definitive off-take contracts.

Phase 1 will consist of the construction of a demonstration processing plant capable of producing flake graphite concentrate on a test basis. The demonstration plant is designed to be a “proof of concept” operation with the goal of optimizing the process circuit while allowing the Company to supply a true “run-of-mine” flake concentrate to potential off-takers and customers for final product validation.

Base, essential-only, infrastructure will be constructed during this phase. The plant will utilize dry-stack tailings in order to eliminate the up-front capital costs associated with a tailings dam.  Energizer’s existing camp adjacent to the nearby town of Fotadrevo will be used to accommodate employees and offices, with additional housing available within the town for additional employees.

It is estimated that once financed, the Phase I processing plant will require a total of 9 months to complete. This build-out will include detailed engineering, equipment procurement, off-site fabrication and assembly of plant modules, factory assurance testing (FAT), module disassembly and shipping, plant infrastructure construction and onsite module assembly.  Total costs are estimated at approximately US$8,500,000 ($7,000,000 for the processing plant and $1,500,000 for related infrastructure).

Phase 2

Once the process circuit has been proven and optimized in Phase 1, Phase 2 will be initiated, which includes the development of sustaining infrastructure required for long-term processing and the ramp up of the demonstration plant production to its full capacity of 240,000 tonnes per annum (or 30 tonnes per hour) of ore.

This phase will likely include the construction of additional on-site accommodation and offices, upgrading of road infrastructure to access the mine-site and equipment purchases to provide redundancy within the processing circuit. The costs for these expenditures are unknown at this time, but will be assessed in parallel with the development of Phase 1.

Energizer will also assess the addition of back-end value-added processing for lithium-ion battery and graphite foil applications in the classification portion of the demonstration plant. The costs for these expenditures are unknown at this time, but will be assessed in parallel with the development of Phase 1.

Assuming the demonstration plant operates at full capacity, it is estimated it could produce up to 14,750 tonnes of graphite at the estimated operating costs outlined in the table below.

FEED Study Operating Cost Summary	Ore US$/T	Concentrate US$/T

Mining	$5.29	$86.07
Processing	$18.47	$300.46
General & Administrative	$4.17	$67.85
Trucking to Port		$68.60
Shipping (CIF Rotterdam)		$140.53

Total Costs		$663.51

Phase 3

Upon the successful completion of Phases 1 and 2, we anticipate the initiation of Phase 3 of the development of the Molo Project.  This will involve additional construction of mine infrastructure and plant construction into a fully operational large-scale mine as envisioned in the Molo Feasibility Study. This would include construction of a tailings dam facility and upgrading of the regional road system used to transport graphite concentrate to the port.

The results of the FEED Study is part of management’s ongoing assessment of project optimization strategies with the intention of reducing the capital and operating costs relating to the Molo Graphite Project, with no assurances as to the conclusion and results of these assessments and efforts.  During Phase 1, this will include the assessment of the possibility of utilizing a modular build methodology for the full-scale Molo mine.  We anticipate that any modules used in Phase 1 and 2 will be integrated, where possible, into the Phase 3 plant build-out.  If these efforts are successful, we expect it will be possible to achieve CAPEX and OPEX cost savings for full-scale production, relative to those envisioned in the Molo Feasibility Study.

From the date of this report, and subject to availability of capital, our plan during the next 12 months is to incur between $750,000 and $10,000,000 on further engineering, exploration, testing, Phase 1 construction and permitting to advance the Molo Graphite project, subject to the availability of capital and any other unforeseen delays, by December 31, 2017.  No assurances can be provided that we will achieve our objectives by that date.

The following is a summary of the amounts budgeted to be incurred (presuming all $10,000,000 is required):

FEED Study and Value Engineering	$250,000
Metallurgy	$500,000
Phase 1 processing plant	$7,000,000
Phase 1 related infrastructure	$1,500,000
Permitting fees	$750,000
Total	$10,000,000

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

RESULTS OF OPERATIONS

The following are explanations of the material changes for the three month period ended September 30, 2016 compared to the three month period ended September 30, 2015:

	Three months ended	Three months ended
	September 30, 2016	September 30, 2015

Revenues	$-	$-
Expenses
Mineral exploration expense	313,107	176,959
Professional and consulting fees	143,717	188,717
General and administrative	62,184	90,858
Depreciation	11,001	23,599
Part XII.6 Taxes	33,630	-
Foreign currency translation loss (gain)	94,593	103,318

Total Expenses	616,875	583,451
Net Loss From Operations	(616,875)	(583,451)
Other Income (Expenses)

Investment income	-	281
Change in value of warrant liability	57,166	633,506

Net Gain (Loss)	$(559,709)	$50,336

Unrealized gain (loss) from marketable securities	-	1,176

Comprehensive Gain (Loss)	$(559,709)	$51,512
Gain (Loss) per share – basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding	409,761,425	323,085,337

●
Mineral exploration costs increased as the company increased metallurgical analysis activities related to the Feed Study and for general Molo graphite project expenditures as compared to the previous period.

●	Professional fees and general and administrative (G&A) costs decreased as a result of a reduction in employees and consultants as compared to the previous period.
●	Part XII.6 taxes were incurred to settle taxes payable to the Canada Revenue Agency (CRA) related to the issuance of flow-through shares during fiscal 2014.
●
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

Liquidity, Capital Resources and Foreign Currencies

The following are explanations of the material changes to the working capital position as of September 30, 2016 when compared to June 30, 2016:

	September 30, 2016 (Unaudited)	June 30, 2016
Assets
Current Assets:
Cash and cash equivalents	$4,641,821	$544,813
Marketable securities (note 4)	-	-
Amounts receivable	23,630	13,955
Prepaid expenses	36,837	11,545
Total current assets	4,702,288	570,313

Liabilities
Current Liabilities:
Accounts payable (note 7)	$149,887	$215,391
Accrued liabilities	22,651	24,743
Contingency provision (note 14)	180,973	182,742
Warrant liability (note 11)	53,883	111,049
Total current liabilities	407,394	533,925

Net Working Capital Position	$4,294,894	$36,388

In managing liquidity, management’s primary objective is to ensure the entity can continue as a going concern while raising additional funding to meet our obligations as they come due. Our operations to date have been funded by issuing equity.  Our company expects to raise additional working capital to fund planned project expenditures by securing additional financing.  The existing working capital position is expected to be sufficient to fund non-project expenditures for the next 12 months.

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

•	On May 17, 2016, we closed a private placement offering of 11,150,000 common shares at a price of $0.07 (CAD$0.09) per unit, representing aggregate gross proceeds of $772,500 (CAD$1,003,500).
•	On August 18, 2016, we closed a private placement offering of 96,064,286 common shares at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $5,177,865 (CAD$6,724,500).

Net proceeds subsequent to the end of the reporting period:
•	None.

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

ITEM 4. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2016.

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

Based on this evaluation, our chief executive officer and our chief financial officer concluded that, our disclosure controls and procedures were effective as of September 30, 2016.

Changes In Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

The Company was named, jointly and severally with other Corporations that are related parties due to common management, in a Statement of Claim filed in the Province of Ontario on December 15, 2015 by the former Chief Financial Officer for damages for wrongful dismissal.  The Company reached a settlement agreement with its former CFO in July 2016, whereby the Company has paid a total of $34,500 (CAD$44,750) through a series of payments.

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

You should carefully review the risk factors in our Annual Report on Form 10-K for the year ended June 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•
On August 18, 2016, the Company closed a private placement offering of 96,064,286 common shares at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $5,177,885 (CAD$6,724,500).

The issuance above was effected in reliance upon the exemption provided by Regulation S under the Securities Act of 1933, as amended, for a transaction not involving a public offering. We completed the offering of the shares pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the securities was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person. The securities contain a legend restricting the sale of such securities in accordance with the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. – EXHIBITS

Exhibit Number & Description

3.1
Articles of Incorporation of Uranium Star Corp. (now known as Energizer Resources Inc.) (Incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-1 filed on July 29, 2015)

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

Dated: November 10, 2016

By:	/s/ Craig Scherba
Name: Craig Scherba
Title: Chief Executive Officer and Director

Dated: November 10, 2016

By:	/s/ Marc Johnson
Name: Marc Johnson
Title: Chief Financial Officer (Principal Accounting Officer)