Form 10-Q
period 2016-12-31
Energizer Resources, Inc.
filed 2017-02-15
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51151

ENERGIZER RESOURCES INC.
 (Exact name of registrant as specified in its charter)

Minnesota	20-0803515
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

520 – 141 Adelaide Street West, Toronto, Ontario	M5H 3L5
(Address of principal executive offices)	(Zip Code)
  _______________________

(416) 364-4911
(Registrant's telephone number, including area code)
_______________________
Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large accelerated filer [ ] Accelerated Filer [ ]
Non-accelerated filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [ ] No  [ X]

As of February 14, 2017, there were 460,995,711 shares of the Registrant's common stock issued and outstanding.

Energizer Resources Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") regarding management's plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance.

Any statement in this report that is not a statement of an historical fact constitutes a "forward-looking statement". Further, when we use the words "may", "expect", "anticipate", "plan", "believe", "seek", "estimate", and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risks outlined under "Risk Factors" herein.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed in "Risk Factors", there are a number of other risks inherent in our business and operations, which could cause our operating results to vary markedly, and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of the significant uncertainties inherent to forward-looking information included in the report statement, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

The forward-looking statements and associated risks set forth in this Report include or relate to, among other things, (a) our growth strategies, (b) anticipated trends in the mining industry, (c) currency fluctuations, (d) our ability to obtain and retain sufficient capital for future operations, and (e) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business".

Our future financial results are uncertain due to a number of factors, some of which are outside the Company's control. These factors include, but are not limited to: (1) our ability to raise additional funding; (2) the market price for graphite, vanadium and other minerals and materials; (3) the results of the exploration programs and metallurgical analysis of our mineral properties;  (4) the political instability and/or environmental regulations that may adversely impact costs and ability to operate in Madagascar; and (5) our ability to find joint venture and/or off-take partners in order to advance the development of our mineral properties.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors". In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

The reader is cautioned that our Company does not have a policy of updating or revising forward-looking statements and thus the reader should not assume that silence by management of our Company over time means that actual events are bearing out as estimated in such forward-looking statements.

All references to "dollars", "$" or "US$" are to United States dollars and all references to "CAD$" are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the noon exchange rate as reported by the Bank of Canada on the applicable date.  All references to "common shares" refer to the common shares in our capital stock.

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

Operating results for the period ended December 31, 2016 are not necessarily indicative of the results that can be expected for the year ending June 30, 2017.

ENERGIZER RESOURCES INC.
(An Exploration Stage Company)

Unaudited Condensed Consolidated Interim Financial Statements

For the six month periods ended December 31, 2016 and 2015

(Expressed in US Dollars)

Energizer Resources Inc.
Unaudited Condensed Consolidated Interim Balance Sheets
(Expressed in US Dollars)

	December 31, 2016	June 30, 2016
Assets
Current Assets:
Cash and cash equivalents (note 12)	$3,607,641	$544,813
Amounts receivable	83,268	13,955
Prepaid expenses (note 6)	26,126	11,545
Total current assets	3,717,035	570,313

Equipment (note 4)	21,748	21,911

Total Assets	$3,738,783	$592,224

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities:
Accounts payable (note 6)	$155,956	$215,391
Accrued liabilities	16,658	24,743
Contingency provision (note 13)	176,606	182,742
Warrant liability (note 10)	-	111,049

Total Liabilities	$349,220	$533,925

Stockholders' Equity (Deficiency)
Common stock	460,996	364,932
650,000,000 shares authorized, $0.001 par value, 460,995,711 issued and outstanding (June 30, 2016: 364,931,425) (note 7)
Additional paid‑in capital (note 7)	98,365,264	93,654,114
Accumulated deficit	(95,436,697)	(93,960,747)

Total Stockholders' Equity	3,389,563	58,299

Total Liabilities and Stockholders' Equity	$3,738,783	$592,224

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Nature of Operations and Going Concern (note 1)

Mineral Properties (note 5)

Energizer Resources Inc.
Unaudited Condensed Consolidated Interim Statements of Operations and
Comprehensive Loss
(Expressed in US Dollars)

	Six months ended		Three months ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Revenues		$-		$-
Expenses
Mineral exploration expense (notes 5, 6 and 12)	835,402	360,656	522,295	183,697
Professional and consulting fees (note 6)	279,031	395,680	135,314	206,963
Stock-based compensation	-	331,491	-	331,491
General and administrative (note 6)	220,565	219,892	158,381	129,034
Depreciation (note 4)	21,911	34,600	10,910	11,001
Part XII.6 taxes (note 13)	129,478	-	95,848	-
Foreign currency translation loss (gain)	100,612	93,180	47,376	(10,138)

Total Expenses	1,586,999	1,435,499	970,124	852,048
Net Loss From Operations	(1,586,999)	(1,435,499)	(970,124)	(852,048)
Other Income (Expenses)

Investment income	-	561	-	280
Change in value of warrant liability (note 10)	111,049	513,110	53,883	(120,396)

Net Loss	$(1,475,950)	$(921,828)	$(916,241)	$(972,164)

Unrealized loss from marketable securities	-	(3,049)	-	(4,225)

Comprehensive Loss	$(1,475,950)	$(924,877)	$(916,241)	$(976,389)
Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding – basic and diluted (note 11)	400,421,842	333,137,168	460,995,711	343,189,001

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
Unaudited Condensed Consolidated Interim Statements of Cash Flows
(Expressed in US Dollars)

	Six months ended December 31, 2016	Six months ended December 31, 2015
Operating Activities
Net Loss	$(1,475,950)	$(921,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,911	34,600
Change in value of warrant derivative liability	(111,049)	(513,110)
Stock-based compensation	-	331,491

Change in non-cash working capital:
Amounts receivable and prepaid expenses	(83,894)	(393)
Accounts payable and accrued liabilities	(67,520)	(81,779)
Contingency provision	(6,136)	(18,629)

Net cash used in operating activities	(1,722,638)	(1,169,648)

Investing Activities
Loan to related party	-	76,450
Equipment Purchases	(21,748)	-

Net cash (used in) provided by investing activities	(21,748)	76,450

Financing Activities
Proceeds from issuance of common stock	5,177,885	530,673
Common stock issue costs	(370,671)	(31,942)

Net cash provided by financing activities	4,807,214	498,731

Net increase (decrease) in cash and cash equivalents	3,062,828	(594,467)
Cash and cash equivalents ‑ beginning of period	544,813	779,118
Cash and cash equivalents ‑ end of period	$3,607,641	$184,651

Supplemental Disclosures:
Interest Received	$-	$559

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
Unaudited Condensed Consolidated Interim Statement of Stockholder's Equity (Deficiency)
(Expressed in US Dollars)

	Shares #	Common Stock $	Additional Paid-In Capital $	Accumulated Comprehensive Income (Loss) $	Accumulated Deficit $	Total $
Balance ‑ June 30, 2015	309,384,670	309,385	91,614,714	(4,323)	(92,327,034)	(407,258)

Conversion of Special Warrants into common shares	20,550,998	20,551	(20,551)	-	-	-
Private placement of common shares subscribed	14,200,000	14,200	516,473	-	-	530,673
Cost of issue of private placement of common shares subscribed	-	-	(31,942)	-	-	(31,942)
Stock‑based compensation	-	-	331,491	-	-	331,491
Unrealized loss on marketable securities	-	-	-	(3,049)	-	(3,049)
Net loss for the period	-	-	-	-	(921,828)	(921,828)

Balance ‑ December 31, 2015	344,135,668	344,136	92,410,185	(7,372)	(93,248,862)	(501,913)

Private placement of common shares subscribed	6,437,900	6,438	322,539	-	-	328,977
Private placement of common shares subscribed	3,207,857	3,208	169,425	-	-	172,633
Private placement of common shares subscribed	11,150,000	11,150	771,580	-	-	782,730
Cost of issue of private placement of common shares subscribed	-	-	(19,615)	-	-	(19,615)
Gain on marketable securities	-	-	-	480	-	480
Reclassified loss to profit or loss	-	-	-	6,892	-	6,892
Net loss for the period	-	-	-	-	(711,885)	(711,885)

Balance ‑ June 30, 2016	364,931,425	364,932	93,654,114	-	(93,960,747)	58,299

Private placement of common shares subscribed	96,064,286	96,064	5,081,821	-	-	5,177,885
Cost of issue of private placement of common shares subscribed	-	-	(370,671)	-	-	(370,671)
Net loss for the period	-	-	-	-	(1,475,950)	(1,475,950)

Balance ‑ December 31, 2016	460,995,711	460,996	98,365,264	-	(95,436,697)	3,389,563

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month periods ended December 31, 2016 and 2015
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

As of December 31, 2016, the Company had accumulated losses of $95,436,697 (June 30, 2016: $93,960,747) and as such, there is substantial doubt regarding the Company's ability to continue as a going concern.

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
For the six month periods ended December 31, 2016 and 2015
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
For the six month periods ended December 31, 2016 and 2015
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

•
"Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments"           ("ASU 2016-15") was issued in August 2016. This update addresses several specific cash flow issues with the objective of reducing the existing diversity in practice.

The Company continues to evaluate the impact of ASU 2014‑15, ASU 2016-02, ASU 2016-09, and ASU 2016-15 on its unaudited condensed consolidated interim financial statements.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month periods ended December 31, 2016 and 2015
(Expressed in US Dollars)

4. Equipment

For the six month period ended December 31, 2016, the Company incurred depreciation expenses totaling $21,911 (December 31, 2015: $34,600) resulting in the full depreciation of the underlying equipment and its derecognition since no future economic benefits are expected from use or disposal.  For the three month period ended December 31, 2016, the Company incurred depreciation expenses totaling $10,910 (December 31, 2015: $11,001).

During the period, the Company acquired metallurgical testing equipment valued at $21,748 (December 31, 2015: $nil).

	Equipment Cost $	Less: Accumulated Depreciation $	Net Book Value $

Balance June 30, 2015	195,561	117,048	78,513

Depreciation expense	-	34,600	-

Balance December 31, 2015	195,561	151,648	43,913

Depreciation expense	-	22,002	-

Balance June 30, 2016	195,561	173,650	21,911

Depreciation expense	-	21,911	-
Derecognition of equipment	(195,561)	(195,561)	-
Acquisition of metallurgical equipment	21,748	-	-

Balance December 31, 2016	21,748	-	21,748

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month periods ended December 31, 2016 and 2015
(Expressed in US Dollars)

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

On July 9, 2009, the Company acquired the remaining 25% interest by paying $100,000.  MMR retains a 2% NSR. The first 1% NSR can be acquired at the Company's option by paying $500,000 in cash or common shares and the second 1% NSR can be acquired at the Company's option by paying $1,000,000 in cash or common shares.

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
For the six month periods ended December 31, 2016 and 2015
(Expressed in US Dollars)

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

The following related party transactions occurred during the six-month period ended December 31, 2016:
a)	The Company incurred $266,348 in payroll, management and consulting fees incurred directly to directors and officers or companies under their control (December 31, 2015: $268,519).
b)	The Company incurred $nil in general and administrative costs (December 31, 2015: $44,400) from a public company related by common management, Red Pine Exploration Inc. (TSX.V: "RPX").

The following related party transactions balances existed as of December 31, 2016:
a)	The accounts payable balance for payroll, management and consulting fees owed to directors and officers or companies under their control was $32,800 at the end of the period (June 30, 2016: $42,000).
b)	The prepaid payroll balance for payroll expenditures paid to officers was $17,834 at the end of the period (June 30, 2016: $nil)

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month periods ended December 31, 2016 and 2015
(Expressed in US Dollars)

7. Common Stock and Additional Paid‑in Capital

The authorized share capital of the Company is 650,000,000 shares with a $0.001 par value.  As of December 31, 2016, the Company had 460,995,711 common shares issued and outstanding (June 30, 2016:  364,931,425).

The Company issued the following common shares during the period ended December 31, 2016:

(a)
On August 18, 2016, the Company closed a non-brokered private placement offering of 96,064,286 common shares at a price of $0.05 (CAD$0.07) for aggregate gross proceeds of $5,177,885 (CAD$6,724,500). The share issue costs totaled $370,671 for this issuance.

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month periods ended December 31, 2016 and 2015
(Expressed in US Dollars)

8. Stock Options

The Company's stock option plan is restricted to a maximum of 43,000,000 stock options.

As of December 31, 2016 there were 29,825,000 stock options outstanding with a weighted average exercise price of $0.16 and an expiration of 2.43 years.  All the stock options vested on their grant date.

The following is a schedule of the Company's outstanding common stock purchase options for the six months ending December 31, 2016:

Grant Date	Expiration Date	Exercise Price	Balance Outstanding June 30, 2016	Balance Outstanding December 31, 2016
July 1, 2011	July 1, 2016	$0.30	3,300,000	-
July 12, 2012	July 13, 2016	$0.29	1,650,000	-
October 24, 2011	October 24, 2016	$0.20	1,640,000	-
December 1, 2011	December 1, 2016	$0.21	1,785,000	-
March 7, 2012	March 4, 2017	$0.28	4,900,000	3,480,000
May 23, 2012	May 23, 2017	$0.23	180,000	180,000
February 27, 2013	February 27, 2018	$0.21	4,900,000	4,100,000
July 9, 2013	July 9, 2018	$0.11	1,080,000	910,000
September 19, 2013	July 19, 2018	$0.15	675,000	450,000
October 9, 2013	October 9, 2018	$0.13	250,000	250,000
January 10, 2014	January 10, 2019	$0.18	4,400,000	4,400,000
July 3, 2014	July 3, 2019	$0.15	4,275,000	3,125,000
February 26, 2015	February 26, 2020	$0.20	4,430,000	4,430,000
December 22, 2015	December 22, 2020	$0.06	8,500,000	8,500,000
Total Outstanding			41,965,000	29,825,000

The following is a continuity schedule of the Company's outstanding common stock purchase options from prior periods:

	Weighted-Average Exercise Price ($)	Number of Stock Options
Outstanding as of June 30, 2015	0.22	35,365,000
Granted	0.06	8,500,000
Exercised	-	-
Expired	0.23	(1,900,000)

Outstanding as of June 30, 2016	0.18	41,965,000
Granted	-	-
Exercised	-	-
Expired	0.24	(12,140,000)

Outstanding as of December 31, 2016	0.16	29,825,000

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month periods ended December 31, 2016 and 2015
(Expressed in US Dollars)

9. Warrants

As of December 31, 2016, there were 60,263,289 common share purchase warrants outstanding with a weighted average exercise price of $0.12 and an expiration of 0.66 years.

The following is a schedule of the Company's outstanding common stock purchase warrants for the six months ending on December 31, 2016:

Issued Date	Expiration Date	Exercise Price		Balance Outstanding June 30, 2016	Balance Outstanding December 31, 2016
September 26, 2014	September 26, 2016	$0.14		1,928,571	-
November 15, 2012	November 15, 2016	$0.18		2,903,571	-
December 30, 2014	December 30, 2016	$0.12		147,000	-
January 14, 2014	January 14, 2017	$0.14	(a)	29,152,033	29,152,033
January 31, 2014	January 31, 2017	$0.14	(a)	590,000	590,000
October 7, 2015	October 6, 2017	$0.07		7,100,000	7,100,000
July 31, 2015	May 4, 2018	$0.14		10,275,499	10,275,499
February 4, 2016	February 4, 2018	$0.11		6,437,900	6,437,900
April 11, 2016	April 11, 2018	$0.11		3,207,857	3,207,857
June 23, 2014	April 15, 2019	$0.14		3,500,000	3,500,000
Total Outstanding				65,242,431	60,263,289

(a)	These warrants were issued at a $0.18 CAD exercise price.

The following is the continuity schedule of the Company's common share purchase warrants from prior periods:

	Weighted-Average Exercise Price ($)		Number of Warrants
Outstanding as of June 30, 2015	0.10	*	63,618,917
Issued	0.11		27,021,256
Exercised	-		(20,550,998)
Expired	0.12	*	(4,846,744)

Outstanding as of June 30, 2016	0.13	*	65,242,431
Issued	-		-
Exercised	-		-
Expired	0.16		(4,979,142)

Outstanding as of December 31, 2016	0.12	*	60,263,289

* Amount represents the converted USD exercise price

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month periods ended December 31, 2016 and 2015
(Expressed in US Dollars)

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

For the six month period ended December 31, 2016, the Company recorded a gain in the fair value of the derivative warrant liability of $111,049 (December 31, 2015: gain of $513,110).  For the three month period ended December 31, 2016, the Company recorded a gain in the fair value of the derivative warrant liability of $53,883 (December 31, 2015: loss of $120,396).

The fair value of the warrant liability was estimated using the following model inputs on the following valuation dates:

	Year-Ended June 30, 2016	Period-Ended December 31, 2016

Exercise price	$0.14	$0.13
Risk free rate	0.50%	0.73%
Expected volatility	88%	81%
Expected dividend yield	Nil	Nil
Expected life (in years)	0.55	0.08
Opening balance, derivative warrant liability	$844,851	$111,049
Gain on change in fair value of derivative warrant liability	(733,802)	(111,049)
Ending balance, derivative warrant liability	$111,049	$-

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month periods ended December 31, 2016 and 2015
(Expressed in US Dollars)

11. Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common shares outstanding during the reporting period.  Diluted loss per share and the weighted average number of shares of common stock excludes all potentially dilutive shares since their effect is anti‑dilutive.

As of December 31, 2016, there was a total of 90,088,289 potentially dilutive warrants and options outstanding (June 30, 2016: 107,207,431).

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month periods ended December 31, 2016 and 2015
(Expressed in US Dollars)

12. Segmented Reporting

The Company operates one operating segment, which is the acquisition, exploration and development of mineral resources in Madagascar.  No revenue has been generated by any mineral resource properties.  Limited amounts of cash and equipment are currently held in Madagascar.  Substantially all of the remaining assets are held in Canada. The Company's President and Chief Executive Officer and Chief Financial Officer are the operating decision‑makers and direct the allocation of resources to its geographic segments.

The following is the segmented information by geographic region:

Mineral Exploration Expense	Madagascar $	Canada $	Total $
Three month period ended December 31, 2016	493,383	28,912	522,295
Six month period ended December 31, 2016	773,132	62,270	835,402
Three month period ended December 31, 2015	174,525	9,172	183,697
Six month period ended December 31, 2015	311,754	48,902	360,656

Cash and Equivalents	Madagascar $	Canada $	Total $
As of December 31, 2016	31,095	3,576,546	3,607,641
As of June 30, 2016	29,239	515,574	544,813

Energizer Resources Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
For the six month periods ended December 31, 2016 and 2015
(Expressed in US Dollars)

13. Contingency Provision and Legal Settlement

(a)
During fiscal 2014, the Company issued 17,889,215 flow-through shares to eligible Canadian taxpayer subscribers with contractual commitments for the Company to incur $3,812,642 in eligible Canadian Exploration Expenditures ("CEEs") by December 31, 2014 as per the provision of the Income Tax Act of Canada. The CEEs were renounced as a tax credit to the flow-through share subscribers on December 31, 2013. As at December 31, 2014, the Company had unfulfilled CEE obligations. During the year ended June 30, 2015, the Company recorded a contingent provision for the Part XII.6 taxes and related penalties for the indemnification liability to subscribers for taxes and penalties related to the CEE renunciation shortfall. During the period ended December 31, 2016, the Company paid $129,478 (2015: $nil) in Part XII.6 taxes related to a revised estimated of the CEE renunciation shortfall and maintained the existing contingent provision amount for the indemnification liability to subscribers for taxes and penalties. During the period ended December 31, 2016, the contingent provision was adjusted due to foreign exchange fluctuations to $176,606.

(b)	On July 30, 2016, the Company concluded a legal settlement with the Company's former Chief Financial Officer, whereby a severance of $34,457 (CAD$44,750) was awarded and paid in full.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this quarterly report, "we", "us", "our", "Energizer Resources", "Energizer", "Company" or "our company" refers to Energizer Resources Inc. and all of its subsidiaries.  The term NSR stands for Net Smelter Royalty.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our financial statements included herein.  Further, this quarterly report on Form 10-Q should be read in conjunction with our Financial Statements and Notes to Financial Statements included in our fiscal 2016 Annual Report on Form 10-K for the year ended June 30, 2016, filed with the Securities and Exchange Commission on September 28, 2016.  Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K and discussed below under "Cautionary Note".  In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements. Our financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP). We urge you to read this report in conjunction with the risk factors referenced above.

Management's Discussion and Analysis may contain various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "estimates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company has adopted the most conservative recognition of revenue based on the most stringent guidelines of the SEC. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

BACKGROUND – COMPANY OVERVIEW

We are incorporated in the State of Minnesota, USA and have a fiscal year end of June 30. Our principal business is the acquisition, exploration and development of mineral resources.  We have not generated operating revenues or paid dividends since inception on March 1, 2004 to the period ended December 31, 2016 and we are unlikely to do so in the immediate future.  Our business activities have been entirely financed from the proceeds of securities subscriptions.

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

Our executive offices are situated at 520–141 Adelaide Street West, Toronto, Ontario, Canada, M5H 3L5 and the primary telephone number is (416) 364-4986.  Our website is www.energizerresources.com (which website is expressly not incorporated by reference into this filing).

Further details regarding each of our Madagascar properties, although not incorporated by reference, including the comprehensive geological report prepared in accordance Canada's National Instrument 43-101 - Standards of Disclosure for Mineral Properties ("NI 43-101") for the Molo Graphite Property and separately the technical report on the Green Giant Property in Madagascar can be found on the Company's website at www.energizerresources.com (which website is expressly not incorporated by reference into this filing) or in the Company's Canadian regulatory filings at www.sedar.com (which website and content is expressly not incorporated by reference into this filing).  We report mineral reserve estimates in accordance with the Securities and Exchange Commission's Industry Guide 7 ("Guide 7") under the Securities Act of 1933, as amended (the "U.S. Securities Act").  As a reporting issuer in Canada with our primary trading market in Canada, we are also required to prepare reports on our mineral properties in accordance with NI 43-101.  The technical reports referenced in this document uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". These terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports filed with the Securities and Exchange Commission.  As a result, information in respect of our resources determined in accordance with NI 43-101 are not contained in this document.

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

In August 2016, we initiated a Front End Engineering Design Study (the "FEED Study") and value engineering for our Molo graphite project in Madagascar.  The FEED Study was undertaken in order to optimize the mine plan as envisioned in the Molo Feasibility Study and determine the optimal development path based on discussions with prospective strategic partners. All costing aspects were examined with the goal of providing a method to produce meaningful, multi-tonne test samples of Molo graphite concentrate to potential off-takers while reducing the CAPEX and time required to the commencement of commercial production.

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

Phase 1 will consist of the construction of a demonstration processing plant capable of producing flake graphite concentrate on a test basis. The demonstration plant is designed to be a "proof of concept" operation with the goal of optimizing the process circuit while allowing the Company to supply a true "run-of-mine" flake concentrate to potential off-takers and customers for final product validation.

Base, essential-only, infrastructure will be constructed during this phase. The plant will utilize dry-stack tailings in order to eliminate the up-front capital costs associated with a tailings dam.  Energizer's existing camp adjacent to the nearby town of Fotadrevo will be used to accommodate employees and offices, with additional housing available within the town for additional employees.

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

The results of the FEED Study is part of management's ongoing assessment of project optimization strategies with the intention of reducing the capital and operating costs relating to the Molo Graphite Project, with no assurances as to the conclusion and results of these assessments and efforts.  During Phase 1, this will include the assessment of the possibility of utilizing a modular build methodology for the full-scale Molo mine.  We anticipate that any modules used in Phase 1 and 2 will be integrated, where possible, into the Phase 3 plant build-out.  If these efforts are successful, we expect it will be possible to achieve CAPEX and OPEX cost savings for full-scale production, relative to those envisioned in the Molo Feasibility Study.

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

RESULTS OF OPERATIONS

The following are explanations of the material changes for the six and three month periods ended December 31, 2016 compared to the six and three month periods ended December 31, 2015:

	Six months ended		Three months ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Revenues		$-		$-
Expenses
Mineral exploration expense	835,402	360,656	522,295	183,697
Professional and consulting fees	279,031	395,680	135,314	206,963
Stock based compensation	-	331,491	-	331,491
General and administrative	220,565	219,892	158,381	129,034
Depreciation	21,911	34,600	10,910	11,001
Part XII.6 Taxes	129,478	-	95,848	-
Foreign currency translation loss	100,612	93,180	47,376	(10,138)

Total Expenses	1,586,999	1,435,499	970,124	852,048
Net Loss From Operations	(1,586,999)	(1,435,499)	(970,124)	(852,048)
Other Income (Expenses)

Investment income	-	561	-	280
Change in value of warrant liability	111,049	513,110	53,883	(120,396)

Net Income (Loss)	$(1,475,950)	$(921,828)	$(916,241)	$(972,164)

Unrealized loss from marketable securities	-	(3,049)		(4,225)

Comprehensive Income (Loss)	$(1,475,950)	$(924,877)	$(916,241)	$(976,389)
Income (loss) per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	400,421,842	333,137,168	460,995,711	343,189,001

●
Mineral exploration costs increased as the company increased metallurgical analysis activities related to the Feed Study and for general Molo graphite project expenditures as compared to the previous period.

●
Professional fees and general and administrative (G&A) costs decreased as a result of a reduction in employees and consultants but increased overall due to an increase in travel costs as compared to the previous period.

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

Liquidity, Capital Resources and Foreign Currencies

The following are explanations of the material changes to the working capital position as of December 31, 2016 when compared to June 30, 2016:

	December 31, 2016 (Unaudited)	June 30, 2016

Current Assets:
Cash and cash equivalents	$3,607,641	$544,813
Amounts receivable	83,268	13,955
Prepaid expenses	26,126	11,545
Total current assets	3,717,035	570,313

Current Liabilities:
Accounts payable	$155,956	$215,391
Accrued liabilities	16,658	24,743
Contingency provision	176,606	182,742
Warrant liability	-	111,049
Total current liabilities	349,220	533,925

Net Working Capital Position	$3,367,815	$36,388

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

•
On February 4, 2016, we closed a private placement offering of 6,437,900 units (the "Units") at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $328,977 (CAD$450,653). Each Unit consisted of one common share and one common share purchase warrant (a "Warrant"). Each Warrant entitles the holder to purchase one common share at a price of $0.11 per common share until February 4, 2018.

•
On April 11, 2016, we  closed a private placement offering  of 3,207,857 units (the "Units") at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $172,638 (CAD$224,550). Each Unit consisted of one common share and one common share purchase warrant (a "Warrant"). Each Warrant entitles the holder to purchase one common share at a price of $0.11 per common share until April 11, 2018.

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

ITEM 4. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2016.

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

Based on this evaluation, our chief executive officer and our chief financial officer concluded that, our disclosure controls and procedures were effective as of December 31, 2016.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. – EXHIBITS

Exhibit Number & Description

3.1
Articles of Incorporation of Uranium Star Corp. (now known as Energizer Resources Inc.) (Incorporated by reference to Exhibit 3.3 to the registrant's registration statement on Form S-1 filed on July 29, 2015)

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

ENERGIZER RESOURCES INC.

Dated: February 14, 2017

By:	/s/ Craig Scherba
Name: Craig Scherba
Title: Chief Executive Officer and Director

Dated: February 14, 2017

By:	/s/ Marc Johnson
Name: Marc Johnson
Title: Chief Executive Officer and Director