Form 10-Q
period 2017-03-31
NextSource Materials Inc.
filed 2017-05-15
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51151

NEXTSOURCE MATERIALS INC.

(Exact name of registrant as specified in its charter)

Minnesota	20-0803515
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1005–145 Wellington Street West, Toronto, Ontario	M5J 1H8
(Address of principal executive offices)	(Zip Code)

_______________________

(416) 364-4911

(Registrant’s telephone number, including area code)

_______________________

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [x]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated file ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [ ]     No [ X]

As of May 15, 2017, there were 460,995,711 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

NextSource Materials Inc.

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

PART 1

FINANCIAL INFORMATION

As used in these footnotes, “we”, “us”, “our”, “NextSource Materials”, “NextSource”, “Company” or “our company” refers to NextSource Materials Inc. and all of its subsidiaries.

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

Operating results for the period ended March 31, 2017 are not necessarily indicative of the results that can be expected for the year ending June 30, 2017.

NEXTSOURCE MATERIALS INC.

(An Exploration Stage Company)

Unaudited Condensed Consolidated Interim Financial Statements

For the three and nine month periods ended March 31, 2017 and 2016

(Expressed in US Dollars)

NextSource Materials Inc.

Unaudited Condensed Consolidated Interim Balance Sheets

(Expressed in US Dollars)

	March 31, 2017	June 30, 2016
Assets

Current Assets:
Cash and cash equivalents (note 12)	$2,675,439	$544,813
Amounts receivable	25,722	13,955
Prepaid expenses (note 6)	49,541	11,545
Total current assets	2,750,702	570,313

Equipment (note 4)	26,285	21,911

Total Assets	$2,776,987	$592,224

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities:
Accounts payable (note 6)	$192,991	$215,391
Accrued liabilities	22,392	24,743
Contingency provision (note 13)	178,241	182,742
Warrant liability (note 10)	-	111,049

Total Liabilities	$393,624	$533,925

Stockholders' Equity (Deficiency)

Common stock	460,996	364,932
650,000,000 shares authorized, $0.001 par value, 460,995,711 issued and outstanding (June 30, 2016: 364,931,425) (note 7)

Additional paid-in capital (note 7)	98,365,264	93,654,114
Accumulated deficit	(96,442,897)	(93,960,747)

Total Stockholders' Equity	2,383,363	58,299

Total Liabilities and Stockholders' Equity	$2,776,987	$592,224

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Nature of Operations and Going Concern (note 1)

Mineral Properties (note 5)

NextSource Materials Inc.

Unaudited Condensed Consolidated Interim Statements of Operations and

Comprehensive Loss

(Expressed in US Dollars)

	Nine months ended		Three months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

Revenues		$-		$-

Expenses

Mineral exploration expense (notes 5, 6 and 12)	1,457,280	601,411	621,878	240,755
Professional and consulting fees (note 6)	478,476	549,108	199,445	153,428
Stock-based compensation (note6)	-	331,491	-	-
General and administrative (note 6)	359,312	231,992	138,746	12,100
Depreciation (note 4)	21,911	45,601	-	11,001
Part XII.6 taxes (note 13)	130,087	-	609	-
Foreign currency translation loss (gain)	146,133	79,425	45,521	(13,756)

Total Expenses	2,593,199	1,839,028	1,006,199	403,528

Net Loss From Operations	(2,593,199)	(1,839,028)	(1,006,199)	(403,528)

Other Income (Expenses)

Investment income	-	578	-	17
(Loss) gain on sale of marketable securities	-	(8,068)	-	(8,068)
Change in value of warrant liability (note 10)	111,049	513,760	-	650

Net Loss	$(2,482,150)	(1,332,758)	$(1,006,199)	(410,929)

Unrealized loss from marketable securities	-	(3,745)	-	(696)
Realized gain from marketable securities	-	8,068	-	8,068

Comprehensive Loss	$(2,482,150)	$(1,328,435)	$(1,006,199)	$(403,557)

Loss per share – basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding – basic and diluted (note 11)	424,437,913	338,162,447	460,995,711	348,213,005

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NextSource Materials Inc.

Unaudited Condensed Consolidated Interim Statements of Cash Flows

(Expressed in US Dollars)

	Nine months ended March 31, 2017	Nine months ended March 31, 2016

Operating Activities

Net Loss	$(2,482,150)	$(1,332,758)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,911	45,601
Change in value of warrant derivative liability	(111,049)	(513,760)
Stock-based compensation	-	331,491
Loss on sale of marketable securities	-	8,068

Change in non-cash working capital:
Amounts receivable and prepaid expenses	(49,763)	32,809
Accounts payable and accrued liabilities	(24,751)	(271,251)
Subscriptions received in advance	-	149,983
Contingency provision	(4,501)	(7,275)

Net cash used in operating activities	(2,650,303)	(1,557,092)

Investing Activities

Loan to related party	-	76,450
Proceeds from sale of securities	-	3,869
Equipment Purchases	(26,285)	-

Net cash (used in) provided by investing activities	(26,285)	80,319

Financing Activities

Proceeds from issuance of common stock	5,177,885	859,650
Common stock issue costs	(370,671)	(31,942)
Short-term loan	-	115,500

Net cash provided by financing activities	4,807,214	943,208

Net increase (decrease) in cash and cash equivalents	2,130,626	(533,565)
Cash and cash equivalents - beginning of period	544,813	779,118
Cash and cash equivalents - end of period	$2,675,439	$245,553

Supplemental Disclosures:
Interest Received	$-	$559

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NextSource Materials Inc.

Unaudited Condensed Consolidated Interim Statement of Stockholder’s Equity (Deficiency)

(Expressed in US Dollars)

	Shares #	Common Stock $	Additional Paid-In Capital $	Accumulated Comprehensive Income (Loss) $	Accumulated Deficit $	Total $

Balance - June 30, 2015	309,384,670	309,385	91,614,714	(4,323)	(92,327,034)	(407,258)

Conversion of Special Warrants into common shares	20,550,998	20,551	(20,551)	-	-	-
Private placement of common shares subscribed	14,200,000	14,200	516,473	-	-	530,673
Private placement of common shares subscribed	6,437,900	6,438	322,539	-	-	328,977
Cost of issue of private placement of common shares subscribed	-	-	(31,942)	-	-	(31,942)
Stock-based compensation	-	-	331,491	-	-	331,491
Loss on marketable securities	-	-	-	(3,745)	-	(3,745)
Reclassified loss to profit or loss	-	-	-	8,068	-	8,068
Net loss for the period	-	-	-	-	(1,332,758)	(1,332,758)

Balance - March 31, 2016	350,573,568	350,574	92,732,724	-	(93,659,792)	(576,494)

Private placement of common shares subscribed	3,207,857	3,208	169,425	-	-	172,633
Private placement of common shares subscribed	11,150,000	11,150	771,580	-	-	782,730
Cost of issue of private placement of common shares subscribed	-	-	(19,615)	-	-	(19,615)
Net loss for the period	-	-	-	-	(300,955)	(300,955)

Balance - June 30, 2016	364,931,425	364,932	93,654,114	-	(93,960,747)	58,299

Private placement of common shares subscribed	96,064,286	96,064	5,081,821	-	-	5,177,885
Cost of issue of private placement of common shares subscribed	-	-	(370,671)	-	-	(370,671)
Net loss for the period	-	-	-	-	(2,482,150)	(2,482,150)

Balance - March 31, 2017	460,995,711	460,996	98,365,264	-	(96,442,897)	2,383,363

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NextSource Materials Inc. Notes to Unaudited Condensed Consolidated Interim Financial Statements For the nine month periods ended March 31, 2017 and 2016 (Expressed in US Dollars)

1.      Nature of Operations and Going Concern

NextSource Materials Inc. (f/k/a/ Energizer Resources, Inc.) (the "Company") is incorporated in the State of Minnesota, USA and has a fiscal year end of June 30. The Company's principal business is the acquisition, exploration and development of mineral resources. The Company has yet to generate revenue from mining operations or pay dividends and is unlikely to do so in the immediate or foreseeable future.

During fiscal 2008, the Company incorporated Energizer (Mauritius) Ltd. (“ERMAU”), a Mauritius subsidiary, and Energizer Madagascar Sarl. (“ERMAD”), a Madagascar subsidiary of ERMAU. During fiscal 2009, the Company incorporated THB Ventures Ltd. (“THB”), a Mauritius subsidiary of ERMAU, and Energizer Minerals Sarl. (“ERMIN”), a Madagascar subsidiary of THB, which holds the 100% ownership interest of the Green Giant Property in Madagascar (see note 5). During fiscal 2012, the Company incorporated Madagascar-ERG Joint Venture (Mauritius) Ltd. (“ERGJVM”), a Mauritius subsidiary of ERMAU, and ERG (Madagascar) Sarl. (“ERGMAD”), a Madagascar subsidiary of ERGJVM, which holds the Malagasy Joint Venture Ground (see note 5). During fiscal 2014, the Company incorporated 2391938 Ontario Inc., an Ontario, Canada subsidiary.

As of March 31, 2017, the Company had accumulated losses of $96,442,897 (June 30, 2016: $93,960,747), recurring loss and negative operating cash flows, and as such, there is substantial doubt regarding the Company's ability to continue as a going concern.

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

NextSource Materials Inc. Notes to Unaudited Condensed Consolidated Interim Financial Statements For the nine month periods ended March 31, 2017 and 2016 (Expressed in US Dollars)

2.     Significant Accounting Policies

Unaudited Condensed Consolidated Interim Financial Statements

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual consolidated financial statements and should be read in conjunction with those annual financial statements filed on Form 10-K for the year ended June 30, 2016.

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

Principals of Consolidation and Basis of Presentation

These unaudited condensed consolidated interim financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These unaudited condensed consolidated interim financial statements include the accounts of NextSource Materials Inc. and its wholly-owned subsidiaries, Energizer (Mauritius) Ltd., THB Ventures Ltd., Energizer Madagascar Sarl, Energizer Minerals Sarl, Madagascar-ERG Joint Venture (Mauritius) Ltd., ERG (Madagascar) Sarl and 2391938 Ontario Inc.

All inter-company balances and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of these unaudited condensed consolidated interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these unaudited condensed consolidated interim financial statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, management evaluates its judgments and estimates in relation to assets, liabilities, revenue and expenses. Management uses past experience and other factors as the basis for its judgments and estimates. Actual results may differ from those estimates. The impacts of estimates are pervasive throughout these unaudited condensed consolidated interim financial statements and may require accounting adjustments based on future occurrences. Revisions to accounting estimates are recognized in the period in which the estimate is revised and the revision affects current and future periods. Areas where significant estimates and assumptions are used include: the binomial valuation of the warrant liability, the Black-Scholes valuation of warrants and stock options, the valuation recorded for future income taxes and the assumption that the Company will receive title to the properties after the Madagascar political situation stabilizes.

NextSource Materials Inc. Notes to Unaudited Condensed Consolidated Interim Financial Statements For the nine month periods ended March 31, 2017 and 2016 (Expressed in US Dollars)

3.     Recent Accounting Pronouncements Potentially Affecting The Company

The following are recent FASB accounting pronouncements, which may have an impact on the Company's future consolidated financial statements.

●

"Presentation of Financial Statements Going Concern (ASC Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15") was issued during August 2014. FASB issued guidance on how to account for and disclose going concern risks. This guidance is effective for annual periods beginning after December 15, 2016.

●

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

●

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

●

“Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”) was issued in August 2016. This update addresses several specific cash flow issues with the objective of reducing the existing diversity in practice.

●	“Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting” (ASU 2017-09) was issued in May 2017. This update will provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. This standard is effective for annual periods beginning after December 15, 2017.

The Company continues to evaluate the impact of ASU 2014-15, ASU 2016-02, ASU 2016-09, ASU 2016-15, and ASU 2017-09 on its unaudited condensed consolidated interim financial statements.

NextSource Materials Inc. Notes to Unaudited Condensed Consolidated Interim Financial Statements For the nine month periods ended March 31, 2017 and 2016 (Expressed in US Dollars)

4.     Equipment

For the nine month period ended March 31, 2017, the Company incurred depreciation expenses totaling $21,911 (March 31, 2016: $45,601) resulting in the full depreciation of the underlying equipment and its derecognition since no future economic benefits are expected from use or disposal.

For the three month period ended March 31, 2017, the Company incurred depreciation expenses totaling $nil (March 31, 2016: $11,001).

During the period, the Company acquired metallurgical testing equipment valued at $26,285 (March 31, 2016: $nil).

	Equipment Cost $	Less: Accumulated Depreciation $	Net Book Value $

Balance June 30, 2015	195,561	117,048	78,513

Depreciation expense	-	45,601	(45,601)

Balance March 31, 2016	195,561	162,649	32,912

Depreciation expense	-	11,001	(11,001)

Balance June 30, 2016	195,561	173,650	21,911

Depreciation expense	-	21,911	(21,911)
Derecognition of equipment	(195,561)	(195,561)	-
Acquisition of metallurgical equipment	26,285	-	26,285

Balance March 31, 2017	26,285	-	26,285

NextSource Materials Inc. Notes to Unaudited Condensed Consolidated Interim Financial Statements For the nine month periods ended March 31, 2017 and 2016 (Expressed in US Dollars)

5.     Mineral Properties

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

On April 16, 2014, the Company signed a Sale and Purchase Agreement and a Mineral Rights Agreement (together “the Agreements”) with Malagasy to acquire the remaining 25% interest. Pursuant to the Agreements, the Company paid $364,480 (CAD$400,000), issued 2,500,000 common shares subject to a 12 month voluntary vesting period that were valued at $325,000 and issued 3,500,000 common share purchase warrants, which were valued at $320,950 using Black-Scholes, with an exercise price of $0.14 and an expiry date of April 15, 2019. On May 20, 2015 and upon completion of a bankable feasibility study (“BFS”) for the Molo Graphite Property, the Company paid $546,000 (CAD$700,000) and issued 1,000,000 common shares, which were valued at $100,000.

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

On April 16, 2014, the Company signed a Joint Venture Agreement with Malagasy, whereby Malagasy acquired a 75% interest in non-industrial minerals on the Company's 100% owned Green Giant Property. On May 21, 2015, Malagasy terminated the Joint Venture Agreement, which as a result, the Company reverted to its original 100% interest in all minerals on the property.

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

NextSource Materials Inc. Notes to Unaudited Condensed Consolidated Interim Financial Statements For the nine month periods ended March 31, 2017 and 2016 (Expressed in US Dollars)

6.     Related Party Transactions and Balances

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

The following related party transactions occurred during the nine-month period ended March 31, 2017:

a)	The Company incurred $441,444 in payroll, management and consulting fees incurred directly to directors and officers or companies under their control (March 31, 2016: $388,104).
b)	The Company incurred $nil in general and administrative costs (March 31, 2016: $68,293) from a public company related by common management, Red Pine Exploration Inc. (TSX.V: “RPX”).
c)	The Company granted no stock options to directors and officers of the Company (March 31, 2016: 7,900,000 common stock purchase options issued to directors and officers).

The following related party transactions balances existed as of March 31, 2017:

a)	The accounts payable balance for payroll, management and consulting fees owed to directors and officers or companies under their control was $16,400 at the end of the period (June 30, 2016: $42,000).
b)	The prepaid payroll balance for payroll expenditures paid to officers was $26,276 at the end of the period (June 30, 2016: $nil).

NextSource Materials Inc. Notes to Unaudited Condensed Consolidated Interim Financial Statements For the nine month periods ended March 31, 2017 and 2016 (Expressed in US Dollars)

7.     Common Stock and Additional Paid-in Capital

The authorized share capital of the Company is 650,000,000 shares with a $0.001 par value. As of March 31, 2017, the Company had 460,995,711 common shares issued and outstanding (June 30, 2016: 364,931,425).

The Company issued the following common shares during the nine month period ended March 31, 2017:

(a)

On August 18, 2016, the Company closed a non-brokered private placement offering of 96,064,286 common shares at a price of $0.05 (CAD$0.07) for aggregate gross proceeds of $5,177,885 (CAD$6,724,500). The share issue costs totaled $370,671 for this issuance.

NextSource Materials Inc. Notes to Unaudited Condensed Consolidated Interim Financial Statements For the nine month periods ended March 31, 2017 and 2016 (Expressed in US Dollars)

8.     Stock Options

The Company’s stock option plan is restricted to a maximum of 43,000,000 stock options.

As of March 31, 2017, there were 25,960,000 stock options outstanding with a weighted average exercise price of $0.14 and an expiration of 2.49 years. All the stock options vested on their grant date.

The following is a schedule of the Company’s outstanding common stock purchase options for the nine months ending March 31, 2017:

Grant Date	Expiration Date	Exercise Price	Balance Outstanding June 30, 2016	Balance Outstanding March 31, 2017
July 1, 2011	July 1, 2016	$0.30	3,300,000	-
July 12, 2012	July 13, 2016	$0.29	1,650,000	-
October 24, 2011	October 24, 2016	$0.20	1,640,000	-
December 1, 2011	December 1, 2016	$0.21	1,785,000	-
March 7, 2012	March 4, 2017	$0.28	4,900,000	-
May 23, 2012	May 23, 2017	$0.23	180,000	180,000
February 27, 2013	February 27, 2018	$0.21	4,900,000	4,000,000
July 9, 2013	July 9, 2018	$0.11	1,080,000	905,000
September 19, 2013	July 19, 2018	$0.15	675,000	450,000
October 9, 2013	October 9, 2018	$0.13	250,000	250,000
January 10, 2014	January 10, 2019	$0.18	4,400,000	4,275,000
July 3, 2014	July 3, 2019	$0.15	4,275,000	3,000,000
February 26, 2015	February 26, 2020	$0.20	4,430,000	4,400,000
December 22, 2015	December 22, 2020	$0.06	8,500,000	8,500,000
Total Outstanding			41,965,000	25,960,000

The following is a continuity schedule of the Company's outstanding common stock purchase options from prior periods:

	Weighted-Average Exercise Price ($)	Number of Stock Options
Outstanding as of June 30, 2015	0.22	35,365,000
Granted	0.06	8,500,000
Exercised	-	-
Expired	0.23	(1,900,000)

Outstanding as of June 30, 2016	0.18	41,965,000
Granted	-	-
Exercised	-	-
Expired	0.25	(16,005,000)

Outstanding as of March 31, 2017	0.14	25,960,000

NextSource Materials Inc. Notes to Unaudited Condensed Consolidated Interim Financial Statements For the nine month periods ended March 31, 2017 and 2016 (Expressed in US Dollars)

9.     Warrants

As of March 31, 2017, there were 30,521,256 common share purchase warrants outstanding with a weighted average exercise price of $0.11 and an expiration of 1.01 years.

The following is a schedule of the Company’s outstanding common stock purchase warrants for the nine months ending on March 31, 2017:

Issued Date	Expiration Date	Exercise Price		Balance Outstanding June 30, 2016	Balance Outstanding March 31, 2017
September 26, 2014	September 26, 2016	$0.14		1,928,571	-
November 15, 2012	November 15, 2016	$0.18		2,903,571	-
December 30, 2014	December 30, 2016	$0.12		147,000	-
January 14, 2014	January 14, 2017	$0.14	(a)	29,152,033	-
January 31, 2014	January 31, 2017	$0.14	(a)	590,000	-
October 7, 2015	October 6, 2017	$0.07		7,100,000	7,100,000
July 31, 2015	May 4, 2018	$0.14		10,275,499	10,275,499
February 4, 2016	February 4, 2018	$0.11		6,437,900	6,437,900
April 11, 2016	April 11, 2018	$0.11		3,207,857	3,207,857
June 23, 2014	April 15, 2019	$0.14		3,500,000	3,500,000
Total Outstanding				65,242,431	30,521,256

(a)	These warrants were issued at a $0.18 CAD exercise price.

The following is the continuity schedule of the Company's common share purchase warrants from prior periods:

	Weighted-Average Exercise Price ($)		Number of Warrants
Outstanding as of June 30, 2015	0.10	*	63,618,917
Issued	0.11		27,021,256
Exercised	-		(20,550,998)
Expired	0.12	*	(4,846,744)

Outstanding as of June 30, 2016	0.13	*	65,242,431
Issued	-		-
Exercised	-		-
Expired	0.14	*	(34,721,175)

Outstanding as of March 31, 2017	0.11		30,521,256

* Amount represents the converted USD exercise price

NextSource Materials Inc. Notes to Unaudited Condensed Consolidated Interim Financial Statements For the nine month periods ended March 31, 2017 and 2016 (Expressed in US Dollars)

10.     Warrant Liability

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

For the nine month period ended March 31, 2017, the Company recorded a gain in the fair value of the derivative warrant liability of $111,049 (March 31, 2016: gain of $513,760).

For the three month period ended March 31, 2017, the Company recorded a gain in the fair value of the derivative warrant liability of $nil (March 31, 2016: loss of $650).

The fair value of the warrant liability was estimated using the following model inputs on the following valuation dates:

	Period-Ended March 31, 2017	Year-Ended June 30, 2016

Exercise price	$0.13	$0.14
Risk free rate	0.73%	0.50%
Expected volatility	81%	88%
Expected dividend yield	Nil	Nil
Expected life (in years)	Nil	0.55

Opening balance, derivative warrant liability	$111,049	$844,851
Gain on change in fair value of derivative warrant liability	(111,049)	(733,802)
Ending balance, derivative warrant liability	$-	$111,049

NextSource Materials Inc. Notes to Unaudited Condensed Consolidated Interim Financial Statements For the nine month periods ended March 31, 2017 and 2016 (Expressed in US Dollars)

11.     Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted loss per share and the weighted average number of shares of common stock excludes all potentially dilutive shares since their effect is anti-dilutive.

As of March 31, 2017, there was a total of 56,481,256 potentially dilutive warrants and options outstanding (June 30, 2016: 107,207,431).

NextSource Materials Inc. Notes to Unaudited Condensed Consolidated Interim Financial Statements For the nine month periods ended March 31, 2017 and 2016 (Expressed in US Dollars)

12.     Segmented Reporting

The Company operates one operating segment, which is the acquisition, exploration and development of mineral resources in Madagascar. No revenue has been generated by any mineral resource properties. Limited amounts of cash and equipment are currently held in Madagascar. Substantially all of the remaining assets are held in Canada. The Company's President and Chief Executive Officer and Chief Financial Officer are the operating decision-makers and direct the allocation of resources to its geographic segments.

The following is the segmented information by geographic region:

Mineral Exploration Expense	Madagascar $	Canada $	Total $
Three month period ended March 31, 2017	614,838	7,040	621,878
Nine month period ended March 31, 2017	1,387,970	69,310	1,457,280
Three month period ended March 31, 2016	236,761	3,994	240,755
Nine month period ended March 31, 2016	548,515	52,896	601,411

Cash and Equivalents	Madagascar $	Canada $	Total $
As of March 31, 2017	46,734	2,628,705	2,675,439
As of June 30, 2016	29,239	515,574	544,813

NextSource Materials Inc. Notes to Unaudited Condensed Consolidated Interim Financial Statements For the nine month periods ended March 31, 2017 and 2016 (Expressed in US Dollars)

13.      Contingency Provision and Legal Settlement

(a)

During fiscal 2014, the Company issued 17,889,215 flow-through shares to eligible Canadian taxpayer subscribers with contractual commitments for the Company to incur $3,812,642 in eligible Canadian Exploration Expenditures (“CEEs”) by December 31, 2014 as per the provision of the Income Tax Act of Canada. The CEEs were renounced as a tax credit to the flow-through share subscribers on December 31, 2013. As at December 31, 2014, the Company had unfulfilled CEE obligations. During the year ended June 30, 2015, the Company recorded a contingent provision for the Part XII.6 taxes and related penalties for the indemnification liability to subscribers for taxes and penalties related to the CEE renunciation shortfall. During the period ended March 31, 2017, the Company paid $130,087 (2015: $nil) in Part XII.6 taxes related to a revised estimated of the CEE renunciation shortfall and maintained the existing contingent provision amount for the indemnification liability to subscribers for taxes and penalties. During the period ended March 31, 2017, the contingent provision was adjusted due to foreign exchange fluctuations to $178,241.

(b)	On July 30, 2016, the Company concluded a legal settlement with the Company’s former Chief Financial Officer, whereby a severance of $34,457 (CAD$44,750) was awarded and paid in full.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this quarterly report, “we”, “us”, “our”, “NextSource Materials”, “NextSource”, “Company” or “our company” refers to NextSource Materials Inc. and all of its subsidiaries. The term NSR stands for Net Smelter Royalty.

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

BACKGROUND – COMPANY OVERVIEW

We are incorporated in the State of Minnesota, USA and have a fiscal year end of June 30. Our principal business is the acquisition, exploration and development of mineral resources. We have not generated operating revenues or paid dividends since inception on March 1, 2004 to the period ended March 31, 2017 and we are unlikely to do so in the immediate future. Our business activities have been entirely financed from the proceeds of securities subscriptions.

On April 19, 2017, the Company changed its name from Energizer Resources Inc. to NextSource Materials Inc. as part of our rebranding effort and to better reflect our evolution from an exploration-stage company into a mine-development company. In addition, we changed the names of some of our subsidiaries to reflect the new parent name. Our new symbol on the OTC Markets is “NSRC.”

During fiscal 2008, the Company incorporated Energizer (Mauritius) Ltd. (“ERMAU”), a Mauritius subsidiary, and Energizer Madagascar Sarl. (“ERMAD”), a Madagascar subsidiary of ERMAU. During fiscal 2009, the Company incorporated THB Ventures Ltd. (“THB”), a Mauritius subsidiary of ERMAU, and Energizer Minerals Sarl. (“ERMIN”), a Madagascar subsidiary of THB, which holds the 100% ownership interest of the Green Giant Property in Madagascar (see note 5). During fiscal 2012, the Company incorporated Madagascar-ERG Joint Venture (Mauritius) Ltd. (“ERGJVM”), a Mauritius subsidiary of ERMAU, and ERG (Madagascar) Sarl. (“ERGMAD”), a Madagascar subsidiary of ERGJVM, which holds the Malagasy Joint Venture Ground. During fiscal 2014, the Company incorporated 2391938 Ontario Inc., an Ontario, Canada subsidiary.

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

Our executive offices are situated at 1001–145 Wellington Street West, Toronto, Ontario, Canada, M5J 1H8 and the primary telephone number is (416) 364-4986. Our website is www.nextsourcematerials.com (which website is expressly not incorporated by reference into this filing).

Further details regarding each of our Madagascar properties, although not incorporated by reference, including the comprehensive geological report prepared in accordance Canada’s National Instrument 43-101 - Standards of Disclosure for Mineral Properties (“NI 43-101”) for the Molo Graphite Property and separately the technical report on the Green Giant Property in Madagascar can be found on the Company’s website at www.nextsourcematerials.com (which website is expressly not incorporated by reference into this filing) or in the Company’s Canadian regulatory filings at www.sedar.com (which website and content is expressly not incorporated by reference into this filing). We report mineral reserve estimates in accordance with the Securities and Exchange Commission’s Industry Guide 7 (“Guide 7”) under the Securities Act of 1933, as amended (the “U.S. Securities Act”). As a reporting issuer in Canada with our primary trading market in Canada, we are also required to prepare reports on our mineral properties in accordance with NI 43-101. The technical reports referenced in this document uses the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource”. These terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports filed with the Securities and Exchange Commission. As a result, information in respect of our resources determined in accordance with NI 43-101 are not contained in this document.

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

Phase 1

NextSource has advance discussions with several potential off-takers to the stage where they have requested multi-tonne samples of Molo concentrate for full-scale end-product production runs prior to entering into any definitive off-take contracts.

Phase 1 will consist of the construction of a processing plant capable of producing flake graphite concentrate. The plant is designed to be a “proof of concept” operation with the goal of optimizing the process circuit while allowing the Company to supply a true “run-of-mine” flake concentrate to potential off-takers and customers for final product validation.

Base, essential-only, infrastructure will be constructed during this phase. The plant will utilize dry-stack tailings in order to eliminate the up-front capital costs associated with a tailings dam. NextSource’s existing camp adjacent to the nearby town of Fotadrevo will be used to accommodate employees and offices, with additional housing available within the town for additional employees.

It is estimated that once financed, the Phase I processing plant will require a total of 12 months to complete. This build-out will include detailed engineering, equipment procurement, off-site fabrication and assembly of plant modules, factory assurance testing (FAT), module disassembly and shipping, plant infrastructure construction and onsite module assembly. Total costs are estimated at approximately US$8,500,000 ($7,000,000 for the processing plant and $1,500,000 for related infrastructure).

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

NextSource will also assess the addition of back-end value-added processing for lithium-ion battery and graphite foil applications in the classification portion of the demonstration plant. The costs for these expenditures are unknown at this time, but will be assessed in parallel with the development of Phase 1.

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

From the date of this report, and subject to availability of capital, our plan during the next 12 months is to incur between $750,000 and $10,000,000 on further engineering, exploration, testing, Phase 1 construction and permitting to advance the Molo Graphite project, subject to the availability of capital and any other unforeseen delays, by March 31, 2018. No assurances can be provided that we will achieve our objectives by that date.

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

RESULTS OF OPERATIONS

The following are explanations of the material changes for the nine and three month periods ended March 31, 2017 compared to the nine and three month periods ended March 31, 2016:

	Nine months ended		Three months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

Revenues		$-		$-

Expenses

Mineral exploration expense	1,457,280	601,411	621,878	240,755
Professional and consulting fees	478,476	549,108	199,445	153,428
Stock-based compensation	-	331,491	-	-
General and administrative	359,312	231,992	138,746	12,100
Depreciation	21,911	45,601	-	11,001
Part XII.6 taxes	130,087	-	609	-
Foreign currency translation loss (gain)	146,133	79,425	45,521	(13,756)

Total Expenses	2,593,199	1,839,028	1,006,199	403,528

Net Loss From Operations	(2,593,199)	(1,839,028)	(1,006,199)	(403,528)

Other Income (Expenses)

Investment income	-	578	-	17
(Loss) gain on sale of marketable securities	-	(8,068)	-	(8,068)
Change in value of warrant liability	111,049	513,760	-	650

Net Loss	$(2,482,150)	1332,758)	$(1,006,199)	(410,929)

Unrealized loss from marketable securities	-	(3,745)		(696)
Realized gain from marketable securities	-	8,068		8,068

Comprehensive Loss	$(2,482,150)	$(1,328,435)	$(1,006,199)	$(403,557)

Loss per share – basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding – basic and diluted	424,437,913	338,162,447	460,995,711	348,213,005

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

Liquidity, Capital Resources and Foreign Currencies

The following are explanations of the material changes to the working capital position as of March 31, 2017 when compared to June 30, 2016:

	March 31, 2017	June 30, 2016
Assets

Current Assets:
Cash and cash equivalents	$2,675,439	$544,813
Amounts receivable	25,722	13,955
Prepaid expenses	49,541	11,545
Total current assets	2,750,702	570,313

Current Liabilities:
Accounts payable	$192,991	$215,391
Accrued liabilities	22,392	24,743
Contingency provision	178,241	182,742
Warrant liability	-	111,049
Total current liabilities	393,624	570,313

Net Working Capital Position	$2,357,078	$36,388

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

We hold a significant portion of our cash reserves in Canadian dollars to satisfy non-exploration expenditures such as professional and consulting fees and general and administrative costs, which are mainly incurred in Canadian dollars. Due to foreign exchange rate fluctuations, the remeasurement of the value of Canadian dollar reserves into US dollars results in foreign currency translation gains or losses. If there was to be a significant decline in the Canadian dollar against the US dollar, the value of that Canadian dollar cash reserves, as presented on the balance sheet, could significantly decline causing significant foreign currency translation losses. For illustration, there has been a consistent and steady decline in the value of the Canadian dollar from near par in 2013 to the Canadian dollar’s current rates .In addition, certain of our ongoing expenditures are in South African Rand, Madagascar Ariary and Euros requiring us to occasionally hold reserves of these foreign currencies with a similar risk of foreign exchange currency translation losses.

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

Net proceeds during the past two years:

●	For the year ended June 30, 2014, we raised net proceeds of $9,559,926 through the issuance of 90,523,283 common shares and 39,312,130 common share purchase warrants.
●	For the year ended June 30, 2015, we raised net proceeds of $6,663,148 through the issuance of 40,757,067 common shares and 22,626,569 common share purchase warrants.
●

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

●

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

●

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

●	On May 17, 2016, we closed a private placement offering of 11,150,000 common shares at a price of $0.07 (CAD$0.09) per unit, representing aggregate gross proceeds of $772,500 (CAD$1,003,500).
●	On August 18, 2016, we closed a private placement offering of 96,064,286 common shares at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $5,177,865 (CAD$6,724,500).

Net proceeds subsequent to the end of the current reporting period:

●	None.

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

ITEM 4. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2017.

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

Based on this evaluation, our chief executive officer and our chief financial officer concluded that, our disclosure controls and procedures were effective as of March 31, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company completed the following private placement during the nine month period ended March 31, 2017:

●

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. – EXHIBITS

Exhibit Number & Description

3.1

Articles of Incorporation of Uranium Star Corp. (now known as NextSource Materials Inc.) (Incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-1 filed on July 29, 2015)

3.3	Amended and Restated By-Laws of NextSource Materials Inc. (Incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K as filed with the SEC on July 16, 2010)
3.4	Amendment to the By-Laws of NextSource Materials Inc. (Incorporated by reference to the registrant’s current report on Form 8-K as filed with the SEC on October 16, 2013)
4.1

Amended and Restated 2006 Stock Option Plan of NextSource Materials, Inc. (as of February 2009) (Incorporated by reference to Exhibit 4.1 to the registrant's Form S-8 registration statement as filed with the SEC on February 19, 2010)

4.2

Form of broker Subscription Agreement for Units (Canadian and Offshore Subscribers) (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K as filed with the SEC on March 19, 2010)

4.3

Form of standard Subscription Agreement for Units (Canadian and Offshore Subscribers) (Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K as filed with the SEC on March 19, 2010)

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
4.7

Agency Agreement, dated March 15, 2010, between NextSource Materials, Clarus Securities Inc. and Byron Securities Limited (Incorporated by reference to Exhibit 4.6 to the registrant’s current report on Form 8-K filed with the SEC on March 19, 2010)

4.8

Form of Warrant relating to private placement completed during November 2012 (Incorporated by reference to Exhibit 4.8 to the registrant’s quarterly report on Form 10-Q as filed with the SEC on February 13, 2013).

4.9

Agency Agreement relating to private placement completed during November 2012 (Incorporated by reference to Exhibit 4.9 to the registrant’s quarterly report on Form 10-Q as filed with the SEC on February 13, 2013).

4.10.	Amended and Restated Stock Option Plan of NextSource Materials, Inc. (Incorporated by reference to the registrant’s current report on Form 8-K as filed with the SEC on October 16, 2013)
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
10.3

Letter agreement effective May 12, 2006 between Yukon Resources Corp. and Virginia Mines Inc. (Incorporated by reference to Exhibit 99.1 to the registrant's current report on Form 8-K filed as with the SEC on May 9, 2006)

10.4

Joint Venture Agreement dated August 22, 2007 between Uranium Star Corp. & Madagascar Minerals and Resources Sarl (Incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K as filed with SEC on September 11, 2007)

10.5

Share Purchase Agreement between Madagascar Minerals and Resources Sarl and THB Venture Limited (a subsidiary of NextSource Materials Inc.) dated July 9, 2009 (Incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-K/A as filed on April 8, 2013)

10.6

Joint Venture Agreement between Malagasy Minerals Limited and NextSource Materials Inc. dated December 14, 2011 (Incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-K/A as filed on April 8, 2013).

10.7

Agreement to Purchase Interest In Claims between Honey Badger Exploration Inc. and NextSource Materials Inc. dated February 28, 2014.(Incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q as filed on May 14, 2014).

10.8

Sale and Purchase Agreement between Malagasy Minerals Limited and NextSource Materials Inc. dated April 16, 2014 (Incorporated by reference to Exhibit 10.8 to the registrant’s Form 10-Q as filed on May 14, 2014).

10.9

ERG Project Minerals Rights Agreement between Malagasy Minerals Limited and NextSource Materials Inc. dated April 16, 2014 (Incorporated by reference to Exhibit 10.9 to the registrant’s Form 10-Q as filed on May 14, 2014).

10.10

Green Giant Project Joint Venture Agreement between Malagasy Minerals Limited and NextSource Materials Inc. dated April 16, 2014 (Incorporated by reference to Exhibit 10.9 to the registrant’s Form 10-Q as filed on May 14, 2014).

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

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC website at http://www.sec.gov. The public may also read and copy any document we file with the SEC at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. We maintain a website at www.nextsourcematerials.com, (which website is expressly not incorporated by reference into this filing). Information contained on our website is not part of this report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTSOURCE MATERIALS INC.

Dated: May 15, 2017

By:	/s/ Craig Scherba
Name: Craig Scherba
Title: Chief Executive Officer and Director

Dated: May 15, 2017

By:	/s/ Marc Johnson
Name: Marc Johnson
Title: Chief Financial Officer (Principal Accounting Officer)