Form 10-K
period 2017-06-30
NextSource Materials Inc.
filed 2017-09-28
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2017

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51151

NEXTSOURCE MATERIALS INC.

(Exact name of registrant as specified in its charter)

Minnesota	20-0803515
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1001–145 Wellington Street West, Toronto, Ontario	M5J 1H8
(Address of principal executive offices)	(Zip Code)

  _______________________

(416) 364-4911

(Registrant’s telephone number, including area code)

_______________________

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [ ]     No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [ ]      No [x]

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

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2016, based upon the closing price of the common stock as reported on the OTCQB on such date: $22,995,535

As of September 27, 2017, there were 460,995,711 shares of the Registrant's common stock issued and outstanding.

Documents Incorporated by Reference:  None

NextSource Materials Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance.

Any statement in this report that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, and similar words, we intend to identify statements and expressions that may be forward-looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risks outlined under “Risk Factors” herein.

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

The forward-looking statements and associated risks set forth in this Report include or relate to, among other things: (a) our growth strategies, (b) anticipated trends in the mining industry, (c) currency fluctuations, (d) our ability to obtain and retain sufficient capital for future operations, and (e) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business”.

Our future financial results are uncertain due to a number of factors, some of which are outside the Company’s control. These factors include, but are not limited to: (a) our ability to raise additional funding; (b) the market price for graphite, vanadium and other minerals and materials; (c) the results of the exploration programs and metallurgical analysis of our mineral properties; (d) the political instability and/or environmental regulations that may adversely impact costs and ability to operate in Madagascar; and (e) our ability to find joint venture and/or off-take partners in order to advance the development of our mineral properties. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

The reader is cautioned that our Company does not have a policy of updating or revising forward-looking statements and thus the reader should not assume that silence by management of our Company over time means that actual events are bearing out as estimated in such forward-looking statements.

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “CAD$” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the daily average exchange rate as reported by the Bank of Canada on the applicable date. All references to “common shares” refer to the common shares in our capital stock.

All references to “tpa” refer to tonnes per annum.

NextSource Materials Inc.

FINANCIAL INFORMATION

As used in these footnotes, “we”, “us”, “our”, “NextSource Materials ”, “NextSource”, “Company” or “our company” refers to NextSource Materials Inc. and all of its subsidiaries.

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “CAD$” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the daily average exchange rate as reported by the Bank of Canada on the applicable date. All references to “common shares” refer to the common shares in our capital stock.

All references to “tpa” refer to tonnes per annum.

ITEM 1. – BUSINESS

Company Overview

Our principal business is the acquisition, exploration and development of mineral resources. We are primarily focused on the development of the Molo Graphite Project into a fully operational and sustainable graphite mine.

The Molo Graphite Project currently consists of a commercially minable graphite deposit situated in the African country of Madagascar. No mine infrastructure currently exists at the Molo Graphite Project site. We have additional exploration-stage mineral properties situated in Madagascar, including the Green Giant Property.

We have not generated operating revenues or paid dividends since inception on March 1, 2004 to the period ended June 30, 2017 and we are unlikely to do so in the immediate future. Our business activities have been entirely financed from the proceeds of securities subscriptions.

Our executive offices are situated at 1001–145 Wellington Street West, Toronto, Ontario, Canada, M5J 1H8 and the primary telephone number is (416) 364-4986. Our website is www.nextsourcematerials.com (which website is expressly not incorporated by reference into this filing).

We are incorporated in the State of Minnesota, USA and have a fiscal year end of June 30.

On April 19, 2017, the Company changed its name from Energizer Resources Inc. to NextSource Materials Inc. as part of our rebranding effort and to better reflect our evolution from an exploration-stage company into a mine-development company. Our new symbol on the Toronto Stock Exchange is “NEXT” and on the OTC Markets is “NSRC.”

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

Our authorized capital is 650,000,000 shares, with a par value of $0.001 per share, of which 640,000,000 are deemed common shares and the remaining 10,000,000 are deemed eligible to be divisible into classes, series and types with rights and preferences as designated by our Board of Directors.

We have not had any bankruptcy, receivership or similar proceeding since incorporation. Except as described below, there have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

Further details regarding each of our Madagascar properties, although not incorporated by reference, including the comprehensive feasibility studies prepared in accordance with Canada’s National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) for the Molo Graphite Project and separately the technical report on the Green Giant Property in Madagascar can be found on the Company’s website at www.nextsourcematerials.com (which website is expressly not incorporated by reference into this filing) or in the Company’s Canadian regulatory filings at www.sedar.com (which website and content is expressly not incorporated by reference into this filing).

We report mineral reserve estimates in accordance with the Securities and Exchange Commission’s Industry Guide 7 (“Guide 7”) under the Securities Act of 1933, as amended (the “U.S. Securities Act”). As a reporting issuer in Canada with our primary trading market in Canada, we are also required to prepare reports on our mineral properties in accordance with NI 43-101. The technical reports referenced in this document use the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource”. These terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports filed with the Securities and Exchange Commission. As a result, information in respect of our mineral resources determined in accordance with NI 43-101 is not contained in this document.

Cautionary Note

Based on the nature of our business, we anticipate incurring operating losses for the foreseeable future. We base this expectation, in part, on the fact that very few mineral properties in the exploration stage are ultimately developed into producing and profitable mines. Our future financial results are uncertain due to a number of factors, some of which are outside the Company’s control. These factors include, but are not limited to: (a) our ability to raise additional funding; (b) the market price for graphite, vanadium, gold and/or uranium; (c) the results of the exploration programs and metallurgical analysis of our mineral properties; (d) the political instability and/or environmental regulations that may adversely impact costs and ability to operate in Madagascar; and (e) our ability to find joint venture and/or off-take partners in order to advance the development of our mineral properties.

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

Due to the present inability to generate revenues, accumulated losses, recurring losses and negative operating cash flows, the Company has stated its opinion in Note 1 of our audited financial statements, as included in this annual report, that there currently exists substantial doubt regarding the Company’s ability to continue as a going concern.

Summary of Milestones

In July 2016, we appointed UK-based HCF International Advisers Limited ("HCF") as advisor in negotiating and structuring strategic partnerships, off take agreements and debt financing for our Molo Graphite Project in Madagascar. Discussions in respect of these matters have been ongoing for the past 26 months and are expected to continue during the coming months with no assurances as to the conclusion or results of these discussions.

In August 2016, we initiated a Front-End Engineering Design Study (the “FEED Study”) and value engineering for our Molo Graphite Project in Madagascar. The FEED Study was undertaken in order to optimize the mine plan as envisioned in the technical report titled "Molo Feasibility Study – National Instrument 43-101 Technical Report on the Molo Graphite Project located near the village of Fotadrevo in the Province of Toliara, Madagascar", dated July 13, 2017, effective as of July 13, 2017 (the “Molo Feasibility Study”) and determine the optimal development path based on discussions with prospective strategic partners. All costing aspects were examined with the goal of providing a method to produce meaningful, multi-tonne test samples of Molo graphite concentrate to potential off-takers while reducing the CAPEX and time required to the commencement of commercial production.

On November 7, 2016, we outlined a phased mine development plan for the Molo Graphite Project based on the FEED Study and value engineering. The results supported the construction of a plant to test and verify the flow sheet design from the Molo Feasibility Study. Under the existing Exploration Permit, the Company is limited to an ore input of 20,000 cubic meters (or approximately 50,000 tonnes) of front-end feed into the demonstration plant. Upon approval of a full mining permit, the 20,000-cubic meter test limit would be removed and at full capacity, the demonstration plant would be capable of processing up to 240,000 tonnes of feed per annum, which equates to 30 tonnes per hour of ore feed and roughly 1 to 3 tonnes of flake graphite concentrate production per hour.

Phase 1

Phase 1 would consist of a fully operational and sustainable graphite mine with a permanent processing plant capable of producing, in our estimation, approximately 17,000 tpa of high-quality SuperFlake™ graphite concentrate with a mine life of 30 years (as discussed below). The fully-modularized mining operation in this phase will use a 100% owner-operated fleet that we believe will process an average of 240,000 tonnes of ore per year (or 30 tonnes per hour) of mill feed (ore) that will be processed on site. Phase 1 will provide “proof of concept” for the modular methodology and allow NextSource the flexibility to optimize further the process circuit while being capable of supplying a true “run-of-mine” flake concentrate to potential off-takers and customers for final product validation. All supporting infrastructure including water, fuel, power, dry-stack tailings and essential buildings will be constructed during Phase 1 to sustain the fully operational and permanent processing plant. The plant will utilize dry-stack tailings in order to eliminate the up-front capital costs associated with a tailings dam. NextSource’s existing camp adjacent to the nearby town of Fotadrevo will be used to accommodate employees and offices, with additional housing available within the town for additional employees.

Phase 2

Phase 2 would consist of a modular expansion to plant capable of producing approximately 50,000 tpa of high-quality SuperFlake™ graphite concentrate. Timing of the implementation of Phase 2 will be determined by market demand for SuperFlake™ graphite and will incorporate the unique full-modular build approach used in Phase 1. This phase will include the construction of additional on-site accommodation and offices, upgrading of road infrastructure, port facility upgrades, a wet tailings dam facility and further equipment purchases to provide redundancy within the processing circuit. The costs for these capital expenditures are unknown at this time, but will be assessed as part of an economic analysis completed in parallel with Phase 1 development.

On June 1, 2017, we released the results of a positive updated Molo Feasibility Study for Phase 1 of the mine development plan utilizing a fully modular build-out approach which was based on the FEED Study and subsequent detailed engineering studies. Phase 1 would consist of a fully operational and sustainable graphite mine with a permanent processing plant capable of producing, in our estimation, approximately 17,000 tpa of high-quality SuperFlake™ graphite concentrate per year with a mine life of 30 years. The Phase 1 production costs were estimated at $433 per tonne at the plant and $688 per tonne delivered CIF port of Rotterdam. The Phase 1 capital costs were estimated at $18.4 million with a construction projected but not guaranteed timeline of approximately 9 months. Based on an average selling cost of $1,014 per tonne, the Phase 1 was estimated to have a pre-tax NPV of $34 million using an 8% discount rate, a pre-tax internal rate of return (IRR) of 25.2%, and a post-tax IRR of 21.5%.

Summary of Future Plans

We have applied for a mining permit from the Government of Madagascar to begin construction of Phase 1 of the Molo Graphite Project. Although the Company believes it has complied with all permit requirements and has submitted all necessary documents, there can be no assurances as to the timing of the receipt of a mining permit.

In anticipation of receiving the mine permit and of eventual graphite production, we have continued to pursue negotiations in respect of potential off-take agreements with graphite end-users and intermediaries with the intention of securing project financing alternatives, which may include debt, equity and derivative instruments.

From the date of this report, and subject to availability of capital and unforeseen delays in receiving the mining permit for the Molo Graphite Project, our business plan during the next 12 months is to incur between $2,200,000 to $23,000,000 on further permitting, engineering, construction, professional fees, G&A and working capital costs to achieve initial production at the Molo Graphite Project by July 2018. No assurances can be provided that we will achieve our production objective by that date.

The following is a summary of the amounts budgeted to be incurred (presuming all $23,000,000 is required):

Professional Fees and General and Administrative	$1,500,000
Environmental and Permitting Fees	$700,000
Phase 1 Processing Plant CAPEX	$14,500,000
Phase 1 Infrastructure CAPEX	$400,000
Construction Financing Costs	$1,100,000
Construction Contingency Costs (10%)	$1,700,000
Working Capital for Mine Startup	$3,100,000
Total	$23,000,000

The above amounts may be updated based on actual costs and the timing may be delayed or adjusted based on several factors, including the availability of capital to fund the budget. We anticipate that the source of funds required to complete the budgeted items disclosed above will come from private placements in the capital markets, but there can be no assurance that financing will be available on terms favorable to the Company or at all.

We will also assess the addition of back-end value-added processing for lithium-ion battery and graphite foil applications in the classification portion of the plant. The costs for any value-added processing is unknown at this time, but will be assessed in parallel with the development of Phase 1.

Employees

As of the date of this annual report, we have 4 full-time employees and consultants based in Toronto and South Africa engaged in the management of the Company as well as several additional consultants in South Africa and Madagascar that serve managerial and non-managerial functions.

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

Government Regulations and Permitting

The receipt of the exploitation permit is a critical step in the larger permitting and licensing regime.  The permitting and licensing of the Molo Graphite Project requires dedicated attention to ensure momentum is maintained  during the application for and delivery of all necessary permits and licenses.

The Molo Graphite Project exploration permit PR 3432 is currently held under the name of one of our Madagascar subsidiary ERG Madagascar SARLU. Our Madagascar subsidiaries have paid all taxes and administrative fees to the Madagascar government and its mining ministry with respect to all the mining permits held in country.  These taxes and administrative fee payments have been acknowledged and accepted by the Madagascar government.  In addition, we continue to diligently work with the Madagascar government to obtain the necessary permits as the country clears its backlog of applications and amendments.

We have applied to have the Molo Graphite Project exploration permit converted into an exploitation permit, which is expected to be completed in due course. The exploitation permit is required to advance the Molo Project into the developmental stage.

A comprehensive Environmental and Social Impact Assessment ("ESIA"), developed to local Malagasy, Equator Principles, World Bank and International Finance Corporation (IFC) standards, is nearing completion. This process was preceded by an Environmental Legal Review and an Environmental and Social Screening Assessment; both providing crucial information to align the project development and design with international best practice on sustainable project development.

Application for all necessary permits to construct and operate the mine, including water use, construction, mineral processing, transportation, export, and labour will be undertaken within the ESIA review period (6 months), which is expected to be from September 2017 till February 2018.

Security of land tenure is a process that is estimated to take 6-9 months to complete.  Compilation of a comprehensive legal register will also be required.

The Company cannot provide any assurance as to the timing of the receipt of the required permits and licenses.

Graphite Prices

Graphite prices are highly variable depending on the flake size, carbon content and level of processing.

Natural flake graphite prices rose steeply in 2010 and 2011 before declining steadily until mid-2016. This price peak was the result of graphite consumer fears that Chinese consolidation in the flake graphite sector, coupled with bullish forecasts for demand growth for use in lithium-ion batteries, would create an eventual shortage of supply and encouraged producers to hoard stocks and traders to speculate on prices. Instead, Chinese flake graphite consolidation continued but at a slower than expected pace and lithium-ion-based electric vehicle (“EV”) adoption rates were also been slower than first predicted.

This is expected to change over the next decade as the market for lithium-ion battery components increases graphite demand, resulting in price increases for battery grades.

Larger flake sizes and higher carbon grades have always achieved the highest price. The jumbo flake price premium is justified because of the use of the larger fractions in specialist applications. The actual market size for these larger fractions is relatively small but is forecast to grow over the next ten years.

The 3-year historic average price for global flake graphite across different flake sizes were as follows:

Global Flake Graphite Weighted Average Selling Price
	2014	2015	2016	3-Year Average
Jumbo Flake	$1,821	$1,530	$1,470	$1,607
Large Flake	$1,317	$1,183	$861	$1,120
Medium Flake	$1,042	$1,025	$770	$946
Fine Flake	$965	$846	$668	$826
Source: Flake graphite average prices provided by Roskill Consulting Group Ltd.

The rapid uptake of lithium-ion batteries between 2017 and 2030 is expected to encourage growth in the demand for fine and medium size flake graphite. The future price of flake graphite from 2017 until 2030 will be influenced by several factors until 2030, including:

●	Amount of graphite supply from new projects and expansions of existing projects in China and ROW
●	Curtailment of flake graphite production in China as the government imposes environmental controls
●	Demand and supply balance by graphite flake size
●	Growth of the lithium-ion battery market
●	Competition from synthetic graphite
●	Recycling of refractory graphite products

Cautionary note to U.S. investors regarding estimates of measured, indicated and inferred resources and proven and probable reserves

As used in this Annual Report on Form 10-K, the terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with NI 43-101 and the Canadian Institute of Mining, Metallurgy and Petroleum (CIM)-CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (“CIM Definition Standards”).

These definitions differ from the definitions in Guide 7 under the Securities Act. However, despite the differences in the definition between NI 43-101 and Guide 7:

●

Erudite Strategies (Pty) Ltd. has stated that the Proven and Probable Reserves reported in the Molo Feasibility Study are equal to the proven and probable reserves which would have been reported had the reports been prepared pursuant to Guide 7 standards, and in such disclosures, the procedures and definitions employed in the estimation of proven and probable reserves is also consistent with Guide 7 definitions

Proven and probable reserves are based on extensive drilling, sampling, mine modeling and metallurgical testing from which we determined economic feasibility. The term “proven reserves” means mineral reserves for which (i) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (ii) grade and/or quality are computed from the results of detailed sampling; and (iii) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. The term “probable reserves” means mineral reserves for which quantity and grade are computed from information similar to that used for proven reserves, but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. The price sensitivity of reserves depends upon several factors including grade, metallurgical recovery, operating cost, waste-to-ore ratio and ore type. Metallurgical recovery rates vary depending on the metallurgical properties of each deposit and the production process used.

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

Molo Graphite Project, Southern Madagascar, Africa

Madagascar has been a traditional producer of flake graphite for over a century but has never exceeded 12,000 tonnes of production annually. Currently, Madagascar’s annual production of flake graphite averages about 5,000 tonnes. The Molo Graphite Project deposit represents the first new and substantial graphite discovery in the country in over 50 years.

Project Timeline

The Molo Graphite Project is one of seven surficial graphite trends discovered and drill tested by NextSource in late 2011 and announced to the market in early January 2012. The Molo deposit itself occurs in a flat, sparsely populated and dry savannah grassland region that has easy access via a network of seasonal secondary roads.

The Molo Graphite Project graphitic zone consists of multi-folded graphitic strata with a surficially exposed strike length of over two kilometres. Outcrop mapping and trenching on the Molo Graphite Project has shown the surface geology to be dominated by resistant ridges of graphitic schist and graphitic gneiss, as well as abundant graphitic schist float. Geological modeling has shown that the Molo Graphite Project deposit consists of various zones of mineralized graphitic gneiss, with a barren footwall composed of garnetiferous gneiss. The host rock of the mineralized zones on the Molo Graphite Project is graphitic gneiss.

Resource delineation, drilling and trenching on the Molo Graphite Project took place between May and November of 2012, which resulted in a maiden mineral resource estimate to be released in early December of the same year. This maiden mineral resource estimate formed the basis for the Company’s Preliminary Economic Assessment (the “PEA”), which was undertaken by DRA Mineral Projects and released in 2013.

The positive outcome of the PEA led NextSource to undertake another phase of exploratory drilling and sampling in 2014 to upgrade the deposit and its contained mineral resources to mineral reserves. The process included an additional 32 diamond drill holes (totaling 2,063 metres) and 9 trenches (totaling 1,876 metres). The entire database upon which the upgraded resource estimate was based contained 80 drill holes (totaling 11,660 metres) and 35 trenches (totaling 8,492 metres). This new mineral resource formed the basis of the Molo Feasibility Study, which was originally released in February 2015.

In July 2016, we appointed HCF as advisor in negotiating and structuring strategic partnerships, off-take agreements and debt financing for its Molo Graphite Project.

In August 2016, we initiated the FEED Study and value engineering for our Molo Graphite Project in Madagascar. The FEED Study was undertaken in order to optimize the mine plan as envisioned in the Molo Feasibility Study and determine the optimal development path based on discussions with prospective strategic partners. All costing aspects were examined with the goal of providing a method to produce meaningful, multi-tonne test samples of Molo graphite concentrate to potential off-takers while reducing the CAPEX and time required to the commencement of commercial production.

On November 7, 2016, we outlined a phased mine development plan for the Molo Graphite Project based on the FEED Study and value engineering. The results supported the construction of a cost-effective demonstration plant to test and verify the flow sheet design from the Molo Feasibility Study. Under the Exploration Permit, the Company would initially be limited to an ore input of 20,000 cubic meters (or approximately 50,000 tonnes) of front-end feed into the demonstration plant. Upon approval of a full mining permit, the 20,000 cubic meter test limit would be removed and at full capacity, the demonstration plant would be capable of processing up to 240,000 tonnes of feed per annum, which equates to 30 tonnes per hour of ore feed and roughly 1 to 3 tonnes of flake graphite concentrate production per hour.

On June 1, 2017, we released the results of a positive updated Molo Feasibility Study for Phase 1 of the mine development plan utilizing a fully modular build-out approach and based on the FEED Study and subsequent detailed engineering studies. Phase 1 would consist of a fully operational and sustainable graphite mine with a permanent processing plant capable of producing approximately 17,000 tpa of high-quality SuperFlake™ graphite concentrate per year with a mine life of 30 years. The Phase 1 production costs were estimated at $433 per tonne at the plant and $688 per tonne delivered CIF port of Rotterdam. The Phase 1 capital costs were estimated at US$18.4 million with a construction timeline of approximately 9 months. Based on an average selling cost of $1,014 per tonne, the Phase 1 financials were estimated to have a pre-tax NPV of $34M using an 8% discount rate, a pre-tax internal rate of return (IRR) of 25.2%, and a post-tax IRR of 21.5%.  The average selling price of $1,014 per tonne is the weighted average selling price for the different graphite sizes that we expect to sell.  The average selling price is less than the comparable 3-year historic weighted average price.

Molo Feasibility Study

The following information is derived from the Molo Feasibility Study dated July 13, 2017 and prepared by J.K. de Bruin Pr.Eng of Erudite Strategies (Pty) Ltd., J. Hancox of Caracle Creek International Consulting (Pty) Ltd., D. Subrumani of Caracle Creek International Consulting (Pty) Ltd., D. Thompson of DRA Projects (Pty) Ltd., O. Peters of Metpro Management Inc., P. Harvey of Met63 (Pty) Ltd., H. Smit of Erudite Projects (Pty) Ltd., E.V. Heerden of EVH Consulting (Pty) Ltd., G. Pappagiorgio of Epoch Resources (Pty) Ltd. and A. Marais of GCS Consulting (Pty) Ltd., each of whom is a “qualified person” and “independent”, as such terms are defined in NI 43-101.

The information below does not purport to be a complete summary of the Molo Graphite Project and is subject to all the assumptions, qualifications and procedures set out in the Molo Feasibility Study and is qualified in its entirety with reference to the full text of the Molo Feasibility Study. It is advised that this summary should be read in conjunction with the Molo Feasibility Study (which is not incorporated by reference into this filing).

(See “Cautionary note to U.S. investors regarding estimates of measured, indicated and inferred resources and proven and probable reserves.”)

Overview

The Molo Feasibility Study was undertaken to reflect the Company’s decision to revise Phase 1 of its Molo Graphite Project mine plan from a demonstration plant to a fully operational and sustainable graphite mine with a permanent processing plant capable of producing, in our estimation, approximately 17,000 tpa of high-quality SuperFlake™ concentrate per year with a mine life of 30 years.

The Molo Feasibility Study for Phase 1 of the Molo Graphite Project was based on FEED Study and subsequent detailed engineering studies. The updated Molo Feasibility Study incorporates the procurement of all mining equipment, off-site modular fabrication and assembly, factory acceptance testing (“FAT”), module disassembly, shipping, plant infrastructure construction, onsite module re-assembly, commissioning, project contingencies and three months of capital. All capital and operating costs expressed below are considered to be accurate to +/- 10%.

The Molo Feasibility Study highlights are:

o	Initial production of 17,000 tpa of SuperFlake™ graphite during Phase 1
o	Phase 1 CAPEX estimated at $18.4 million using a modular assembly approach
o	Dry stack tailings can be utilized for Phase 1 production instead of cyclone deposition, which significantly reduces the CAPEX associated with a conventional tailings deposition facility
o	Total build and commissioning of the Molo Graphite Project mine is estimated at 9 months
o	Number of on-site personnel during construction is estimated at 50 people
o	Weighted averge selling price of $1,014 per tonne, which reflects current market conditions and is lower than the 3-year historic weighted average price for flake graphite
o	Total all-in OPEX of $433 per tonne at the plant and of $688 per tonne for CIF delivery to customer port Rotterdam
o	The financial results are based on 100% equity funding
o	Pre-tax NPV of $34 million and pre-tax IRR of 25.2%

Updated Phase 1 Feasibility Study Results Highlights(1)	Pre-Tax	Post-Tax
NPV at 8% Discount Rate	$34.0 M	$25.5 M
Internal Rate of Return (IRR)	25.2%	21.6%
Payback Period (years)	4.2	4.8
Average annual graphite concentrate production	17,000 tonnes
Average production costs of graphite concentrate (at plant)	$433 / tonne
Average production costs of graphite concentrate (Delivered CIF Port of Rotterdam)	$688 / tonne
Weighted average selling price (in USD)	$1,014 / tonne
Direct CAPEX	$14.5 M
Indirect CAPEX	$0.4 M
Environmental and Permitting	$0.7 M
Owner’s Costs	$1.1 M
Contingency (10%)	$1.7 M
Sub Total CAPEX	$18.4 M
Working Capital (3 months)	$3.1 M
Total CAPEX	$21.5 M
Projected build period	9 months

(1)

Unless otherwise noted, all monetary figures presented throughout this press release are expressed in US dollars (USD). The exchange rates used in the financial model are 12.85 South African Rand (ZAR) to US$1, moving in line with purchasing power parity

(2)	Direct CAPEX includes process equipment, civil & infrastructure, mining, buildings, electrical infrastructure, and project & construction services

The weighted average selling price used in the Molo Feasibility Study is the volume weighted average sales price for the various flake sizes and grades of SuperFlake™ graphite concentrate that are expected to be produced from the Molo Graphite Project deposit. This price is based on current quotes and projected real (as opposed to nominal) estimates provided by UK-based Roskill Consulting Group Ltd (“Roskill”), who are recognized as a leader in providing independent and unbiased market research, pricing trends and demand and supply analysis for the natural flake graphite market.

Molo Feasibility Study Weighted Average Selling Price
Flake Sizes	Graphite Sales Volume Weighting	Forecast Average Price per Tonne	Basket Price per Tonne
Jumbo Flake	15.7%	$1,499	$235
Large Flake	27.8%	$1,094	$304
Medium Flake	9.7%	$920	$89
Fine Flake	46.7%	$824	$385
Feasibility Study Weighted Average Selling Price			$1,014

The weighted average selling price used in the Molo Feasibility Study is less than the 3-year historic weighted average selling price, which was $1,041 per tonne.

Global Graphite Average Selling Prices by Flake Size
Flake Sizes	2014	2015	2016	3-Year Historic Average Price Per Tonne
Jumbo Flake	$1,821	$1,530	$1,470	$1,607
Large Flake	$1,317	$1,183	$861	$1,120
Medium Flake	$1,042	$1,025	$770	$946
Fine Flake	$965	$846	$668	$826
Source: Flake graphite average prices provided by Roskill Consulting Group Ltd.

Weighted Average Selling Price Using 3-Year Historic Average Price
Flake Sizes	Graphite Sales Volume Weighting	3-Year Historic Average Price per Tonne	Basket Price per Tonne
Jumbo Flake	15.7%	$1,607	$252
Large Flake	27.8%	$1,120	$311
Medium Flake	9.7%	$946	$91
Fine Flake	46.7%	$826	$386
3-Year Historic Weighted Average Selling Price			$1,041

No pricing premium for valued-added applications was applied on any sales. Furthermore, no financial or operational calculations and/or scenarios in the updated Molo Feasibility Study financial model with regards to downstream value-added processing of SuperFlake™ graphite concentrate were included. This includes purification, spherodization coating for battery-grade graphite and thermal expansion for specialty graphite applications, such as foils.

Project Description, Location and Access

Property and Site Description

The Molo Graphite Project deposit is situated 160 km southeast of the city of Toliara, in the Tulear region of south-western Madagascar, and about 220 km NW of Fort Dauphin. The deposit occurs in a sparsely populated, dry savannah grassland region, which has easy access via a network of seasonal secondary roads radiating outward from the village of Fotadrevo. Fotadrevo in turn has an all-weather airstrip and access to a road system that leads to the regional capital (and port city) of Toliara and the Port of Ehoala at Fort Dauphin via the RN10, or RN13.

The Project is centred on UTM coordinates 413,390 Easting 7,345,713 Northing (UTM 38S, WGS 84 datum). The Molo Graphite Project covers an area of 62.5 hectares (“ha”). The Government of Madagascar designates individual claims by a central LaBorde UTM location point, comprising a square with an area of 6.25 km2.

Geologically, the Molo Graphite Project is situated in the Bekikiy block (Tolagnaro-Ampanihy high grade metamorphic province) of southern Madagascar. The deposit is underlain predominantly by moderately to highly metamorphosed and sheared graphitic (biotite, chlorite and garnet- rich) quartzo-feldspathic schists and gneisses, which are variably mineralised. Near surface rocks are oxidised, and saprolitic to a depth, usually of less than 5m.

The Molo Graphite Project is one of several surficial graphite trends discovered by the Company in late 2011 and announced in early January 2012. The deposit was originally drill tested in 2012, with an initial seven holes being completed. Resource delineation, drilling and trenching on the Molo Graphite Project took place between May and November of 2012, and allowed for a maiden mineral resource estimates to be stated in early December of the same year. This maiden mineral resource estimate formed the basis for the PEA, which was undertaken by DRA Mineral Projects in 2013. The positive outcome of the PEA led the Company to undertake another phase of exploratory drilling and sampling in 2014, which was done under the supervision of Caracle Creek International Consulting (Proprietary) Limited (“Caracle Creek”). This phase of exploration was aimed at improving the geological confidence of the deposit and the contained mineral resources, and included an additional 32 diamond drill holes (totalling 2,063 metres) and 9 trenches (totalling 1,876 metres). Caracle Creek were subsequently engaged to update the geological model and mineral resource estimate. The entire database on which this new model and mineral resource estimate is based contains 80 drill holes (totalling 11,660 metres) and 35 trenches (totalling 8,492 metres). This new mineral resource forms the basis for the original feasibility study completed on the Molo Graphite Project in 2015 which targeted 860ktpa of ore processing capacity.

The Molo Feasibility Study utilises the knowledge base of the original feasibility study completed on the Molo Graphite Project in 2015 on a smaller scale low capital cost 240ktpa process capacity option.

Figure 1: Project Location

Figure 2.1: Exploration Area

The proposed development of the Molo graphite project includes the construction of a green fields open pit mine, a processing plant with a capacity of 240,000 tonnes of ore per annum and all supporting infrastructure including water, fuel, power, tailings, buildings and permanent accommodation.

Figure 2.2: Site Layout

Ownership

On December 14, 2011, we entered into a Definitive Joint Venture Agreement ("JVA") with Malagasy Minerals Limited ("Malagasy"), a public company on the Australian Stock Exchange, to acquire a 75% interest to explore and develop a group of industrial minerals, including graphite, vanadium and approximately 25 other minerals at the Molo Graphite Project. The land position covers 2,119 permits and 827.7 square kilometres and is mostly adjacent to the south and east of the Company's 100% owned Green Giant Property. We paid $2,261,690 and issued 7,500,000 common shares valued at $1,350,000 to Malagasy.

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

On May 20, 2015 we paid $546,000 (CAD$700,000), and issued 1,000,000 common shares due to the completion of a bankable feasibility study (“BFS”) for the Molo Graphite Project. Further, a cash payment of $801,584 (CAD$1,000,000) will be due within five days of the commencement of commercial production. Malagasy retains a 1.5% net smelter return royalty ("NSR") on the Molo Graphite Project. We also acquired a 100% interest to the industrial mineral rights on approximately 1 1/2 additional claim blocks comprising 10,811 hectares to the east and adjoining the Molo Graphite Project.

Royalties

Malagasy retains a 1.5% net smelter return royalty on the Molo Graphite Project.

Government Regulations and Permitting

The Molo Graphite Project is located within Exploration Permit #3432 (the “Exploration Permit” or “PR 3432”) as issued by the Bureau de Cadastre Minier de Madagascar (“BCMM”) pursuant to the Mining Code 1999 (as amended) and its implementing decrees.

Carracle Creek  International Consulting (Pty) Ltd., which was a consultant for the Molo Feasibility Study, has had sight of and reviewed a copy of the “Contrat d’amodiation” pertaining to this right and are satisfied that the rights to explore this Exploration Permit have been ceded to the Company or one of its Madagascar subsidiaries.

The Company holds the exclusive right to explore for a defined group of industrial minerals within the Exploration Permit listed above. These industrial minerals include the following: Vanadium, Lithium, Aggregates, Alunite, Barite, Bentonite, Vermiculite, Carbonatites, Corundum, Dimensional stone (excluding labradorite), Feldspar (excluding labradorite), Fluorspar, Granite, Graphite, Gypsum, Kaolin, Kyanite, Limestone / Dolomite, Marble, Mica, Olivine, Perlite, Phosphate, Potash–Potassium minerals, Pumice Quartz, Staurolite, and Zeolites.

Reporting requirements of exploration activities carried out by the titleholder on an Exploration Permit are minimal. A titleholder must maintain a diary of events and record the names and dates present of persons active on the project. In addition, a site plan with a scale between 1/100 and 1/10,000 showing “a map of the work completed” must be presented. Upon establishment of a mineral resource, Exploration Permits may be converted into Exploitation Permits by application. Carracle Creek is of the opinion that the Company is compliant in terms of its commitments under these reporting requirements.

The Molo Graphite Project has not been legally surveyed; however, since all claim boundaries conform to the predetermined rectilinear LaBorde Projection grid, these can be readily located on the ground by use of Global Positioning System (“GPS”) instruments. Most current GPS units and software packages do not however offer LaBorde among their available options, and therefore defined shifts have to be employed to display LaBorde data in the WGS 84 system. For convenience, all Company positional data is collected in WGS 84, and if necessary converted back to LaBorde Royalties.

The receipt of the exploitation permit is a critical step in the larger permitting and licensing regime.  The permitting and licensing of the Molo Graphite Project requires dedicated attention to ensure momentum is maintained  during the application for and delivery of all necessary permits and licenses.

The Molo Graphite Project exploration permit PR 3432 is currently held under the name of one of our Madagascar subsidiary ERG Madagascar SARLU. Our Madagascar subsidiaries have paid all taxes and administrative fees to the Madagascar government and its mining ministry with respect to all the mining permits held in country.  These taxes and administrative fee payments have been acknowledged and accepted by the Madagascar government.  In addition, we continue to diligently work with the Madagascar government to obtain the necessary permits as the country clears its backlog of applications and amendments.

We have applied to the BCMM to have the Molo Graphite Project exploration permit converted into an exploitation permit, which is expected to be completed in due course. The exploitation permit is required to advance the Molo Project into the developmental stage.

A comprehensive Environmental and Social Impact Assessment ("ESIA"), developed to local Malagasy, Equator Principles, World Bank and International Finance Corporation (IFC) standards, is nearing completion. This process was preceded by an Environmental Legal Review and an Environmental and Social Screening Assessment; both providing crucial information to align the project development and design with international best practice on sustainable project development.

Application for all necessary permits to construct and operate the mine, including water use, construction, mineral processing, transportation, export, and labour will be undertaken within the ESIA review period (6 months), which is expected to be from September 2017 till February 2018.

Security of land tenure is a process that is estimated to take 6-9 months to complete.  Compilation of a comprehensive legal register will also be required.

The Company cannot provide any assurance as to the timing of the receipt of the required permits and licenses.

Geological Setting, Mineralization and Deposit Types

Regional Geology

Madagascar comprises a fragment of the African Plate, which rifted from the vicinity of Tanzania at the time of the breakup of Gondwana, some 180 million years ago. At that time Madagascar remained joined with India, moving east-by-south until the late Cretaceous (approximately 70 million years ago), whereupon the two land masses split apart. On a regional scale Madagascar can be described as being formed by two geological entities, a Precambrian crystalline basement, and a much younger Phanerozoic sedimentary cover Figure 12 that hosts potentially economic coal deposits. The central and eastern two thirds of the island are mainly composed of Neoproterozoic-aged, crystalline basement rocks, composed of a complex mélange of metamorphic schist and gneiss intruded by younger granitic and basic igneous Carboniferous to Permian-Triassic. These rocks correlate with the Karoo Super group successions of sub-Saharan Africa, which was widespread in the former supercontinent of Gondwana.

The geology of the basement of Madagascar is composed of intercontinental tectonic blocks made up of ancient poly-deformed, high-grade metamorphic rocks and later igneous intrusions. The tectonic and metallogenic basement framework was originally subdivided into four blocks (Besarie, 1967), these beingthe: northern Bemarivo Block; northeastern Antongil Block; central Antananarivo Block; and the southern Bekily Block. The Molo Graphite Project lies entirely within the bounds of the Bekily Block.

Molo Graphite Project Geology

The Molo Graphite Project graphitic zone consists of multi-folded graphitic strata with a surficially exposed strike length of over two kilometres. Outcrop mapping and trenching on Molo Graphite Project has shown the surface geology to be dominated by resistant ridges of graphitic schist and graphitic gneiss, with fracture-lined vanadium mineralisation, as well as abundant graphitic schist float. Geological modelling has shown that the deposit consists of various zones of mineralised graphitic gneiss, with a barren footwall composed of garnetiferous gneiss. The host rock of the mineralised zones is graphitic gneiss.

No academic studies have been undertaken on the graphitic schists and gneisses of the Molo Graphite Project deposit and at present the deposit is still not fully understood. There is, however, no indication of secondary hydrothermal, or other transported, post-metamorphic graphitic mineralisation or upgrading and the present distribution and crystallinity of the graphite zones seem to be primarily due to regional metamorphic and structural events.

Deposit Types

The Molo Graphite Project primarily hosts at least two different deposit types: (i) metamorphosed black shale/roll front redox vanadium deposits, and deposit types; and (ii) flake graphite deposits.

Exploration History

The region around the Molo Graphite Project has primarily been explored for base metal type occurrences, although colonial geologic services were alert to all kinds of mineral potential in the region. In 1985 the Bureau de Recherches Géologiques et Minières (“BRGM”) produced a three-volume country scale compilation of all exploration and mineral inventory data in their files. Relatively little exploration and development work has been completed in south-western Madagascar after that of BRGM, and therefore these volumes are key to retracing any historical data. Archival research by the Company has not revealed evidence of mineral exploration in the past fifty years within the Molo Graphite Project area.

Prior to the exploration work completed by the Company in 2007, there is no record of any previous exploration activity within the Molo Graphite Project area and no historical resource estimates exist for the area. Between 2007 and 2011 the Company retained Taiga Consultants Limited (“Taiga”) to manage exploration activities on the Molo Graphite Project.

The identification of graphite as a potential credit to the the Company’s NI 43-101 compliant vanadium resources led to a reconnaissance exploration programme being undertaken on the Molo Graphite Project in September 2011, with the goal of delineating new graphitic trends. Activities during this phase of exploration included prospecting, grab and trench sampling, and diamond drilling.

Based on the results of this programme, the Company launched a second phase of exploration in November 2011. The objective of this second programme was to use geophysical techniques to delineate additional graphite mineralisation, as well as to drill test the known graphitic. The signing of the JVA with Malagasy in November, 2011 prompted additional exploration to ascertain the industrial mineral potential of the Molo Graphite Project area. Exploration activities consisted of, geologic mapping, prospecting and sampling, (including metallurgical), ground geophysical surveying (EM-31), trenching, and diamond drilling. As a consequence of the work undertaken during 2011, the Molo Graphite Project was identified and targeted for additional work, which was undertaken between May 2012 and June 2014.

As at the effective date of the Molo Feasibility Study, no further exploration work is currently planned.

Drilling

The Molo Graphite Project is one of seven surficial graphite trends discovered and drill tested by the Company in late 2011 and announced to the market in early January 2012.

Resource delineation, drilling and trenching on the Molo Graphite Project took place between May and November of 2012, and allowed for a maiden mineral resource estimates to be stated in early December of the same year. This maiden mineral resource estimate formed the basis for the Company’s Preliminary Economic Assessment (the “PEA”), which was undertaken by DRA Mineral Projects and released to the market in 2013.

The positive outcome of the PEA led NextSource to undertake another phase of exploratory drilling and sampling in 2014 to upgrade the deposit and its contained mineral resources to mineral reserves. The process included an additional 32 diamond drill holes (totaling 2,063 metres) and 9 trenches (totaling 1,876 metres). The entire database upon which the upgraded resource estimate was based contained 80 drill holes (totaling 11,660 metres) and 35 trenches (totaling 8,492 metres). This new mineral resource formed the basis of the Molo Feasibility Study, which was originally released in February 2015.

Sampling, Analysis and Data Verification

At all times during sample collection, storage, and shipment to the laboratory facility, the samples are in the control of the Company, or our agents. When sufficient sample material (grab, trench, or core) has been collected, the samples are trucked, or flown to the Company’s storage location in Antananarivo, at all times accompanied by an employee of the Company.

From there, samples are further shipped to either South Africa (Mintek, or Genalysis), or Canada (Activation Labs) for ICP-MS analysis. Drill core samples collected during 2011 were directed to two major laboratories. All samples collected during Phase I of 2011 were sent to Mintek, South Africa. Samples were then tested for Carbon content (Total Organic Carbon and Overall Carbon content), as well as the full range of elements available through ICP-OES (Mintek code FA5) and XRF analysis.

The remainder of samples collected during Phase II of the 2011 exploration programme were submitted for analysis to Activation Labs, Canada. Samples were again submitted for analysis of Carbon content, as well as for a large range of elemental analysis. During 2012 all samples were submitted to Intertek Genalysis. All work undertaken by Intertek is performed in accordance with the Intertek Minerals Standard Terms and Conditions of which can be downloaded from their web page. All analytical results were e-mailed directly by both Genalysis and Mintek to the Project Manager, as well as the Company’s executive staff, and were posted on a secure website and downloaded by Company personnel using a secure username and password. Following the site inspection in May 2012, all analytical results were also e-mailed directly to Dr. Hancox (Carracle Creek) and these were compared against the final data set as presented by the Company.

All of the laboratories that carried out the sampling and analytical work are independent of the Company.

Quality Control Measures

In order to carry out QA/QC protocols on the assays, blanks, standards and duplicates were inserted into the sample streams. This was done once in every 30 samples, representing an insertion rate of 3.33% of the total.

Data Verification

Prior to Carracle Creek’s involvement with the Company and the Molo Graphite Project, all information published regarding the 2011 exploration programme was reviewed by an independent Qualified Person as it became available.

The database received by Carracle Creek from the Company contained 80 drill holes totalling 11,660 m and data from 35 trenches totalling 8,492m. With regards to the database, Carracle Creek performed various tests to verify the integrity of the collar co-ordinates, logging and sampling procedures, and assay results. Leapfrog™ Geo software was used for most of the checks.

Metallurgical Test Work

The Molo Feasibility Study is based on a full suite of metallurgical test work performed by SGS Canada Metallurgical Services Inc. in Lakefield, Ontario, Canada. These tests included laboratory scale metallurgical work and a 200 tonne bulk sample / pilot plant program. The laboratory scale work included comminution tests, process development and optimization tests, variability flotation, and concentrate upgrading tests.

Comminution test results place the Molo Graphite Project ore into the very soft to soft category with low abrasivity. A simple reagent regime consists of fuel oil number 2 and methyl isobutyl carbinol at dosages of approximately 120 g/t and 195 g/t, respectively. A total of approximately 150 open circuit and locked cycle flotation tests were completed on almost 70 composites as part of the process development, optimization, and variability flotation program. The metallurgical programs culminated in a process flowsheet that is capable of treating the ore using proven mineral processing techniques and its robustness has been successfully demonstrated in the laboratory and pilot plant campaigns.

The metallurgical programs indicated that variability exists with regards to the metallurgical response of the ore across the deposit, which resulted in a range of concentrate grades between 88.8% total carbon and 97.8% total carbon. Optical mineralogy on representative concentrate samples identified interlayered graphite and non-sulphide gangue minerals as the primary source of impurities. The process risk that was created by the ore variability was mitigated with the design of an upgrading circuit, which improved the grade of a concentrate representing the average mill product of the first five years of operation from 92.1% total carbon to 97.1% total carbon.

The overall graphitic carbon recovery into the final concentrate is 87.8% based on the metallurgical response of composites using samples from all drill holes within the five year pit design of the original feasibility study at the higher concentrate production rate of 53,000 tpa. The average composition of the combined concentrate grade is presented in the table below entitled “Metallurgical Data - Flake Size Distribution and Product Grade”. The size fraction analysis results were converted into a grouping reflecting a typical pricing matrix, which is shown in table below entitled “Pricing Matrix - Flake Size Distribution Grouping and Product Grade”.

All assays were completed using control quality analysis and cross checks were completed during the mass balancing process to verify that the results were within the estimated measurement uncertainly of up to 1.7% relative for graphite concentrate grades greater than 90% total carbon.

Metallurgical Data - Flake Size Distribution and Product Grade

Product Size	% Distribution	Product Grade (%) Carbon
+48 mesh (jumbo flake)	23.6	96.9
+65 mesh (coarse flake)	14.6	97.1
+80 mesh (large flake)	8.2	97.0
+100 mesh (medium flake)	6.9	97.3
+150 mesh (medium flake)	15.5	98.1
+200 mesh (small flake)	10.1	98.1
-200 mesh (fine flake)	21.1	97.5

Pricing Matrix - Flake Size Distribution Grouping and Product Grade

Product Size	% Distribution	Product Grade (%) Carbon
>50 mesh	23.6	96.9
-50 to +80 mesh	22.7	97.1
-80 to +100 mesh	6.9	97.2
-100 mesh	46.8	97.6

Vendor testing including solid-liquid separation of tailings and concentrate, screening and dewatering of concentrate, and drying of concentrate was completed successfully.

Mineral Reserve Estimate

As at the date of the Molo Feasibility Study, the following proven and probable mineral reserves are declared:

Mineral Reserves

Category	Tonnes	C Grade (%)
Proven	5,881,243	8.04
Probable	1,278,757	8.07
Proven and Probable	7,160,000	8.05

Proven reserves are reported as the measured resources inside the designed open pit and above the grade cut off of 5.5% C. Similarly, the probable reserves are reported as the indicated resources inside the designed open pit and above the grade cut-off of 5.5% C.

Mining Methods

The surficial, lateral expanse and the massive nature of the Molo Graphite Project deposit make it suitable for open-pit mining methods. It is a typical pipe-shaped and steeply dipping ore body, with extended mineral outcrop along the strike (north-south direction) of the deposit. In this mining method, the following activities are executed:

●

The land is cleared, topsoil is removed and stockpiled at designated sites for use in the future land rehabilitation. Depending on the extent of the abse of weathering, any further waste or ore that can be removed by free-digging is removed and stockpiled accordingly. The topsoil is planned to be used as a berm around the pit to prevent water flow into the pit and minimize transportation costs

●	In a number of cyclic processes the waste and/or ,mineralized material is drilled, charged with explosives and blasted, excavated, hauled and dumped in designated sites
●	At strategically planned periods the waste around the boundary of the pit is removed in order to mine out deeper ore

The conventional open-pit mining activities are carried out with small to medium sized mining equipment including 30t dump trucks, an excavator and a front end loader.

Detailed geotechnical and hydro-geological studies have been conducted and the reports indicated that there are no fatal flaws regarding the adoption of the open-pit mining as the preferred mining method.

Processing and Recovery Methods

The process design is based on an annual feed plant throughput capacity of 240 kilotonnes at a nominal head grade of 7.04% C(t) producing an estimated average of 15-17 kilotonnes per annum (“ktpa”) of final concentrate.

The ore processing circuit consists of three stages of crushing which comprises jaw crushing in the primary circuit, followed by secondary cone crushing and tertiary cone crushing; the secondary and tertiary crushers operate in closed circuit with a double deck classification screen. Crushing is followed by primary milling and screening, graphite recovery by froth flotation and concentrate upgrading circuit, and graphite product and tailings effluent handling unit operations. The crusher circuit is designed to operate 365 days per annum for 24 hours per day at ±55% utilization. The crushed product (P80 of approximately 13 mm) passes through a surge bin from where it is fed to the milling circuit.

The milling and flotation circuits are designed to operate 365 days per annum for 24 hours per day at 92% utilization. A single stage primary ball milling circuit is employed, incorporating a closed circuit classifying screen and a scalping screen ahead of the mill. The scalping screen undersize feeds into a flash flotation cell before combining with the mill discharge material. Scalping and classification screen oversize are the fed to the primary mill.

Primary milling is followed by rougher flotation which, along with flash flotation, recovers graphite to concentrate from the main stream. Rougher flotation employs six forced-draught trough cells. The primary, fine-flake and attritioning cleaning circuits upgrade the concentrate to the final product grade of above 94% C(t). Concentrate from the main stream feeds into the primary cleaning circuit consisting essentially of a dewatering screen, a polishing ball mill, a column flotation cell and flotation cleaner/cleaner scavenger trough cells.

The primary cleaner column cell concentrate gravitates to a 212 µm classifying screen, from where the large-flake oversize stream is pumped to a high rate thickener located in the concentrate attritioning circuit whilst the undersize is pumped to the fine-flake cleaning circuit.

The fine flake cleaning circuit consists primarily of a dewatering screen, a polishing ball mill, a column flotation cell and flotation cleaner/cleaner scavenger trough cells. The attritioning cleaning circuit employs a high rate thickener, an attritioning stirred media mill, a column flotation cell and flotation cleaner/cleaner scavenger trough cells. Fine flake column concentrate is combined with the +212 µm primary cleaner classifying screen oversize as it feeds the attritioning circuit thickener. Concentrate from the attrition circuit is pumped to the final concentrate thickener.

The combined fine flake cleaner concentrate and the +212 µm may also be processed through the secondary attrition circuit which consists of a dewatering screen, an attrition scrubber, column flotation cell and cleaner/cleaner scavenger trough cells. Concentrate from this circuit is pumped to the final concentrate. The secondary attrition circuit is optimal.

Combined rougher and cleaner flotation final tailings are pumped to the final tailings thickener. Thickened final concentrate is pumped to a filter press for further dewatering before the filter cake is stockpiled prior to load and haul.

The concentrate thickener underflow is pumped to a linear belt filter for further dewatering and fed to a diesel-fired rotary kiln for drying. The dried concentrate is then screened into four size fractions:

•	+48 mesh
•	-48 + 80 Mesh
•	-80 +100 mesh
•	-100 mesh

The various product sizes are bagged and readied for shipping.

Chemical reagents are used throughout the froth flotation circuits and thickeners. Diesel fuel is used as collector and liquid MIBC (methyl isobutyl carbinol) frother are used within the flotation circuits. Diesel collector is pumped from a diesel storage isotainer, from where it enters a manifold system which supplies multiple variable speed peristaltic pumps which discretely pump the collector at set rates to the various points-of-use within the flotation circuits.

MIBC (methyl isobutyl carbinol) frother is delivered by road to an isotainer. A manifold system on the storage isotainer supplies multiple variable speed peristaltic pumps, which discretely pump the frother at set rates to the various points-of-use within the flotation circuits.

Flocculant powder (Magnafloc 24) is delivered by road to the plant reagent store in 25 kg bags. The bags are collected by forklift as required and delivered to a flocculant mixing and dosing area. Here the flocculant is diluted as required using parallel, duplicate vendor-package automated make-up plants, each one being dedicated to supplying the concentrate and tailings thickeners due to the flocculant types required being different for each application. Variable speed peristaltic pumps discretely pump the flocculant at set rates to the thickeners’ points-of- use.

Coagulant powder (Magnafloc 1707) for thickening enhancement is handled similarly to the flocculant as described above, the exception being that a single make-up system is provided to supply both the concentrate and tailings thickeners. Again, variable speed peristaltic pumps discretely pump the coagulant at set rates to the thickeners’ points-of-use.

Infrastructure, Logistics and Permitting

The Molo Graphite Project is located in a relatively remote part of Southwestern Madagascar, approximately 13 km NE of the local village of Fotadrevo. There is currently limited infrastructure on site and project infrastructure will have to be constructed.

The following elements are all part of the Molo Graphite Project scope:

•	Raw water supply (from a network of bore holes extracting ground water)
•	Power supply (temporary during construction) and then a permanent diesel power station to supply the plant and permanent camp
•	Sanitation for the plant, permanent camp, and temporary during construction
•	Storm water control and management
•	All permanent buildings (offices, workshops, stores, laboratory)
•	All buried services (potable water, sewage, storm water, electrical reticulation)
•	In plant roads
•	Haul road
•	Waste, high and low grade -Rock dumps.

The following section describes the methods, assumptions and specifications used in the preliminary design of the civil, structural and infrastructure portions of the proposed new modular graphite plant. As the proposed new plant is a temporary pilot plant for a potentially much larger process plant and mining operation, the brief form the client was to develop a “fit for purpose” and cost-effective design without compromising on safety or quality.

Basis of Civil, Structural and Infrastructure Design

The scope of the civil and structural design covers the following facilities and areas:

•	Bulk earthworks and terraces for the process plant, administration and workshop areas
•	Earthworks for laydown areas
•	Bulk earthworks and retaining walls for the Run of Mine (ROM) tip ramp
•	Foundations and slabs for:
-	Front end crushing circuit
-	Conveyors, transfer stations and bins
-	Complete modular process plant
-	Workshops, offices, change-house, laboratory and stores
-	Security and access control buildings

-	Modular water treatment plant
-	Modular sewer treatment plant
-	Diesel generators
•	In plant roads and access
•	Fuel storage and bund area
•	Storm water drainage (Concrete lined v-drains) and protection berms
•	Plant pollution control dam

As the process plant is supplied in modular units by a vendor, the design of these structures are not included in this section. Critical structural design criteria are however still included.

Bulk Earthworks

Geotechnical

The geotechnical investigation conducted by SRK Consulting in 2014 was used as reference document for the design and planning of this phase of the project.

In summary, transported soils are present across all areas investigated to shallow depths not exceeding a maximum depth of 0.6 m. From the consistencies noted during test pit excavations the transported soils are anticipated to have a maximum allowable bearing capacity of 100 kPa, limiting total consolidation settlement to 25 mm.

Residual soils were noted in the majority of the test pits excavated and comprised dense to very dense silty and/ or clayey sands. The residual soils are expected to have a maximum allowable bearing capacity of 200 kPa, limiting total consolidation settlement to 25 mm (differential settlement expected to be half this value).

As rock is located at a shallow depth at most locations it is recommended that structures generally be founded on rock rather than the overlying thin soils. However, light structures with loads of less than 100 kPa could be founded on the soils if necessary.

Site Clearance

The entire plant area is to be cleared and grubbed. Topsoil shall be stripped nominally 150mm deep after clearing and grubbing and stockpiled in designated areas for possible re-use in accordance with the recommendations of the EIA. Topsoil may also be used for screen and drainage berms.

Terrace Design

Bulk earthworks are required for the process plant and building platforms, plant roads, storm water drainage, access ramps and laydown areas.

Finished surface levels for bulk earthworks at all plant will be 200 mm below the nominated top of concrete of all footings and foundation slabs with grading of the surface surrounding the foundation to ensure runoff is directed away from the foundations.

All fill areas will be compacted to a minimum modified AASHTO density of at least 95%. The terraces will be formed using a cut to fill operation with suitable in-situ material after all unsuitable topsoil has been removed. A borrow pit has been identified for any shortfall fill material.

The terrace design has been done to allow for a minimum load bearing capacity of 150kPa for concrete foundations and structures.

All fill slopes will be between 1:1.5 and 1:3 in accordance with the geotechnical report.

Plant Roads

Site roads will be formed from existing site material and be shaped to assist rainfall runoff. In plant roads will be 6m wide and constructed of in situ material. Borrow pit material is to be used for heavy vehicle haul roads.

Run of Mine (ROM) Ram

The ROM ramp will be constructed from borrow pit material with a ramp slope of 10 degrees. The ROM ramp retaining walls will be constructed with gabion baskets on a concrete footing.

Soil and Compaction Testing

All tests test work shall be done in accordance with the latest and applicable SANS 1200 specification.

Storm Water Runoff

Storm water runoff within the process plant areas are dealt with by a minimum slope on the terrace platform. Runoff is then collected in concrete lined V-drains. All V-drains form the process plant area will be routed to the plant pollution control dam.

Earth berms are proposed on the high sides of the process plant to prevent rainwater runoff from entering the process plant area and possibly becoming contaminated by plant spills or materials.

All runoff not affected by possibly contaminated areas will be routed to local low areas and natural seasonal watercourses.

Plant Pollution Control Dam

A pollution control dam will be constructed on the low side of the plant. All potentially contaminated water runoff from the process plant will be routed to this dam. The dam will be an earth wall dam constructed from in situ materials. If required by the Environmental Impact Assessment the dam will be lined.

Raw Water Supply

Water is supplied by a network of boreholes. A detailed water demand and supply analysis was done as part of the feasibility study, and this has shown that the water demands of the plant can be accommodated by boreholes within a radius of 5km from the plant. The daily maximum raw water make up requirement is estimated to be 561m3 per day, decreasing to 222m3 per day for latter part of the life of mine.

Power Supply

Due to the remote location of the Molo site, no other power or electrical infrastructure is available on the site, hence the supply to the Molo Graphite plant shall be independent by stand-alone diesel generators and not grid tied.

The total installed generation capacity equals to 2.8MW. Power to the plant and infrastructure shall be supplied by 2 x 1.4 MW, 3-ph, 400Vac diesel generators, interlocked and operating either in parallel or independently. Power to remote areas, such as the water wells shall be supplied via independent stand - alone 15kVA, 3-ph, 400Vac diesel generators.

Subject to the sequential starting of the larger loads for e.g. the Mill, it might be required during an ore loaded start-up, that both generators run in parallel. Once the plant has reached equilibrium the standby generator shall be stepped back. During continuous normal operation of the plant, one generator will suffice. The second unit shall primarily be used during maintenance and operational rotations

Product Pricing

Graphite prices are based on current quotes and projected estimates provided by UK-based Roskill Consulting Group Ltd ("Roskill"), recognized as a leader in providing independent and unbiased market research, pricing trends, and demand and supply analysis for the natural flake graphite market.

The weighted average price per tonne of graphite concentrate used for this study is based on the findings of Roskill and yielded $1,014/tonne. This is a basket price and reflects the contribution of the different flake sizes and carbon grades to the overall price. The start- up price (in 2018 terms) for a tonne graphite concentrate is a projection based on Roskill information. The nominal graphite price was used in the financial model, which in essence ‘flat-lines’ the price forecast over the life of mine. The reader is cautioned that these are forecasts and may change subject to market dynamics.

Logistics

The cost to transport one tonne of dry concentrate (0.5% moisture content) from the Molo Graphite Project to Rotterdam via Fort Dauphin, Madagascar, in December 2014 terms is $337 per tonne. This is based on shipping 26 tonnes of concentrate in 1 m3 bags placed inside a 40 ft. container.

The route from the Molo Graphite Project to Fort Dauphin runs either via the RN 10 or the RN 13. Both these routes are in relatively poor condition and trucks are expected to take between four and five days to make the round trip. A truck was run over the route by a Madagascan trucking contractor to gauge cycle times and they completed the journey in two long days each way. This was in the dry season and in the wet season there may be periods of time when the roads become impassable. No money has been budgeted for roads repairs or upgrades.

The Port of Ehoala at Fort Dauphin is a modern (2009) port developed by Rio Tinto for the QMM project. It has a 15m draft with shipping lines calling on a regular basis. There are however no crane facilities and vessels require their own cranes.

Figure 4: Port of Ehoala at Fort Dauphin

Figure 5: Road conditions between Molo and Fort Dauphin

Environmental Permitting and Social Impact Assessment

A comprehensive Environmental and Social Impact Assessment ("ESIA"), developed to local Malagasy, Equator Principles, World Bank and International Finance Corporation (IFC) standards, is nearing completion. This process was preceded by an Environmental Legal Review and an Environmental and Social Screening Assessment; both providing crucial information to align the project development and design with international best practice on sustainable project development.

The ESIA submission is subject to approval of the investment amount by Madagascar's Ministry of Mines, which is anticipated in October 2017. The investment application was submitted on June 21, 2017. The Company will receive a Global Environmental Permit upon approval of the ESIA, a process which is expected to take six months from date of submission.

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

Capital and Operating Costs

The capital cost for the project is estimated to be $18.4 million, including a contingency of $1.7 million. A firm offer was obtained for the beneficiation facility, and supporting earthworks and civils have been quantified based on detailed designs and firm price offers from contractors established on the island.

The base date for the capital costs is April 2017 and no provision has been made for escalation. The accuracy of capital costs is considered to be accurate to +/- 10%.

Initial Capital Cost Summary

Capital Cost Breakdown	Cost (USD)
Process Equipment	$8,072,750
Civil & Infrastructure	1,842,450
Mining	2,292,885
Buildings	322,998
Electrical Infrastructure	89,670
Project Services	832,041
Construction Services	1,050,000
Indirect Costs	355,000
Environmental & Permitting costs	695,074
Owner's Costs	1,140,000
Capital Cost Sub-Total	16,692,871
Contingency (10%)	1,669,287
Total *Excludes taxes, tariffs, duties and interest	$18,362,158

Sustaining capital expenditure expected to be incurred has been allowed for in the financial model to cover replacement of the:

•	mine fleet,
•	replacement of the power plant,
•	process plant replacement items,
•	administration facilities maintenance
•	and for rehabilitation at the end of the project.

Over the life of mine the sustaining capital accounts for $3.3 million. Additionally, three months working capital is estimated at $3.1 million.

The operating costs per tonne of finished graphite flake concentrate delivered on a CIF basis in Rotterdam are outlined in the table below.

Operating Costs per Tonne of Finished Graphite Concentrate

Category
Mining (US$/T)	102.81
Processing (US$/T)	265.82
Trucking to local port / Ft. Dauphin (US$/T)	133.01
Shipping to customer port; CIF Rotterdam (US$/T)	122.50
General and Administration (US$/T)	64.29
Total	$688.43

The operating costs expressed above are considered to be accurate to +/- 10%, and assume a varying USD inflation rate of 1.6% in 2015 and escalating to 2.0% from 2017 onward. Currency inflation rates were also considered in the financial model and were applied to the South African Rand and Malagasy Ariary portions of the operating costs.

Please note that these operating costs assume that the plant is able to successfully handle the variability in the ore body, as shown by the SGS test work. Should the plant not perform as expected this could have a material impact on operating costs as:

•	The flake size distribution could be worse than expected
•	The product grade could be lower than expected
•	The recoveries could be lower than expected or a combination of all of these

Economic analysis

The table below summarizes the economic analysis of the project using discounted cash flow methods.  The weighted average selling price is less than the 3-year historic average price for Madagascar exports of flake graphite across all flake sizes to the USA and Germany, which was $1,000-1,200 per tonne between 2014 and 2016, and averaged $1,088 per tonne.

Economic Analysis of the Project

Category	Value
Average price / tonne of concentrate (at start up, 2018) (per tonne)	$1,014
Internal Rate of Return ("IRR") - Project Equity	25.2%
NPV @ 8% Discounted Cash Flow (in millions)	$34
NPV @ 10% Discounted Cash Flow (in millions)	$24.8
NPV @ 12% Discounted Cash Flow (in millions)	$18
Project Payback Period (in years) * Assumes that the project is financed through 100% equity.	4.2

Notes

All values in the above table do not account for inflation. Also included in the above table are forecasted prices for 2018, which coincides with the year the Molo Graphite Project mine is expected to be in production.

The exchange rates used in the financial model are as follows:

•	11.31 South African Rand (ZAR) to US$1, moving in line with purchasing power parity
•	0.833 Euro to US$1, fixed for the modelled period
•	2,746 Malagasy Ariary (MGA) to US$1, moving in line with purchasing power parity

Molo Feasibility Study Conclusions

Geology

The Company’s 2011 exploration programme delineated a number of new graphitic trends in southern Madagascar. The resource delineation drilling undertaken during 2012-2014 focussed on only one of these, the Molo Graphite Project deposit, and this has allowed for an Independent, CIM compliant, updated resource statement for the Molo deposit.

Mining

Maiden mineral reserves of 7,160,000 tonnes have been declared for in the Molo Feasibility Study at an average grade of 8.05% and based on such information it is possible to economically mine the Molo Graphite Project deposit.

Tailings

Due to the substantially reduced tonnages for the project as envisaged, tailings will be dried and co- disposed with the waste rock generated as part of the open cast mining. Despite this co-disposal approach, a detailed design has been completed, complete with environmental and social impact assessment and closure to allow for the upgrade to a more conventional, cyclone facility, should the throughput be increased during the life of the mine. This approach has been pursued to ensure that sufficient flexibility is built into the project development strategy to accommodate the anticipated increase in market demand.

Risks

In addition to the qualitative risk assessment completed during the previous BFS, a comprehensive HAZID study was completed as part of this study.

Permitting

Various permits will have to be obtained for the project including an Environmental Permit, a Mining permit, land tenure and land use approvals and finally supplementary sectoral permits. The most urgent permit is for the Company to obtain the exploitation permit for the right to mine and produce.

Metallurgical Test Work

Comprehensive metallurgical test programs culminated in a process flowsheet that is capable of treating the ore using conventional and established mineral processing techniques.

Process risks associated with the variability with regards to metallurgical performance have been mostly mitigated through the addition of an upgrading circuit. The upgrading circuit treated the combined concentrate after the secondary cleaning circuit. Reduced flake degradation and an improved process flexibility may be obtained by employing separate upgrading circuits for the coarse and fine flakes.

Molo Feasibility Study Recommendations

Geology

No further recommendations.

Mining

The following recommendations are made for the mine planning and production stage:

The Molo Graphite Project will allow for potential optimization of drilling and blasting designs during execution that could reduce operating costs slightly.

From a pure mining perspective, the Molo Graphite Project is very small and provided reasonable levels of short term planning are applied it should have very few challenges in delivering the required tonnages at the required grade to meet the production targets set out in this study.

Metallurgical Test Work

The following recommendations are made for the detailed engineering stage:

o	Investigate the metallurgical impact of different attrition mill technologies such as stirred media mills or attrition scrubbers
o	Evaluate a range of different grinding media (e.g. different size, shape, material) to determine if flake degradation can be reduced without affecting the concentrate grade
o

Develop a grinding energy versus concentrate grade relationship for the best grinding media. This will allow a more accurate prediction of the required attrition mill grinding energy as a function of the final concentrate grade

o	Conduct attrition mill vendor tests to aid in the sizing of the equipment
o	Carry out vendor testing on graphite tailings using the optimized reagent regime proposed by the reagent supplier
o	Complete a series of flotation tests on samples covering mine life intervals for the Molo Feasibility Study pit design

Recovery Methods

The following recommendations are made for the detailed engineering stage:

o

The process plant has been designed to easily optimize the final product grade, this is achieved by having two options in the attrition cleaning step. It is however recommended that additional laboratory test work be conducted to test the current plant configuration for treatment for higher feed grade material.

Infrastructure

The following are recommended prior to the detailed design stage:

o	Additional geotechnical investigations at the proposed new construction and permanent camp site, particularly at the location of the new potable water storage tanks
o

A detailed geotechnical investigation will need to be undertaken to identify and confirm suitable sources of concrete aggregate and concrete sand materials at the location of the project site. This testing will need to include for concrete material testing and the production of concrete trial mixes with the material identified

o

The geotechnical information will also need to confirm the suitability for construction of all the material to be excavated from the Return Water Dam. It is proposed that all the material excavated from the Return Water Dam is utilized in the works as processed fill material

o

Confirmation as to whether the material from the proposed borrow pit near Fotadrevo (which will be used to supply all fill material for the TSF starter wall construction) can be utilized as fill material, or if this material can be stabilized in some manner and used in the works

o

A detailed topographical survey will need to be undertaken of the proposed construction site, borrow pit areas and the access road between Fotadrevo and the mine site. This information is required prior to the final detailed design of the plant layout and associated earthworks

Water

The following is recommended during the detailed design phase:

o

Water quality and quantity data is required to provide a baseline for comparison once the Molo Graphite Project mine is commissioned. To provide the necessary baseline data, regular ground and surface water quality monitoring must be carried out leading up to the date when the mine will be commissioned. Additionally, proposed monitoring boreholes must be installed. This also should include the installation of flow meters on relevant pipelines to verify the dynamic water balance with measured flow rates during operations.

o	The installation of a weather station on the Molo Graphite project site should be done as soon as possible.
o	Quantitative and predictive water balance, groundwater and geochemical analyses should be undertaken on regular intervals in order to update the water management plan.

Environmental, Social

The following is recommended during the development and production phases:

o

The installation of a suitable weather station at or as near as possible to the proposed project site, even before construction commences, is recommended. Accurate, local weather data is almost non-existent in Madagascar. This data will prove invaluable for model calibration, improvement in baseline understanding and for future energy supply options which could utilize wind and or solar power generation.

o	Clean and or renewable energy supply should be considered as a medium to long term target.
o	Appointment of a community representative and the establishment of a mandate to sensitize the local communities prior to any project activities.
o	Monitoring and auditing to commence at project preparation phase.
o	Compilation of Standard Operating Procedures for Environmental and Social aspects requiring direct management and intervention.
o

It is recommended that actual activity data, (e.g. kilometres travelled, or litres of diesel consumed) for a financial year is used when a GHG Assessment is being calculated. Given that this project involves an estimation of a future GHG assessment for activities yet to begin, a series of assumptions have been made in order to obtain the activity data required to undertake this calculation.

o	Community recruitment, skills development and training should begin at project preparation phase.

Green Giant Property, Southern Madagascar, Africa

During 2007, the Company acquired a 75% interest in the Green Giant Property. We paid $765,000, issued 2,500,000 common shares and 1,000,000 now expired common share purchase warrants to enter into a joint venture agreement for the Green Giant Property with Madagascar Minerals and Resources Sarl ("MMR"). On July 9, 2009, we acquired the remaining 25% interest for $100,000. MMR retains a 2% NSR. The NSR can be purchased at our option, for $500,000 in cash or common shares for the first 1% NSR and at a price of $1,000,000 in cash or common shares for the second 1% NSR.

The Green Giant Property comprises claims located in south‐central Madagascar located in the UTM zone 38S on the WGS 84 datum at coordinates 510,000 E 7,350,000 N, 145 km southeast of the city of Toliara, in the Tulear region/Fotadrevo, covering an area of 225 km2 situated in two separate blocks. The Green Giant Property is composed of two separate groups of four and two Research Permits respectively.

The discovery of potentially economic vanadium mineralization on the Green Giant Property changed the focus of the 2008 diamond‐drilling program. Through a combination of prospecting, ground based scintillometer surveying, and analysis of a published airborne radiometric survey, five extensive vanadium‐bearing trends were identified during the 2008 exploration program. These vanadiferous trends are theorized to have formed in a black shale or paleo‐roll‐front environment before being subjected to regional granulite facies metamorphism.

The Company selected the Jaky and Manga vanadium‐bearing trend as the most prospective targets on the property and focus the late 2009‐drill program at delineating mineralized material on these two deposits. Various metallurgical scoping test programs have been completed since Q4 2009, covering physical and chemical pre-concentration processes, acid and alkaline leaching (atmospheric and pressure), alkaline salt roasting and high definition mineralogical characterization. Mineralogical characterization of several silicate samples has revealed a unique deportment of vanadium at the Green Giant Property. Vanadium bearing minerals include clays, micas, oxides, and sulphides.

The mineral deposits on the Green Giant Property have been divided into three separate zones, which are referred to as the Jaky, Manga, and Mainty deposits. The vanadium deposits on the Green Giant Property are split into two separate categories: oxide and primary. The mineralization analysis utilized 18,832 m of diamond drill hole data from the 2008, 2009, and 2010 drill programs and was supplemented by approximately 5,928 m of trench data from the 2008 and 2009 exploration programs.

Since early 2012, the Company has focused its efforts on the Molo Graphite Project and as such only minimal work has been completed on the Green Giant property since that time. At such time, the Company does not consider the Green Giant Property to be a material asset of the Company.

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

Since early 2012, the Company has focused its efforts on the Molo Graphite Project and as such only minimal work has been completed on the Sagar Property since that time. At such time, the Company does not consider the Sagar Property to be a material asset of the Company.

ITEM 1A. – RISK FACTORS

The risk factors required pursuant to Regulation S-K, Item 503(c) are not required for smaller reporting companies. However, the Company has determined to provide particular risk factors at this time.

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

Since our inception, up to June 30, 2017, we had accumulated net losses of $97,960,105 (June 30, 2016: $93,960,748). If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Dependence on Molo Graphite Project

Our only material mineral property is the Molo Graphite Project. As a result, unless we acquire or develop any additional material properties or projects, any adverse developments affecting this project or our rights to develop the Molo Graphite Project could materially adversely affect our business, financial condition and results of oprations.

Our primary exploration efforts are in the African country of Madagascar, where a new democratically elected government has been in place since early 2014.

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

The newly elected President was inaugurated on January 25, 2014 and the lower house of Parliament took office in February 2014.  A government reshuffle occurred in early 2015, with the naming of a new Prime Minister on January 14, 2015.  Ministers composing the new government were named on January 25, 2015. On May 26, 2015, the Parliament voted to impeach the President on the grounds that he had violated the Constitution.  The High Constitutional Court invalidated the claim, declaring the accusation unfounded.  Solonandrasana Olivier Mahafaly became prime minister of Madagascar after Jean Ravelonarivo resigned, ostensibly, due to disagreements with President Hery Rajaonarimampianina over development policy  In December 2015, the Senate was elected.  As of this report, the President, the Government and the Parliament continue to operate as before but Madagascar continues to experience occasional political instability.

The Company is actively monitoring the political climate in Madagascar and continues to hold meetings with representatives of the government and the Ministry attached to the Presidency in charge of Mining.

The Molo Graphite Project exploration permit PR 3432 is currently held under the name of one of our Madagascar subsidiary ERG Madagascar SARLU. Our Madagascar subsidiaries have paid all taxes and administrative fees to the Madagascar government and its mining ministry with respect to all the mining permits held in country.  These taxes and administrative fee payments have been acknowledged and accepted by the Madagascar government.  In addition, we continue to diligently work with the Madagascar government to obtain the necessary permits as the country clears its backlog of applications and amendments.

We have applied to have the Molo Graphite Project exploration permit converted into an exploitation permit, which is expected to be completed in due course. The exploitation permit is required to advance the Molo Project into the developmental stage.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a client, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that client. Prior to recommending speculative low-priced securities to their non-institutional clients, broker-dealers must make reasonable efforts to obtain information about the client’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some clients. FINRA requirements make it more difficult for broker-dealers to recommend that their clients buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

As a public company, we are subject to complex legal and accounting requirements that will require us to incur significant expenses and will expose us to risk of non-compliance.

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

In addition to being quoted on the OTCQB under the symbol “NSRC”, our common shares trade on the Toronto Stock Exchange, Canada’s national stock exchange, under the symbol “NEXT” and on the Frankfurt Exchange under the symbol “A1CXW3”.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer. The volatility in our share price is attributable to a number of factors. First our common shares, at times, are thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our common shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Second, we are a speculative or “risky” investment due to our limited operating history, lack of profits to date and uncertainty of future market acceptance for our potential products. As a consequence, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our performance. We cannot make any predictions as to what the prevailing market price for our common shares will be at any time or as to what effect that the sale of common shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

Our CEO and Principal Financial and Accounting Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2017.

A failure to remediate any material weaknesses that we may identify or to implement new controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could adversely affect the results of the management evaluations of our internal controls. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

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

Exploration for minerals is a speculative venture involving substantial risk.  We cannot provide investors with any assurance that our claims and properties will ever enter into commercial production.  The exploration work that we have completed on our Molo Graphite Project claims may not result in the commercial production of graphite.  The exploration work that we have completed on our Green Giant Property may not result in the commercial production of vanadium or other minerals.

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

We will require additional capital in the future and no assurance can be given that such capital will be available on terms acceptable to us or at all. Our currently available funds will not be sufficient to finance the development capital costs of the Molo Graphite Project as disclosed in the Molo Feasibility Study. Accordingly, we will need to raise further equity and/or debt financing to fund development of the Molo Graphite Project. The success and the pricing of any such equity and/or debt financing will be dependent upon the prevailing market conditions at that time, the outcomes of the permitting and development activities or any relevant studies and exploration programs at the Molo Graphite Project. If additional capital is raised by an issue of securities, this may have the effect of diluting stockholders’ interests. Any debt financing, if available, may involve financial covenants which limit our operations. If we cannot obtain such additional capital, we may not be able to complete the development of the Molo Graphite Project which would have a materially adverse effect on our business, operating results and financial condition.

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

Negative Operating Cash Flow

We reported negative cash flow from operations for the year ended June 30, 2017. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our mineral properties generate recurring revenues from being placed into production.

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

ITEM 2. – PROPERTY

The Company’s executive offices are currently located at 1001-145 Wellington Street West, Toronto, Ontario, Canada, M5J 1H8. These offices are leased on a month-to-month basis, and the Company’s current monthly rental payments are approximately CAD $2,000.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of September 27, 2017, there were 460,995,711 common shares issued and outstanding and 74,991,256 common shares underlying outstanding options and warrants to purchase, or securities convertible into, our common shares. Our common shares are quoted on the OTCQB under the symbol “NSRC”, the TSX under the symbol “NEXT” and the Frankfurt Stock Exchange under the symbol “A1CXW3”.

On September 27, 2017, the last reported sale price for our common shares on the OTCQB and TSX was US$0.05 and CAD$0.07 per share, respectively. The table below sets forth the high and low closing sale prices of our common shares for the fiscal quarters indicated as reported on the OTCQB and TSX. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	OTCBB / OTCQX / OTCQB (US$)		TSX / TSX-V (CDN$)
Period	High	Low	High	Low
Fiscal year ended June 30, 2017
First quarter ended September 30, 2016	$0.08	$0.05	$0.11	$0.07
Second quarter ended December 31, 2016	$0.05	$0.05	$0.07	$0.06
Third quarter ended March 31, 2017	$0.06	$0.05	$0.08	$0.06
Fourth quarter ended June 30, 2017	$0.08	$0.05	$0.11	$0.06
Fiscal year ended June 30, 2016
First quarter ended September 30, 2015	$0.09	$0.03	$0.11	$0.04
Second quarter ended December 31, 2015	$0.09	$0.02	$0.12	$0.03
Third quarter ended March 31, 2016	$0.07	$0.05	$0.10	$0.07
Fourth quarter ended June 30, 2016	$0.10	$0.05	$0.13	$0.07
Fiscal year ended June 30, 2015
First quarter ended September 30, 2014	$0.25	$0.11	$0.28	$0.12
Second quarter ended December 31, 2014	$0.19	$0.09	$0.20	$0.11
Third quarter ended March 31, 2015	$0.11	$0.09	$0.14	$0.12
Fourth quarter ended June 30, 2015	$0.11	$0.09	$0.14	$0.10
Fiscal year ended June 30, 2014
First quarter ended September 30, 2013	$0.28	$0.10	$0.28	$0.11
Second quarter ended December 31, 2013	$0.16	$0.11	$0.18	$0.12
Third quarter ended March 31, 2014	$0.17	$0.12	$0.18	$0.13
Fourth quarter ended June 30, 2014	$0.14	$.011	$0.15	$0.12

Our common shares commenced trading on the TSXV on May 5, 2010. Our common shares ceased trading on the TSXV and commenced trading on the TSX on June 16, 2011. Our common shares traded on the OTCQX from August 28, 2013 to September 4, 2015. Since September 8, 2015 our common shares trade on the OTCQB. Prior to August 28, 2014, our common shares traded on the OTCBB.

Holders

As of September 27, 2017, there were approximately 2,500 holders of record of common shares.

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

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2017 for: (i) all compensation plans previously approved by the Company's security holders and (ii) all compensation plans not previously approved by the Company's security holders. Options reported below were issued under the Company's Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	44,470,000	$0.11	1,530,000
Equity compensation plans not approved by security holders	--	--	--
Total	44,470,000	$0.11	1,530,000

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this annual report, “we”, “us”, “our”, “NextSource Materials”, “NextSource”, “Company” or “our company” refers to NextSource Materials Inc. and all of its subsidiaries. The term NSR stands for Net Smelter Royalty.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements included herein. Further, this MD&A should be read in conjunction with our Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-K for the years ended June 30, 2017 and 2016.

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

Company Overview

Our principal business is the acquisition, exploration and development of mineral resources. We are primarily focused on the development of the Molo Graphite Project into a fully operational and sustainable graphite mine.

The Molo Graphite Project currently consists of a commercially minable graphite deposit situated in the African country of Madagascar. No mine infrastructure currently exists at the Molo Graphite Project site. We have additional exploration-stage mineral properties situated in Madagascar, including the Green Giant Property.

We have not generated operating revenues or paid dividends since inception on March 1, 2004 to the period ended June 30, 2017 and we are unlikely to do so in the immediate future. Our business activities have been entirely financed from the proceeds of securities subscriptions.

Our executive offices are situated at 1001–145 Wellington Street West, Toronto, Ontario, Canada, M5J 1H8 and the primary telephone number is (416) 364-4986. Our website is www.nextsourcematerials.com (which website is expressly not incorporated by reference into this filing).

We are incorporated in the State of Minnesota, USA and have a fiscal year end of June 30.

On April 19, 2017, the Company changed its name from Energizer Resources Inc. to NextSource Materials Inc. as part of our rebranding effort and to better reflect our evolution from an exploration-stage company into a mine-development company. Our new symbol on the Toronto Stock Exchange is “NEXT” and on the OTC Markets is “NSRC.”

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

Our authorized capital is 650,000,000 shares, with a par value of $0.001 per share, of which 640,000,000 are deemed common shares and the remaining 10,000,000 are deemed eligible to be divisible into classes, series and types with rights and preferences as designated by our Board of Directors.

We have not had any bankruptcy, receivership or similar proceeding since incorporation. Except as described below, there have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

Further details regarding each of our Madagascar properties, although not incorporated by reference, including the comprehensive feasibility studies prepared in accordance with Canada’s National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) for the Molo Graphite Project and separately the technical report on the Green Giant Property in Madagascar can be found on the Company’s website at www.nextsourcematerials.com (which website is expressly not incorporated by reference into this filing) or in the Company’s Canadian regulatory filings at www.sedar.com (which website and content is expressly not incorporated by reference into this filing).

We report mineral reserve estimates in accordance with the Securities and Exchange Commission’s Industry Guide 7 (“Guide 7”) under the Securities Act of 1933, as amended (the “U.S. Securities Act”). As a reporting issuer in Canada with our primary trading market in Canada, we are also required to prepare reports on our mineral properties in accordance with NI 43-101. The technical reports referenced in this document use the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource”. These terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports filed with the Securities and Exchange Commission. As a result, information in respect of our mineral resources determined in accordance with NI 43-101 is not contained in this document.

Cautionary Note

Based on the nature of our business, we anticipate incurring operating losses for the foreseeable future. We base this expectation, in part, on the fact that very few mineral properties in the exploration stage are ultimately developed into producing and profitable mines. Our future financial results are uncertain due to a number of factors, some of which are outside the Company’s control. These factors include, but are not limited to: (a) our ability to raise additional funding; (b) the market price for graphite, vanadium, gold and/or uranium; (c) the results of the exploration programs and metallurgical analysis of our mineral properties; (d) the political instability and/or environmental regulations that may adversely impact costs and ability to operate in Madagascar; and (e) our ability to find joint venture and/or off-take partners in order to advance the development of our mineral properties.

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

Due to the present inability to generate revenues, accumulated losses, recurring losses and negative operating cash flows, the Company has stated its opinion in Note 1 of our audited financial statements, as included in this annual report, that there currently exists substantial doubt regarding the Company’s ability to continue as a going concern.

Summary of Milestones

In July 2016, we appointed UK-based HCF International Advisers Limited ("HCF") as advisor in negotiating and structuring strategic partnerships, off take agreements and debt financing for our Molo Graphite Project in Madagascar. Discussions in respect of these matters have been ongoing for the past 26 months and are expected to continue during the coming months with no assurances as to the conclusion or results of these discussions.

In August 2016, we initiated a Front-End Engineering Design Study (the “FEED Study”) and value engineering for our Molo Graphite Project in Madagascar. The FEED Study was undertaken in order to optimize the mine plan as envisioned in the technical report titled "Molo Feasibility Study – National Instrument 43-101 Technical Report on the Molo Graphite Project located near the village of Fotadrevo in the Province of Toliara, Madagascar", dated July 13, 2017, effective as of July 13, 2017 (the “Molo Feasibility Study”) and determine the optimal development path based on discussions with prospective strategic partners. All costing aspects were examined with the goal of providing a method to produce meaningful, multi-tonne test samples of Molo graphite concentrate to potential off-takers while reducing the CAPEX and time required to the commencement of commercial production.

On November 7, 2016, we outlined a phased mine development plan for the Molo Graphite Project based on the FEED Study and value engineering. The results supported the construction of a plant to test and verify the flow sheet design from the Molo Feasibility Study. Under the existing Exploration Permit, the Company is limited to an ore input of 20,000 cubic meters (or approximately 50,000 tonnes) of front-end feed into the demonstration plant. Upon approval of a full mining permit, the 20,000-cubic meter test limit would be removed and at full capacity, the demonstration plant would be capable of processing up to 240,000 tonnes of feed per annum, which equates to 30 tonnes per hour of ore feed and roughly 1 to 3 tonnes of flake graphite concentrate production per hour.

Phase 1

Phase 1 would consist of a fully operational and sustainable graphite mine with a permanent processing plant capable of producing, in our estimation, approximately 17,000 tpa of high-quality SuperFlake™ graphite concentrate with a mine life of 30 years (as discussed below). The fully-modularized mining operation in this phase will use a 100% owner-operated fleet that we believe will process an average of 240,000 tonnes of ore per year (or 30 tonnes per hour) of mill feed (ore) that will be processed on site. Phase 1 will provide “proof of concept” for the modular methodology and allow NextSource the flexibility to optimize further the process circuit while being capable of supplying a true “run-of-mine” flake concentrate to potential off-takers and customers for final product validation. All supporting infrastructure including water, fuel, power, dry-stack tailings and essential buildings will be constructed during Phase 1 to sustain the fully operational and permanent processing plant. The plant will utilize dry-stack tailings in order to eliminate the up-front capital costs associated with a tailings dam. NextSource’s existing camp adjacent to the nearby town of Fotadrevo will be used to accommodate employees and offices, with additional housing available within the town for additional employees.

Phase 2

Phase 2 would consist of a modular expansion to plant capable of producing approximately 50,000 tpa of high-quality SuperFlake™ graphite concentrate. Timing of the implementation of Phase 2 will be determined by market demand for SuperFlake™ graphite and will incorporate the unique full-modular build approach used in Phase 1. This phase will include the construction of additional on-site accommodation and offices, upgrading of road infrastructure, port facility upgrades, a wet tailings dam facility and further equipment purchases to provide redundancy within the processing circuit. The costs for these capital expenditures are unknown at this time, but will be assessed as part of an economic analysis completed in parallel with Phase 1 development.

On June 1, 2017, we released the results of a positive updated Molo Feasibility Study for Phase 1 of the mine development plan utilizing a fully modular build-out approach which was based on the FEED Study and subsequent detailed engineering studies. Phase 1 would consist of a fully operational and sustainable graphite mine with a permanent processing plant capable of producing, in our estimation, approximately 17,000 tpa of high-quality SuperFlake™ graphite concentrate per year with a mine life of 30 years. The Phase 1 production costs were estimated at $433 per tonne at the plant and $688 per tonne delivered CIF port of Rotterdam. The Phase 1 capital costs were estimated at $18.4 million with a construction projected but not guaranteed timeline of approximately 9 months. Based on an average selling cost of $1,014 per tonne, the Phase 1 was estimated to have a pre-tax NPV of $34 million using an 8% discount rate, a pre-tax internal rate of return (IRR) of 25.2%, and a post-tax IRR of 21.5%.

Summary of Future Plans

We have applied for a mining permit from the Government of Madagascar to begin construction of Phase 1 of the Molo Graphite Project. Although the Company believes it has complied with all permit requirements and has submitted all necessary documents, there can be no assurances as to the timing of the receipt of a mining permit.

In anticipation of receiving the mine permit and of eventual graphite production, we have continued to pursue negotiations in respect of potential off-take agreements with graphite end-users and intermediaries with the intention of securing project financing alternatives, which may include debt, equity and derivative instruments.

From the date of this report, and subject to availability of capital and unforeseen delays in receiving the mining permit for the Molo Graphite Project, our business plan during the next 12 months is to incur between $2,200,000 to $23,000,000 on further permitting, engineering, construction, professional fees, G&A and working capital costs to achieve initial production at the Molo Graphite Project by July 2018. No assurances can be provided that we will achieve our production objective by that date.

The following is a summary of the amounts budgeted to be incurred (presuming all $23,000,000 is required):

Professional Fees and General and Administrative	$1,500,000
Environmental and Permitting Fees	$700,000
Phase 1 Processing Plant CAPEX	$14,500,000
Phase 1 Infrastructure CAPEX	$400,000
Construction Financing Costs	$1,100,000
Construction Contingency Costs (10%)	$1,700,000
Working Capital for Mine Startup	$3,100,000
Total	$23,000,000

The above amounts may be updated based on actual costs and the timing may be delayed or adjusted based on several factors, including the availability of capital to fund the budget. We anticipate that the source of funds required to complete the budgeted items disclosed above will come from private placements in the capital markets, but there can be no assurance that financing will be available on terms favorable to the Company or at all.

We will also assess the addition of back-end value-added processing for lithium-ion battery and graphite foil applications in the classification portion of the plant. The costs for any value-added processing is unknown at this time, but will be assessed in parallel with the development of Phase 1.

Employees

As of the date of this annual report, we have 4 full-time employees and consultants based in Toronto and South Africa engaged in the management of the Company as well as several additional consultants in South Africa and Madagascar that serve managerial and non-managerial functions.

RESULTS OF OPERATIONS

The following are explanations of the material changes for the year ended June 30, 2017 compared to the year ended June 30, 2016:

	Year ended June 30, 2017	Year ended June 30, 2016

Revenues	$-	$-

Expenses

Mineral exploration expense	1,839,659	812,477
Professional and consulting fees	770,397	811,704
Stock-based compensation	794,864	331,491
General and administrative	458,780	279,097
Depreciation	21,911	56,602
Foreign currency translation loss (gain)	93,476	106,036

Total Expenses	3,979,087	2,408,778

Net Loss From Operations	(3,979,087)	(2,408,778)

Other Income (Expenses)

Investment income	-	623
Gain on legal settlement	-	59,556
(Loss) gain on sale of marketable securities	-	(18,916)
Change in value of warrant liability	111,049	733,802
Part XII.6 taxes	(131,320)	-

Net Loss	(3,999,358)	(1,633,713)

Realized gain from marketable securities	-	4,323

Comprehensive Loss	$(3,999,358)	$(1,629,390)

Loss per share – basic and diluted	$(0.01)	$(0.00)
Weighted average shares outstanding – basic and diluted	448,187,140	343,243,652

Results for the year ended June 30, 2017:

●

Mineral exploration costs increased to $1,839,659 (2016: $812,477) as our company completed metallurgical analysis activities related to the Feed Study, environmental permitting and consulting and general project expenditures as compared to the previous year.

●	Professional fees decreased to $770,397 (2016: $811,704 )as a result of a reduction in the number of employees and legal fees as compared to the previous year.
●	General and administrative (G&A) costs increased to $458,780 (2016: $279,097 )as a result of increased travel costs and investor relations activities as compared to the previous year.
●	Part XII.6 taxes of $131,320 (2016: $nil) were incurred to settle taxes payable to the Canada Revenue Agency (CRA) related to the issuance of flow-through shares during fiscal 2014.
●

A non-cash gain in the value of a warrant liability of $111,049 (2016: $733,802) was recognized. This is in relation to warrants that expried in January 2017 that were issued in a currency other than our functional currency. In accordance with ASC 815 Derivatives and Hedging, upon recognition the fair value of these warrants was estimated using a binomial model and was recorded as a derivative liability. The liability was subsequently remeasured at the end of each financial reporting period until expiration.

Liquidity, Capital Resources and Foreign Currencies

The following are explanations of the material changes to the working capital position as of June 30, 2017 when compared to June 30, 2016:

	June 30, 2017	June 30, 2016
Assets

Current Assets:
Cash and cash equivalents (note 12)	$1,964,948	$544,813
Amounts receivable	39,441	13,955
Prepaid expenses (note 6)	39,096	11,545
Total current assets	2,043,485	570,313

Current Liabilities:
Accounts payable (note 6)	$159,147	$215,391
Accrued liabilities	68,241	24,743
Contingency provision (note 13)	182,883	182,742
Warrant liability (note 10)	-	111,049
Total current liabilities	410,271	533,925

Net working capital position	$1,633,214	$36,388

In managing liquidity, management’s primary objective is to ensure the entity can continue as a going concern while raising additional funding to meet our obligations as they come due. However, due to the present inability to generate revenues, accumulated losses, recurring losses and negative operating cash flows, the Company has stated its opinion in Note 1 of our audited financial statements, as included in this annual report, that there currently exists substantial doubt regarding the Company’s ability to continue as a going concern. Our operations to date have been funded by issuing equity.  Our company expects to raise additional working capital to fund planned project expenditures by securing additional financing.  The existing working capital position is expected to be sufficient to fund non-project expenditures for the next 12 months.

We hold a significant portion of our cash reserves in Canadian dollars to satisfy non-exploration expenditures such as professional and consulting fees and general and administrative costs, which are mainly incurred in Canadian dollars. Due to foreign exchange rate fluctuations, the remeasurement of the value of Canadian dollar reserves into US dollars results in foreign currency translation gains or losses. If there was to be a significant decline in the Canadian dollar against the US dollar, the value of that Canadian dollar cash reserves, as presented on the balance sheet, could significantly decline causing significant foreign currency translation losses. For illustration, there has been a consistent and steady decline in the value of the Canadian dollar from near par in 2013 to the Canadian dollar’s current rates. In addition, certain of our ongoing expenditures are in South African Rand, Madagascar Ariary and Euros requiring us to occasionally hold reserves of these foreign currencies with a similar risk of foreign exchange currency translation losses.

Capital Financings

We have funded our business to date from sales of our securities. We will require additional funding throughout fiscal 2018 to advance our projects, which will likely be in the form of equity financing from the issuance of additional common shares. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common shares.

Net proceeds during the past two years:

●

On October 7, 2015, we closed a non-brokered private placement offering of 14,200,000 units at a price of $0.04 (CAD$0.05) per unit, representing gross proceeds of $530,673 (CAD$710,000). Insiders subscribed for a total of $50,000CAD as part of this offering. Each unit is comprised of one (1) common share and one-half (0.5) of one (1) common share purchase warrant. Each warrant entitling the holder thereof to acquire one (1) additional common share at a price of $0.07 per share until October 6, 2017.

●

On February 4, 2016, we closed a private placement offering of 6,437,900 units at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $328,977 (CAD$450,653). Each unit consisted of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.11 per common share until February 4, 2018.

●

On April 11, 2016, we closed a private placement offering of 3,207,857 units at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $172,633 (CAD$224,550). Each unit consisted of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.11 per common share until April 11, 2018.

●	On May 17, 2016, we closed a private placement offering of 11,150,000 common shares at a price of $0.07 (CAD$0.09) per unit, representing aggregate gross proceeds of $782,730 (CAD$1,003,500).
●	On August 18, 2016, we closed a private placement offering of 96,064,286 common shares at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $5,177,885 (CAD$6,724,500).

Net proceeds subsequent to the end of the current reporting period:

●	None.

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

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, June 30, 2017.

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

Based on this evaluation, our chief executive officer and our chief financial officer concluded that, our disclosure controls and procedures were effective as of June 30, 2017.

Management’s report on internal control over financial reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The 2013 COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base its assessment. Based on this evaluation, we have concluded that, as of June 30, 2017, our internal controls over financial reporting was effective.

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

ITEM 9B. – OTHER INFORMATION

Not applicable.

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position of each executive officer and director the Company as at September 27, 2017.

Name	Age	Position
Craig Scherba	45	President, Chief Executive Officer and Director
Marc Johnson	41	Chief Financial Officer
Robin Borley	49	Senior Vice President of Mine Development and Director
John Sanderson	82	Chairman and Director
Quentin Yarie	52	Director
Dean Comand	51	Director
Dalton Larson	77	Director

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

Craig Scherba, P.Geol. (Oakville, Canada): Mr. Scherba was appointed as our Chief Executive Officer and President in August 2015 and has served as a director since January 2010. Mr. Scherba served as President and Chief Operating Officer from September 2012 to August 2015 and Vice President, Exploration of the Company from January 2010 to September 2012. Mr. Scherba has been a professional geologist (P. Geol.) since 2000, and his expertise includes supervising large Canadian and international exploration. Mr. Scherba also serves as Vice President, Exploration of MacDonald Mines Exploration Ltd, Red Pine Exploration Inc. and Honey Badger Exploration Inc. which are resource exploration company trading on the TSX - Venture Exchange. In addition, Mr. Scherba was professional geologist with Taiga Consultants, a mining exploration consulting company from March 2003 to December 2009. He was a managing partner of Taiga between January 2006 and December 2009. Mr. Scherba was an integral member of the exploration team that developed Nevsun Resources’ high-grade gold, copper and zinc Bisha project in Eritrea. While at Taiga, Mr. Scherba served as the Company's Country and Exploration Manager in Madagascar during its initial exploration stage.

Robin Borley (Johannesburg, South Africa): Mr. Borley was appointed our Senior Vice President (“SVP”) of Mine Development during December 2013. Mr. Borley is a Graduate mining engineering professional and a certified mine manager with more than 25 years of international mining experience building and operating mining ventures. He has held senior management positions both internationally and within the South African mining industry. Until October 2014, Mr. Borley served as Mining Director for DRA Mineral Projects. In addition, Mr. Borley was instrumental as the COO of Red Island Minerals in a developing a Madagascar coal venture. His diverse career has spanned resource project management, evaluation, exploration and mine development. Robin has completed several mine evaluations including operational and financial evaluations of new and existing operations across a diverse range of resource sectors. He has experience in the management of underground and surface mining operations from both the contractor and owner miner environments. From 2006 through to 2012, Robin participated in the BEE management buy-out transaction of the Optimum Colliery mining property from BHP, through its independent listing and its ultimate sale to Glencore in December 2012.

Marc Johnson (Toronto, Canada): Mr. Johnson was appointed as our Chief Financial Officer in October 2015.  Mr. Johnson is a senior executive with over 20 years of experience, including 10 years at large public companies in corporate development, financial management and cost control positions. He also brings 10 years of capital markets experience, specifically in mining investment banking and as an equity research mining analyst covering precious and base metals. Mr. Johnson is a Chartered Professional Accountant, a Chartered Financial Analyst (CFA) and holds a Bachelor of Commerce (Finance) degree from the John Molson School of Business at Concordia University. Mr. Johnson also currently serves as the CFO of Red Pine Exploration Inc. and as the CFO of Honey Badger Exploration Inc..

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

Dean Comand P. Eng, CET MMP CDir. (Ancaster, Canada): Mr. Comand is a Mechanical Engineer and holds his P. Eng designation in the province of Ontario as well as designation as a Certified Engineering Technologist. He earned his Maintenance Manager Professional Designation (MMP) license in 2006 and his Charter Director designation (CDir) in 2012. Mr. Comand is currently the President and Chief Executive Officer of Hamilton Utilities Corporation and continues to provide strategic advice to numerous clients around the world in the mining and energy sectors from 2009 – 2014, Mr. Comand worked for Sherritt International as Vice President of Operations of Ambatovy, a large-scale nickel project Madagascar. He successfully led the construction and commissioning of Ambatovy, and led the operations to commercial production. He has extensive business and financial acumen in large-scale energy, power, and mining industries. He has consistently held senior positions in operations, business, project development, environmental management, maintenance, and project construction. He has managed a variety of complex operations, including one of the world’s largest mining facilities, industrial facilities, numerous power plants, renewable energy facilities and privately held municipal water treatment facilities across Canada and the United States.

Dalton Larson (Surrey, Canada): Mr. Larson is a Canadian attorney with more than 35 years as a member of the Law Society of British Columbia. He commenced practice as a member of the Faculty of Law, University of British Columbia, subsequently becoming a partner of a major Vancouver Law firm, now McMillan LLP. Currently, he maintains a private practice along with a vigorous investment business. He is a recognized expert in alternate dispute resolution and has extensive experience as a professional arbitrator and mediator. He has three degrees, including a Master’s Degree in law from the University of London, England. His business activities include more than 25 years as a director of several investment funds managed by the CW Funds group of companies, affiliated with Ventures West Management Inc., which is one of the largest venture capital firms in Canada. The CW Funds raised and invested in a wide variety of businesses totaling more than $130 million, primarily from overseas investors. In that period, he served as Chairman of the Board of Directors of a Philippine ethanol company. He was the founding shareholder of the First Coal Corporation, which started operations in 2014. He served as the first Chairman of the Board of Directors for two years and then participated closely in its governance and management including serving as the Chair of the Compensation Committee. During his tenure, the Company raised in excess of $65 million in equity to finance its development activities, all by way of private placements. This company was sold to Xstrata in excess of $150 million. He currently serves as the Chairman of the Board of Directors of Cloud Nine Education Group (CSE:CNI) and on the Board of Directors of SmartCool Systems Inc. (TSX-V: SSC).

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

The Company has not implemented a diversity policy; however, the Company believes that it currently promotes the benefits of, and need for, extending opportunities to all candidates, without distinction as to gender, race, colour, religion, sexual orientation, family or marital status, political belief, age, national or ethnic origin, citizenship, disability, or any other basis and will strive for diversity of experience, perspective and education. The Company believes that it currently focuses on hiring the best quality individuals for the position and also encourages representation of women on the Board and in executive officer positions.

The Company has seven Board members and four executive officers, none of whom are female. The Company has not considered the level of representation of women in its executive officer positions or on its Board in previous nominations or appointments (including a targeted number or percentage). The Company’s focus has always been, and will continue to be, working to attract the highest quality executive officers and Board candidates with special focus on the skills, experience, character and behavioral qualities of each candidate. The Company will continue to monitor developments in the area of diversity.

Audit Committee and Audit Committee Financial Expert

The audit committee is a key component of the Company’s commitment to maintaining a higher standard of corporate responsibility. This committee consists of Dalton L. Larson, Dean Comand, John Sanderson and prior to his passing, Albert Thiess, Jr., each of whom are financially literate (see biographies under “Nominees” section above) and independent as per the independence standards of the NYSE American in the United States of America and as per the standards of NI 58-101 in Canada (each are independent directors as they do not have involvement in the day-to-day operations of the Company). The Board has determine that Dean Comand is the “audit committee financial expert” as defined in the SEC’s rules and regulations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Form 3 (Initial Statement of Beneficial Ownership), Form 4 (Statement of Changes of Beneficial Ownership of Securities) and Form 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they filed.

Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended June 30, 2017, beneficial owners and executives complied with Section 16(a) filing requirements applicable to them.

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
4.

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3(a) above, or to be associated with persons engaged in any such activity;

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

Code of Ethics

The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. If we make substantive amendments to the Code of Ethics for Senior Financial Officers or the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.  We will provide a copy of the Code of Ethics for Senior Financial Officers and the Code of Business Conduct and Ethics without charge, upon request, by contacting our Corporate Secretary at 1001-145 Wellington Street West, Toronto, ON, M5J 1H8 or 416-364-4911.

ITEM 11. – EXECUTIVE COMPENSATION

Compensation of Executives

Summary Compensation Table

The table below sets forth certain summary information concerning the compensation paid or accrued during each of our last two completed fiscal years to our principal executive officer and four most highly compensated executive officers who received compensation over $100,000 for the fiscal year ended June 30, 2017 (Named Executive Officers” or “NEO”):

Name and Principal Position	Fiscal Year	Salary & Consulting Fees ($)(1)	Bonus ($)	Option Awards ($)(2)	Stock Awards ($)	Non- Equity Incentive Plans ($)	Change in Pension Value & Non-Qualified Deferred Compensation ($)	Other Compensation & Severance ($)	Total ($)
Craig Scherba,	2017	139,870	0	90,240	0	0	0	0	230,110
CEO, President	2016	88,015	0	37,049	0	0	0	0	125,064
and Director (A)			0
Marc Johnson,	2017	128,860	0	82,720	0	0	0	0	211,580
CFO (B)	2016	51,784	0	29,249	0	0	0	0	81,033
			0
Robin Borley,	2017	196,800	0	82,720	0	0	0	0	279,520
SVP and Director	2016	204,800	0	29,249	0	0	0	0	234,049
(C)			0
Brent Nykoliation,	2017	132,594	0	82,720	0	0	0	0	215,314
SVP (D)	2016	129,027	0	29,249	0	0	0	0	158,276
			0

(A)

On July 30, 2015, Mr. Scherba became the Chief Executive Officer. The Company has an employment agreement with Mr. Scherba, who receives a salary of CAD$20,000 per month. He is eligible to receive specific bonuses linked to achieving company milestones. His contract has an 18-month termination notice, which increases to 36 months if within 12 months of a change of control the Company gives notice of its intention to terminate or a triggering event occurs and he elects to terminate.

(B)

On October 23, 2015, Mr. Johnson became the Chief Financial Officer. The Company has a management company agreement with Mr. Johnson, who receives consulting fees of CAD$15,000 per month. He is eligible to receive specific bonuses linked to achieving company milestones. His contract has an 18-month termination notice, which increases to 36 months if within 12 months of a change of control the Company gives notice of its intention to terminate or a triggering event occurs and he elects to terminate.

(C)

The Company has a management company agreement with Mr. Borley, who receives consulting fees of USD$16,400 per month. He is eligible to receive specific bonuses linked to achieving company milestones. His contract has an 18-month termination notice, which increases to 36 months if within 12 months of a change of control the Company gives notice of its intention to terminate or a triggering event occurs and he elects to terminate.

(D)

The Company has a management company agreement with Mr. Nykoliation, who receives a salary of CAD$15,000 per month. He is eligible to receive specific bonuses linked to achieving company milestones. His contract has an 18-month termination notice, which increases to 36 months if within 12 months of a change of control the Company gives notice of its intention to terminate or a triggering event occurs and he elects to terminate.

(1)	These amounts include salary and/or consulting fees paid during the year. No bonuses have been paid during the fiscal year.
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

Outstanding Stock Option Grants

Outstanding stock options granted to Named Executive Officers (“NEO’s”) as at June 30, 2017 are as follows:

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un- Exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Value Realized if Exercised ($)(1)	Option Expiration Date
Craig Scherba	750,000	0	0	0.21	0	February 27, 2018
CEO, President	180,000	0	0	0.11	0	July 9, 2018
and Director	500,000	0	0	0.18	0	January 10, 2019
	250,000	0	0	0.15	0	July 3, 2019
	470,000	0	0	0.20	0	February 26, 2020
	950,000	0	0	0.056	0	December 22, 2020
	2,400,000	0	0	0.066	0	June 9, 2022
Marc Johnson	750,000	0	0	0.056	0	December 22, 2020
CFO	2,200,000	0	0	0.066	0	June 9, 2022

Robin Borley	75,000	0	0	0.21	0	February 27, 2018
SVP and Director	300,000	0	0	0.18	0	January 10, 2019
	350,000	0	0	0.20	0	February 26, 2020
	750,000	0	0	0.056	0	December 22, 2020
	2,200,000	0	0	0.066	0	June 9, 2022
Brent Nykoliation	700,000	0	0	0.21	0	February 27, 2018
SVP	175,000	0	0	0.11	0	July 9, 2018
	75,000	0	0	0.15	0	July 19, 2018
	400,000	0	0	0.18	0	January 10, 2019
	400,000	0	0	0.15	0	July 3, 2019
	450,000	0	0	0.20	0	February 26, 2020
	750,000	0	0	0.056	0	December 22, 2020
	2,200,000	0	0	0.066	0	June 9, 2022

(1)	Based on a closing price of $0.05 (CAD$0.07) on June 30, 2017 and presuming all options are exercised.

Outstanding Stock Appreciation Rights Grants

The Company had no stock appreciation rights as of June 30, 2017.

Outstanding Stock Awards at Year End

There were no outstanding stock awards as at June 30, 2017.

Options Exercises and Stocks Vested

No options were exercised and no stocks issued with a vesting period vested during the year ended June 30, 2017.

Grants of Plan-Based Awards

There were no grants of plan-based awards to a named executive officer during the year ended June 30, 2017.

Non-Qualified Deferred Compensation

The Company had no formalized deferred compensation plan as of June 30, 2017.

Other Compensation and Awards

The Company had arrangements in place relating to the termination of employees or NEOs as of June 30, 2017:

●

The Company has an employment agreement with Mr. Scherba, who receives a salary of CAD$20,000 per month. He is eligible to receive specific bonuses linked to achieving company milestones. His contract has an 18-month termination notice, which increases to 36 months if within 12 months of a change of control the Company gives notice of its intention to terminate or a triggering event occurs and he elects to terminate.

●

On October 23, 2015, Mr. Johnson became the Chief Financial Officer. The Company has a management company agreement with Mr. Johnson, who receives consulting fees of CAD$15,000 per month. He is eligible to receive specific bonuses linked to achieving company milestones. His contract has an 18-month termination notice, which increases to 36 months if within 12 months of a change of control the Company gives notice of its intention to terminate or a triggering event occurs and he elects to terminate.

●

The Company has a management company agreement with Mr. Borley, who receives consulting fees of USD$16,400 per month. He is eligible to receive specific bonuses linked to achieving company milestones. His contract has an 18-month termination notice, which increases to 36 months if within 12 months of a change of control the Company gives notice of its intention to terminate or a triggering event occurs and he elects to terminate.

●

The Company has a management company agreement with Mr. Nykoliation, who receives a salary of CAD$15,000 per month. He is eligible to receive specific bonuses linked to achieving company milestones. His contract has an 18-month termination notice, which increases to 36 months if within 12 months of a change of control the Company gives notice of its intention to terminate or a triggering event occurs and he elects to terminate.

Long-Term Incentive Plan Awards Table

There Company had no Long-Term Incentive Plans in place as of June 30, 2017.

Pension Benefits

The Company had no pension or retirement plans as of June 30, 2017.

Compensation of Directors

The following table summarizes compensation paid to or earned by our directors who are not Named Executive Officers for their service as directors of our company during the fiscal year ended June 30, 2017.

Name and Principal Position	Salary & Consulting Fees ($)(1)	Bonus ($)	Option Awards ($)(2)	Stock Awards ($)	Non- Equity Incentive Plans ($)	Change in Pension Value & Non-Qualified Deferred Compensation ($)	Other Compensation & Severance ($)	Total ($)
John Sanderson, Chairman (A)	13,475	0	90,240	0	0	0	0	103,715
Quentin Yarie, Director (B)	5,775	0	82,720	0	0	0	0	88,495
Dean Comand, Director (C)	9,625	0	82,720	0	0	0	0	92,345
Dalton Larson, Director (D)	12,191	0	86,480	0	0	0	0	98,671

(A)	Mr. Sanderson receives chairman fees of CAD$3,500 per month.
(B)	Mr. Yarie receives director fees of CAD$2,500 per month.
(C)	Mr. Comand receives director fees of CAD$2,500 per month.
(D)	Mr. Larson receives director fees of CAD$2,500 per month plus committee chair fees of $667 per month.

(1)	These amounts include salary and/or consulting fees paid during the year. No bonuses have been paid.
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

Outstanding stock options granted to directors who are not Named Executive Officers as at June 30, 2017 are as follows:

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un- Exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Value Realized if Exercised ($)(1)	Option Expiration Date
John Sanderson,	100,000	0	0	0.21	0	February 27, 2018
Chairman	25,000	0	0	0.11	0	July 9, 2018
	50,000	0	0	0.15	0	July 19, 2018
	400,000	0	0	0.18	0	January 10, 2019
	200,000	0	0	0.15	0	July 3, 2019
	350,000	0	0	0.20	0	February 26, 2020
	850,000	0	0	0.056	0	December 22, 2020
	2,400,000	0	0	0.066	0	June 9, 2022
Quentin Yarie,	300,000	0	0	0.21	0	February 27, 2018
Director	100,000	0	0	0.11	0	July 9, 2018
	50,000	0	0	0.15	0	July 19, 2018
	425,000	0	0	0.18	0	January 10, 2019
	250,000	0	0	0.15	0	July 3, 2019
	350,000	0	0	0.20	0	February 26, 2020
	750,000	0	0	0.056	0	December 22, 2020
	2,200,000	0	0	0.066	0	June 9, 2022
Dean Comand,	400,000	0	0	0.20	0	February 26, 2020
Director	750,000	0	0	0.056	0	December 22, 2020
	2,200,000	0	0	0.066	0	June 9, 2022
Dalton Larson,	200,000	0	0	0.20	0	February 26, 2020
Director	750,000	0	0	0.056	0	December 22, 2020
	2,300,000	0	0	0.066	0	June 9, 2022

(1)	Based on a closing price of $0.05 (CAD$0.07) on June 30, 2017 and presuming all options are exercised.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common shares as of September 27, 2017, by: (i) each person who is known by the Company to own beneficially more than 5% of our common shares; (ii) each current director of the Company; (iii) each current Named Executive Officers; and (iv) all directors and Named Executive Officers of the Company as a group.

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

The “Number of Common Shares Beneficially Owned” is the sum of common shares outstanding (460,995,711) plus the common share purchase warrants exerciseable within 60 days by that beneficial owner and the common stock purchase options entitled to be exercised within 60 days by that beneficial owner.

Name, Principal Position and Address	Common Shares Owned (#)	Common Share Purchase Warrants (#)	Common Share Stock Purchase Options (#)	Number of Common Shares Beneficially Owned (#)	Percentage of Common Shares Beneficially Owned (%)
Goodman & Company, Investment Counsel Inc.,(3) 2100-1 Adelaide Street East, Ontario, Canada	45,714,286	0	-	45,714,286	9.92%
VR Capital Group Ltd., (4) Dubai International Financial Centre, Gate Village 4, Suite 402, Dubai, UAE	28,991,713	11,042,000(1)	-	40,033,713	8.5%
JP Morgan Chase & Co., (5) 270 Park Avenue, New York, NY 10017	33,428,200	-	-	33,428,200	7.0%
Craig Scherba, CEO, President & Director 1480 Willowdown Road, Oakville, ON, Canada	600,000	-	5,500,000	6,100,000	1.3%
Marc Johnson, CFO 59 East Liberty Street, Toronto, ON, Canada	85,000	-	2,950,000	3,035,000	0.7%
Brent Nykoliation, SVP Corporate Development 161 Fallingbrook Road, Toronto, ON, Canada	736,860	-	5,150,000	5,886,860	1.3%
John Sanderson, Chairman of the Board & Director 1721-27th Street, West Vancouver, BC, Canada	75,000	-	4,375,000	4,450,000	1.0%
Robin Borley, SVP Mine Development & Director Waterfall Country Estate, Gauteng, South Africa	2,787,857	2,787,857(2)	3,675,000	9,250,714	2.0%
Quentin Yarie, Director 196 McAllister Road, North York, ON, Canada	825,000	-	4,425,000	5,250,000	1.1%
Dean Comand, Director 131 Garden Avenue, Ancaster, ON, Canada	-	-	3,350,000	3,350,000	0.7%
Dalton Larson, Director 3629 Canterbury Drive, Surrey, BC , Canada	1,000,000	-	3,250,000	4,250,000	0.9%
All Directors and Named Executive Officers as a group	6,109,717	2,787,857	33,870,000	42,767,574	8.6%

(1)	These warrants expire May 4, 2018 and have an exercise price of $0.14.
(2)	These warrants expire April 11, 2018 and have an exercise price of $0.11.
(3)	Based on the Schedule 13G/A filed on March 7, 2017. The control person is Brett Whalen, Vice President and Portfolio Manager.
(4)

Based on the Schedule 13G/A filed on February 14, 2017 on behalf of (i) VR Global Partners, L.P. (the “Fund”), a Cayman Islands exempted limited partnership, (ii) VR Advisory Services Ltd (“VR”), a Cayman Islands exempted company, as the general partner of the Fund, (iii) VR Capital Participation Ltd. (“VRCP”), a Cayman Islands exempted company, as the sole shareholder of VR, (iv) VR Capital Group Ltd. (“VRCG”), a Cayman Islands exempted company, as the sole shareholder of VRCP, (v) VR Capital Holdings Ltd. (“VRCH”), a Cayman Islands exempted company, as the sole shareholder of VRCG and (vi) Richard Deitz, the principal of VR, VRCP, VRCG, VRCH. All shares of Common Stock are held by the Fund and VRCG.

(5)

Based on the Schedule 13G/A filed on January 18, 2017 by JP Morgan Chase & Co. for itself and its wholly-owned subsidiary, JPMorgan Asset Management (UK) Limited. The control person is Neil Gregson, Portfolio Manager, Natural Resources Fund, J.P. Morgan Asset Management.

The following table sets forth information as of June 30, 2017 for: (i) all compensation plans previously approved by the Company's security holders and (ii) all compensation plans not previously approved by the Company's security holders. Options reported below were issued under the Company's Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	44,470,000	$0.11	1,530,000
Equity compensation plans not approved by security holders	--	--	--
Total	44,470,000	$0.11	1,530,000

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

The following related party transactions occurred during the year ended June 30, 2017:

a)

The Company incurred $639,190 in mineral exploration expense and professional and consulting fees incurred directly to directors and officers or companies under their control (June 30, 2016: $556,982).

b)	The Company incurred $nil in severance costs paid or accrued directly to former officers (June 30, 2016: $125,047).
c)	The Company incurred $nil in general and administrative costs (June 30, 2016: $68,293) from a public company related by common management, Red Pine Exploration Inc. (TSX.V: “RPX”).
d)

The Company granted 18,100,000 stock options to directors and officers of the Company (June 30, 2016: 7,900,000 common stock purchase options issued to directors and officers). These stock options were valued at $680,560 using the Black-Scholes option pricing model and are included in stock-based compensation (June 30, 2016: $308,092).

The following related party transactions balances existed as of June 30, 2017:

a)	The accounts payable balance for payroll, management and consulting fees owed to directors and officers or companies under their control was $16,400 at the end of the period (June 30, 2016: $42,000).
b)	The prepaid payroll balance for payroll expenditures paid to officers was $29,746 at the end of the period (June 30, 2016: $nil).

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

ITEM 14. - PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board considers that the work done in the year ended June 30, 2017 by our company’s external auditors, MNP LLP is compatible with maintaining MNP LLP.  All of the work expended by MNP LLP on our June 30, 2017 audit was attributed to work performed by MNP LLP’s full-time, permanent employees. The Audit Committee reviews and must approve all engagement agreements with external auditors.  During the year ended June 30, 2017, the Audit Committee pre-approved all of the fees invoiced by MNP LLP.

Audit Fees: The aggregate fees, including expenses, billed by the Company’s auditor in connection with the audit of our financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-K and our quarterly reports on Form 10-Q during the fiscal year ending June 30, 2017 was CAD$47,800 (June 30, 2016: CAD$81,855).

Audit-Related Fees: The aggregate fees, including expenses, billed by the Company’s auditor for services reasonably related to the audit for the year ended June 30, 2017 were $nil (June 30, 2016: $nil).

Tax Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by its auditor during year ended June 30, 2017 was CAD$5,885 (June 30, 2016: CAD$22,898).

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by its auditor during year ended June 30, 2017 was CAD$nil (June 30, 2016: CAD$nil).

ITEM 15. – EXHIBITS

Exhibit Number & Description

3.1

Articles of Incorporation of Energizer Resources Inc. (now known as NextSource Materials Inc.) (Incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-1/A filed on July 29, 2015)

3.2	Amendment to Articles of Incorporation of NextSource Materials Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K as filed with the SEC on April 24, 2017)
3.3	Third Amended and Restated By-Laws of NextSource Materials Inc. (Incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K as filed with the SEC on April 24, 2017)

4.1

Amended and Restated 2006 Stock Option Plan of NextSource Materials, Inc. (as of February 2009) (Incorporated by reference to Exhibit 4.1 to the registrant's Form S-8 registration statement as filed with the SEC on February 19, 2010)

4.2.	Amended and Restated Stock Option Plan of NextSource Materials, Inc. (Incorporated by reference to the registrant’s current report on Form 8-K as filed with the SEC on October 16, 2013)
4.3	Stock Option Plan of NextSource Materials, Inc. (Incorporated by reference to Appendix B to Schedule 14A as filed with the SEC on November 14, 2016)
4.4	Form of Warrant relating to private placement completed during October 2015 (Filed herein).
4.5	Form of Warrant relating to private placement completed during July 2015 (Filed herein).
4.6	Form of Warrant relating to private placement completed during February 2016 (Filed herein).
4.7	Form of Warrant relating to private placement completed during April 2016 (Filed herein).
4.8	Form of Warrant relating to private placement completed during June 2014 (Filed herein).

10.1

Sale and Purchase Agreement between Malagasy Minerals Limited and NextSource Materials Inc. dated April 16, 2014 (Incorporated by reference to Exhibit 10.8 to the registrant’s Form 10-Q as filed on May 14, 2014).

10.2

ERG Project Minerals Rights Agreement between Malagasy Minerals Limited and NextSource Materials Inc. dated April 16, 2014 (Incorporated by reference to Exhibit 10.9 to the registrant’s Form 10-Q as filed on May 14, 2014).

10.3

Green Giant Project Joint Venture Agreement between Malagasy Minerals Limited and NextSource Materials Inc. dated April 16, 2014 (Incorporated by reference to Exhibit 10.9 to the registrant’s Form 10-Q as filed on May 14, 2014).

10.4	Employment Agreement with Craig Scherba (Filed herein).
10.5	Employment Agreement with Brent Nykoliation (Filed herein).
10.6	Management Consulting Agreement with Marc Johnson (Filed herein).
10.7	Management Consulting Agreement with Robin Borley (Filed herein).

21	Subsidiaries of the Registrant (Filed herein)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (Filed herein)
31.2	Certification of Principal Financial & Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (Filed herein)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (Filed herein)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (Filed herein)

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16. -       FORM 10-K SUMMARY

None

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC website at http://www.sec.gov. The public may also read and copy any document we file with the SEC at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. We maintain a website at http://www.NextSourceMaterials.com, (which website is expressly not incorporated by reference into this filing). Information contained on our website is not part of this report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTSOURCE MATERIALS INC.

Dated: September 27, 2017

 By:        /s/ Craig Scherba

Name: Craig Scherba

Title: Chief Executive Officer and Director

Dated: September 27, 2017

By:         /s/ Marc Johnson

Name: Marc Johnson

Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

By:         /s/ Craig Scherba

Name:  Craig Scherba

Title:  Chief Executive Officer, Director

Dated: September 27, 2017

By:         /s/ John Sanderson

Name:  John Sanderson

Title:  Chairman of the Board, Director

Dated: September 27, 2017

By:         /s/ Marc Johnson

Name:  Marc Johnson

Title:  Chief Financial Officer (Principal Accounting Officer)

Dated: September 27, 2017

By:         /s/ Robin Borley

Name:  Robin Borley

Title:  SVP, Mine Development, Director

Dated: September 27, 2017

By:         /s/ Quentin Yarie

Name:  Quentin Yarie

Title:  Director

Dated: September 27, 2017

By:         /s/ Dean Comand

Name:  Dean Comand

Title:  Director

Dated: September 27, 2017

By:         /s/ Dalton Larson

Name:  Dalton Larson

Title:  Director

Dated: September 27, 2017

NEXTSOURCE MATERIALS INC.

(An Exploration Stage Company)

Consolidated financial statements

For the years ended June 30, 2017 and 2016

(Expressed in US Dollars)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NextSource Materials Inc.

We have audited the accompanying consolidated balance sheets of NextSource Materials Inc. as of June 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficiency), and cash flows for the years then ended. NextSource Materials Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. NextSource Materials Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of NextSource Materials Inc.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NextSource Materials Inc. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Mississauga, Canada September 27, 2017	Chartered Professional Accountants Licensed Public Accountants

NextSource Materials Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

	June 30, 2017	June 30, 2016
Assets

Current Assets:
Cash and cash equivalents (note 12)	$1,964,948	$544,813
Amounts receivable	39,441	13,955
Prepaid expenses (note 6)	39,096	11,545
Total current assets	2,043,485	570,313

Equipment (note 4)	27,805	21,911

Total Assets	$2,071,290	$592,224

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities:
Accounts payable (note 6)	$159,147	$215,391
Accrued liabilities	68,241	24,743
Contingency provision (note 13)	182,883	182,742
Warrant liability (note 10)	-	111,049

Total Liabilities	$410,271	$533,925

Stockholders' Equity

Common stock	460,996	364,932
650,000,000 shares authorized, $0.001 par value, 460,995,711 issued and outstanding (June 30, 2016: 364,931,425) (note 7)

Additional paid-in capital (note 7)	99,160,128	93,654,114
Accumulated deficit	(97,960,105)	(93,960,747)

Total Stockholders' Equity	1,661,019	58,299

Total Liabilities and Stockholders' Equity	$2,071,290	$592,224

The accompanying notes are an integral part of these consolidated financial statements.

Nature of Operations and Going Concern (note 1)

Mineral Properties (note 5)

NextSource Materials Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US Dollars)

	Year ended June 30, 2017	Year ended June 30, 2016

Revenues	$-	$-

Expenses

Mineral exploration expense (notes 5, 6 and 12)	1,839,659	812,477
Professional and consulting fees (note 6)	770,397	811,704
Stock-based compensation (note 6)	794,864	331,491
General and administrative (note 6)	458,780	279,097
Depreciation (note 4)	21,911	56,602
Interest	-	11,371
Foreign currency translation loss	93,476	106,036

Total Expenses	3,979,087	2,408,778

Net Loss From Operations	(3,979,087)	(2,408,778)

Other Income (Expenses)

Investment income	-	623
Gain on legal settlement	-	59,556
Loss on sale of marketable securities	-	(18,916)
Change in value of warrant liability (note 10)	111,049	733,802
Part XII.6 taxes (note 13)	(131,320)	-

Net Loss	(3,999,358)	(1,633,713)

Realized gain from marketable securities	-	4,323

Comprehensive Loss	$(3,999,358)	$(1,629,390)

Loss per share – basic and diluted	$(0.01)	$(0.00)
Weighted average shares outstanding – basic and diluted (note 11)	448,187,140	343,243,652

The accompanying notes are an integral part of these consolidated financial statements.

NextSource Materials Inc.

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Year ended June 30, 2017	Year ended June 30, 2016

Operating Activities

Net Loss	$(3,999,358)	$(1,633,713)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,911	56,602
Change in value of warrant derivative liability	(111,049)	(733,802)
Stock-based compensation	794,864	331,491
Loss on sale of marketable securities	-	8,068

Change in non-cash working capital:
Amounts receivable and prepaid expenses	(53,037)	40,016
Accounts payable and accrued liabilities	(12,746)	(139,398)
Contingency provision	141	(7,345)

Net cash used in operating activities	(3,359,274)	(2,078,081)

Investing Activities

Loan to related party	-	76,450
Proceeds from sale of securities	-	3,870
Equipment Purchases	(27,805)	-

Net cash (used in) provided by investing activities	(27,805)	80,320

Financing Activities

Proceeds from issuance of common stock	5,177,885	1,815,013
Common stock issue costs	(370,671)	(51,557)

Net cash provided by financing activities	4,807,214	1,763,456

Net increase (decrease) in cash and cash equivalents	1,420,135	(234,305)
Cash and cash equivalents - beginning of year	544,813	779,118
Cash and cash equivalents - end of year	$1,964,948	$544,813

Supplemental Disclosures:
Interest Received	$-	$11,371

The accompanying notes are an integral part of these consolidated financial statements.

NextSource Materials Inc.

Consolidated Statement of Shareholder’s Equity (Deficiency)

(Expressed in US Dollars)

	Shares #	Common Stock $	Additional Paid-In Capital $	Accumulated Comprehensive Income (Loss) $	Accumulated Deficit $	Total $

Balance - June 30, 2015	309,384,670	309,385	91,614,714	(4,323)	(92,327,034)	(407,258)

Conversion of Special Warrants into common shares	20,550,998	20,551	(20,551)	-	-	-
Private placement of common shares subscribed	14,200,000	14,200	516,473	-	-	530,673
Private placement of common shares subscribed	6,437,900	6,438	322,539	-	-	328,977
Private placement of common shares subscribed	3,207,857	3,208	169,425	-	-	172,633
Private placement of common shares subscribed	11,150,000	11,150	771,580	-	-	782,730
Cost of issue of private placement of common shares subscribed	-	-	(51,557)	-	-	(51,557)
Stock-based compensation	-	-	331,491	-	-	331,491
Loss on marketable securities	-	-	-	(3,745)	-	(3,745)
Reclassified loss to profit or loss	-	-	-	8,068	-	8,068
Net loss for the year	-	-	-	-	(1,633,713)	(1,633,713)

Balance - June 30, 2016	364,931,425	364,932	93,654,114	-	(93,960,747)	58,299

Private placement of common shares subscribed	96,064,286	96,064	5,081,821	-	-	5,177,885
Cost of issue of private placement of common shares subscribed	-	-	(370,671)	-	-	(370,671)
Stock-based compensation	-	-	794,864	-	-	794,864
Net loss for the year	-	-	-	-	(3,999,358)	(3,999,358)

Balance - June 30, 2017	460,995,711	460,996	99,160,128	-	(97,960,105)	1,661,019

The accompanying notes are an integral part of these consolidated financial statements.

NextSource Materials Inc. Notes to Consolidated Financial Statements For the years ended June 30, 2017 and 2016 (Expressed in US Dollars)

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

As of June 30, 2017, the Company had accumulated losses of $97,960,105 (June 30, 2016: $93,960,747), recurring loss and negative operating cash flows, and as such, there is substantial doubt regarding the Company's ability to continue as a going concern.

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

NextSource Materials Inc. Notes to Consolidated Financial Statements For the years ended June 30, 2017 and 2016 (Expressed in US Dollars)

2.     Significant Accounting Policies

Principals of Consolidation and Basis of Presentation

These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These consolidated financial statements include the accounts of NextSource Materials Inc. and its wholly-owned subsidiaries, Energizer (Mauritius) Ltd., THB Ventures Ltd., Energizer Madagascar Sarl, Energizer Minerals Sarl, Madagascar-ERG Joint Venture (Mauritius) Ltd., ERG (Madagascar) Sarl and 2391938 Ontario Inc.

All inter-company balances and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the year. On an ongoing basis, management evaluates its judgments and estimates in relation to assets, liabilities, revenue and expenses. Management uses past experience and other factors as the basis for its judgments and estimates. Actual results may differ from those estimates. The impacts of estimates are pervasive throughout these consolidated financial statements and may require accounting adjustments based on future occurrences. Revisions to accounting estimates are recognized in the period in which the estimate is revised and the revision affects current and future periods. Areas where significant estimates and assumptions are used include: the binomial valuation of the warrant liability, the Black-Scholes valuation of warrants and stock options, the valuation recorded for future income taxes and the assumption that the Company will receive title to the properties after the Madagascar political situation stabilizes.

Cash and Cash Equivalents

Cash and cash equivalents include money market investments that are readily convertible to known amounts of cash and have an original maturity of less than or equal to 90 days. Included in cash and cash equivalents are term deposits and GICs that are held as security against the company’s credit cards in the amount of $70,131.

Marketable Securities

The Company classifies and accounts for debt and equity securities in accordance with ASC Topic 320, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all of its marketable securities as available for sale, thus securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, are included as a separate component of stockholders’ equity, titled accumulated comprehensive loss. When an unrealized loss is classified as being other than temporary, it is expensed within the consolidated statement of operations and comprehensive loss.

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

NextSource Materials Inc. Notes to Consolidated Financial Statements For the years ended June 30, 2017 and 2016 (Expressed in US Dollars)

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

Foreign Currency Translation

The Company's functional and reporting currency is United States Dollars.  The functional and reporting currency of the Mauritius subsidiaries is United States Dollars.  The functional and reporting currency of the Madagascar subsidiaries is Madagascar Ariary.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC Topic 830, "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the consolidated statements of operations and comprehensive loss.

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

Stock-Based Compensation

The Company has a Stock Option Plan (see Note 8). All stock based awards granted are accounted for using the fair value based method, using the more reliable measure of value of services and Black Scholes pricing model. The fair value of stock options granted is recognized as an expense within the consolidated statements of operations and comprehensive loss and a corresponding increase in additional paid in capital. Any consideration paid by eligible participants on the exercise of stock options is credited to common stock at the par value with the remaining included in additional paid-in capital. The additional paid in capital amount associated with stock options is transferred to common stock upon exercise.

NextSource Materials Inc. Notes to Consolidated Financial Statements For the years ended June 30, 2017 and 2016 (Expressed in US Dollars)

2.     Significant Accounting Policies (Continued)

Income Taxes

The Company has adopted Topic 740 "Accounting for Income Taxes" which is required to compute tax asset benefits for net operating losses carried forward. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some of all of the deferred tax asset will not be realized. Potential benefits of net operating losses have not been recognized in these consolidated financial statements as the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. Management does not believe unrecognized tax benefits will significantly change within one year of the balance sheet date. Interest and penalties related to income tax matters are recognized in income tax expense. As of June 30, 2017, there was no interest or penalties related to uncertain tax positions.

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

Financial Instruments

The fair value of cash and cash equivalents, accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The Company's exploration operations are in Madagascar and Canada, which result in exposure to market risks from changes in foreign currency rates.  Financial risk is the risk to the Company's operations that arise from movements in foreign exchange rates and the degree of volatility of these rates.

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

●

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 includes marketable securities such as listed equities and U.S. government treasury securities.

●

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

●

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

NextSource Materials Inc. Notes to Consolidated Financial Statements For the years ended June 30, 2017 and 2016 (Expressed in US Dollars)

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

The Company continues to evaluate the impact of ASU 2014-15, ASU 2016-02, ASU 2016-09, ASU 2016-15, and ASU 2017-09 on its consolidated financial statements.

NextSource Materials Inc. Notes to Consolidated Financial Statements For the years ended June 30, 2017 and 2016 (Expressed in US Dollars)

4.     Equipment

For the year ended June 30, 2017, the Company incurred depreciation expenses totaling $21,911 (June 30, 2016: $56,602) resulting in the full depreciation of the underlying equipment and its derecognition since no future economic benefits are expected from use or disposal.

During the year ended June 30, 2017, the Company acquired metallurgical testing equipment in Madagascar valued at $27,805 (March 31, 2016: $nil) which has not yet been put into use.

	Equipment Cost $	Less: Accumulated Depreciation $	Net Book Value $

Balance June 30, 2015	195,561	117,048	78,513

Depreciation expense	-	56,602	(56,602)

Balance June 30, 2016	195,561	173,650	21,911

Depreciation expense	-	21,911	(21,911)
Derecognition of equipment	(195,561)	(195,561)	-
Acquisition of metallurgical equipment	27,805	-	27,805

Balance June 30, 2017	27,805	-	27,805

NextSource Materials Inc. Notes to Consolidated Financial Statements For the years ended June 30, 2017 and 2016 (Expressed in US Dollars)

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

On April 16, 2014, the Company signed a Sale and Purchase Agreement and a Mineral Rights Agreement (together “the Agreements”) with Malagasy to acquire the remaining 25% interest. Pursuant to the Agreements, the Company paid $364,480 (CAD$400,000), issued 2,500,000 common shares subject to a 12-month voluntary vesting period that were valued at $325,000 and issued 3,500,000 common share purchase warrants, which were valued at $320,950 using Black-Scholes, with an exercise price of $0.14 and an expiry date of April 15, 2019. On May 20, 2015 and upon completion of a bankable feasibility study (“BFS”) for the Molo Graphite Property, the Company paid $546,000 (CAD$700,000) and issued 1,000,000 common shares, which were valued at $100,000.

Malagasy retains a 1.5% net smelter return royalty ("NSR") on the property. A further cash payment of approximately $720,900 (CAD$1,000,000) will be due within five days of the commencement of commercial production.

The Company also acquired a 100% interest in the industrial mineral rights additional claim blocks covering 10,811 hectares adjoining the east side of the Molo Graphite Property.

The Molo Graphite Project is located within Exploration Permit #3432 ( “PR 3432”) as issued by the Bureau de Cadastre Minier de Madagascar (“BCMM”) pursuant to the Mining Code 1999 (as amended) and its implementing decrees.

The Molo Graphite Project exploration permit PR 3432 is currently held under the name of one of our Madagascar subsidiary ERG Madagascar SARLU. Our Madagascar subsidiaries have paid all taxes and administrative fees to the Madagascar government and its mining ministry with respect to all the mining permits held in country.  These taxes and administrative fee payments have been acknowledged and accepted by the Madagascar government.

We have applied to the BCMM to have the Molo Graphite Project exploration permit converted into an exploitation permit. The exploitation permit is required to advance the Molo Project into the developmental stage.

The Company cannot provide any assurance as to the timing of the receipt of the required permits and licenses.

NextSource Materials Inc. Notes to Consolidated Financial Statements For the years ended June 30, 2017 and 2016 (Expressed in US Dollars)

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

NextSource Materials Inc. Notes to Consolidated Financial Statements For the years ended June 30, 2017 and 2016 (Expressed in US Dollars)

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

The following related party transactions occurred during the year ended June 30, 2017:

a)

The Company incurred $639,190 in mineral exploration expense and professional and consulting fees incurred directly to directors and officers or companies under their control (June 30, 2016: $556,982).

b)	The Company incurred $nil in severance costs paid or accrued directly to former officers (June 30, 2016: $125,047).
c)	The Company incurred $nil in general and administrative costs (June 30, 2016: $68,293) from a public company related by common management, Red Pine Exploration Inc. (TSX.V: “RPX”).
d)

The Company granted 18,100,000 stock options to directors and officers of the Company (June 30, 2016: 7,900,000 common stock purchase options issued to directors and officers). These stock options were valued at $680,560 using the Black-Scholes option pricing model and are included in stock-based compensation (June 30, 2016: $308,092).

The following related party transactions balances existed as of June 30, 2017:

a)	The accounts payable balance for payroll, management and consulting fees owed to directors and officers or companies under their control was $16,400 at the end of the year (June 30, 2016: $42,000).
b)	The prepaid payroll balance for payroll expenditures paid to officers was $29,746 at the end of the year (June 30, 2016: $nil).

NextSource Materials Inc. Notes to Consolidated Financial Statements For the years ended June 30, 2017 and 2016 (Expressed in US Dollars)

7.     Common Stock and Additional Paid-in Capital

The authorized share capital of the Company is 650,000,000 shares with a $0.001 par value. As of June 30, 2017, the Company had 460,995,711 common shares issued and outstanding (June 30, 2016: 364,931,425).

The Company issued the following common shares during the year ended June 30, 2017:

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

NextSource Materials Inc. Notes to Consolidated Financial Statements For the years ended June 30, 2017 and 2016 (Expressed in US Dollars)

8.     Stock Options

The Company’s stock option plan is restricted to a maximum of 46,000,000 stock options.

As of June 30, 2017, there were 44,470,000 options outstanding (June 30, 2016: 41,965,000) with a weighted average exercise price of $0.11 and an expiration of 3.5 years.  All the stock options vested on their grant date.

The following is a schedule of the Company’s outstanding common stock purchase options for the year ending June 30, 2017:

Grant Date	Expiration Date	Exercise Price	Balance Outstanding June 30, 2016	Balance Outstanding June 30, 2017
July 1, 2011	July 1, 2016	$0.30	3,300,000	-
July 12, 2012	July 13, 2016	$0.29	1,650,000	-
October 24, 2011	October 24, 2016	$0.20	1,640,000	-
December 1, 2011	December 1, 2016	$0.21	1,785,000	-
March 7, 2012	March 4, 2017	$0.28	4,900,000	-
May 23, 2012	May 23, 2017	$0.23	180,000	-
February 27, 2013	February 27, 2018	$0.21	4,900,000	3,725,000
July 9, 2013	July 9, 2018	$0.11	1,080,000	880,000
September 19, 2013	July 19, 2018	$0.15	675,000	450,000
October 9, 2013	October 9, 2018	$0.13	250,000	-
January 10, 2014	January 10, 2019	$0.18	4,400,000	3,775,000
July 3, 2014	July 3, 2019	$0.15	4,275,000	2,750,000
February 26, 2015	February 26, 2020	$0.20	4,430,000	4,100,000
December 22, 2015	December 22, 2020	$0.06	8,500,000	7,650,000
June 9, 2017	June 9, 2022	$0.07	-	21,140,000
Total Outstanding			41,965,000	44,470,000

The following is a continuity schedule of the Company's outstanding common stock purchase options from prior years:

	Weighted-Average Exercise Price ($)	Number of Stock Options
Outstanding as of June 30, 2015	0.22	35,365,000
Granted	0.06	8,500,000
Exercised	-	-
Expired	0.23	(1,900,000)

Outstanding as of June 30, 2016	0.18	41,965,000
Granted	0.07	21,140,000
Exercised	-	-
Expired	0.23	(18,635,000)

Outstanding as of June 30, 2017	0.11	44,470,000

The Company granted the following stock options during the year ended June 30, 2017:

(a)

On June 9, 2017, the Company issued 21,140,000 stock options at an exercise price of $0.07 and an expiry date of June 9, 2022. The stock options were valued at $794,864 using the Black-Scholes pricing model with the following assumptions: risk free rate – 1.11%; expected volatility – 82%; dividend yield – NIL; and expected life – 5 years. These stock options vested on the grant date.

NextSource Materials Inc. Notes to Consolidated Financial Statements For the years ended June 30, 2017 and 2016 (Expressed in US Dollars)

The Company granted the following stock options during the year ended June 30, 2016:

(b)

On December 22, 2015, the Company issued 8,500,000 stock options at an exercise price of $0.06 and an expiry date of December 22, 2020. The stock options were valued at $331,491 using the Black-Scholes pricing model with the following assumptions: risk free rate – 0.74%; expected volatility – 91%; dividend yield – NIL; and expected life – 5 years. These stock options vested on the grant date.

NextSource Materials Inc. Notes to Consolidated Financial Statements For the years ended June 30, 2017 and 2016 (Expressed in US Dollars)

9.     Warrants

As of June 30, 2017, there were 30,521,256 common share purchase warrants outstanding with a weighted average exercise price of $0.11 and an expiration of 0.8 years.

The following is a schedule of the Company’s outstanding common stock purchase warrants for the year ending on June 30, 2017:

Issued Date	Expiration Date	Exercise Price		Balance Outstanding June 30, 2016	Balance Outstanding June 30, 2017
September 26, 2014	September 26, 2016	$0.14		1,928,571	-
November 15, 2012	November 15, 2016	$0.18		2,903,571	-
December 30, 2014	December 30, 2016	$0.12		147,000	-
January 14, 2014	January 14, 2017	$0.14	(a)	29,152,033	-
January 31, 2014	January 31, 2017	$0.14	(a)	590,000	-
October 7, 2015	October 6, 2017	$0.07	(b)	7,100,000	7,100,000
July 31, 2015	May 4, 2018	$0.14	(c)	10,275,499	10,275,499
February 4, 2016	February 4, 2018	$0.11	(d)	6,437,900	6,437,900
April 11, 2016	April 11, 2018	$0.11	(e)	3,207,857	3,207,857
June 23, 2014	April 15, 2019	$0.14		3,500,000	3,500,000
Total Outstanding				65,242,431	30,521,256

(a)	These warrants were issued at a $0.18 CAD exercise price (see Note 10).

The following is the continuity schedule of the Company's common share purchase warrants from prior years:

	Weighted-Average Exercise Price ($)		Number of Warrants
Outstanding as of June 30, 2015	0.10	*	63,618,917
Issued	0.11		27,021,256
Exercised	-		(20,550,998)
Expired	0.12	*	(4,846,744)

Outstanding as of June 30, 2016	0.13	*	65,242,431
Issued	-		-
Exercised	-		-
Expired	0.14	*	(34,721,175)

Outstanding as of June 30, 2017	0.11		30,521,256

* Amount represents the converted USD exercise price

The Company did not issue any common share purchase warrants during the year ended June 30, 2017.

The Company issued the following common share purchase warrants during the year ended June 30, 2016:

(b)	These warrants were issued on October 7, 2015 as part of a private placement (see note 8).
(c)	These warrants were issued on July 31, 2015 as part of the conversion of special common share purchase warrants (see note 8).
(d)	These warrants were issued on February 4, 2016 as part of a private placement (see note 8).
(e)	These warrants were issued on April 11, 2016 as part of a private placement (see note 8).

NextSource Materials Inc. Notes to Consolidated Financial Statements For the years ended June 30, 2017 and 2016 (Expressed in US Dollars)

10.     Warrant Liability

The warrants that expired in January 2017 were issued in a currency other than the Company’s functional currency and therefore, in accordance with ASC 815 Derivatives and Hedging, are considered a derivative instrument and recorded on the balance sheet as a warrant liability. The fair value of the warrant liability was estimated on the date of issue and is re-measured at each reporting period using a binomial model until expiration or exercise of the underlying warrants.

For the year ended June 30, 2017, the Company recorded a gain in the fair value of the derivative warrant liability of $111,049 (June 30, 2016: gain of $733,802).

The fair value of the warrant liability was estimated using the following model inputs on the following valuation dates:

	Year-Ended June 30, 2017	Year-Ended June 30, 2016

Exercise price	Nil	$0.14
Risk free rate	Nil	0.50%
Expected volatility	Nil	88%
Expected dividend yield	Nil	Nil
Expected life (in years)	Nil	0.55

Opening balance, derivative warrant liability	$111,049	$844,851
Gain on change in fair value of derivative warrant liability	(111,049)	(733,802)
Ending balance, derivative warrant liability	$-	$111,049

NextSource Materials Inc. Notes to Consolidated Financial Statements For the years ended June 30, 2017 and 2016 (Expressed in US Dollars)

11.     Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted loss per share and the weighted average number of shares of common stock excludes all potentially dilutive shares since their effect is anti-dilutive.

As of June 30, 2017, there was a total of 74,991,256 potentially dilutive warrants and stock options outstanding (June 30, 2016: 107,207,431).

NextSource Materials Inc. Notes to Consolidated Financial Statements For the years ended June 30, 2017 and 2016 (Expressed in US Dollars)

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

The following is the segmented information by geographic region:

Mineral Exploration Expense	Madagascar $	Canada $	Total $
Year ended June 30, 2017	1,763,223	76,436	1,839,659
Year ended June 30, 2016	747,315	65,162	812,477

Cash and Equivalents	Madagascar $	Canada $	Total $
As of June 30, 2017	44,085	1,920,863	1,964,948
As of June 30, 2016	29,239	515,574	544,813

NextSource Materials Inc. Notes to Consolidated Financial Statements For the years ended June 30, 2017 and 2016 (Expressed in US Dollars)

13.      Contingency Provision and Legal Settlement

(a)

During fiscal 2014, the Company issued 17,889,215 flow-through shares to eligible Canadian taxpayer subscribers with contractual commitments for the Company to incur $3,812,642 in eligible Canadian Exploration Expenditures (“CEEs”) by December 31, 2014 as per the provision of the Income Tax Act of Canada. The CEEs were renounced as a tax credit to the flow-through share subscribers on December 31, 2013. As at December 31, 2014, the Company had unfulfilled CEE obligations. During the year ended June 30, 2015, the Company recorded a contingent provision for the Part XII.6 taxes and related penalties for the indemnification liability to subscribers for taxes and penalties related to the CEE renunciation shortfall. During the year ended June 30, 2017, the Company paid $131,320 (2015: $nil) in Part XII.6 taxes related to a revised estimate of the CEE renunciation shortfall and maintained the existing contingent provision amount for the indemnification liability to subscribers for taxes and penalties. During the year ended June 30, 2017, the contingent provision was adjusted due to foreign exchange fluctuations to $182,883 (June 30, 2016: $182,742).

(b)	On July 30, 2016, the Company concluded a legal settlement with the Company’s former Chief Financial Officer, whereby a severance of $34,457 (CAD$44,750) was awarded and paid in full.

NextSource Materials Inc. Notes to Consolidated Financial Statements For the years ended June 30, 2017 and 2016 (Expressed in US Dollars)

14.     Income Taxes

Below is a reconciliation of the United States income tax provision at the statutory rate of 35% to the actual provision:

	June 30, 2017	June 30, 2016
Net Loss	(3,999,358)	(1,633,713)
Statutory rate	35.00%	35.00%

Expected income tax recovery	(1,399,775)	(571,800)
Tax rate changes and other adjustments	(147,580)	(703,720)
Stock based compensation	278,200	116,020
Change in tax benefits not recognized	1,260,325	1,415,360
Non-deductible expenses	8,830	(255,860)
Income tax recovery	-	-

Deferred Tax

The Company’s future income tax assets and liabilities as at June 30, 2017 and 2016 are as follows:

	June 30, 2017	June 30, 2016
Property, plant and equipment	31,780	29,230
Non-capital losses – United States	7,041,230	7,562,070
Exploration expenditures	13,046,610	11,259,980
Other deductible temporary differences	6,890	6,890
Deferred tax assets	20,126,511	18,858,170
Less: valuation allowance	(20,126,511)	(18,858,170)
Net deferred tax liabilities	-	-

NextSource Materials Inc. Notes to Consolidated Financial Statements For the years ended June 30, 2017 and 2016 (Expressed in US Dollars)

14.     Income Taxes (Continued)

The United States net operating loss carry forwards expire as noted in the table below. The remaining deductible temporary differences may be carried forward indefinitely. Deferred tax assets have not been recognized in respect of these items because it is not probable that future taxable profit will be available against which the group can utilize the benefits there from.

The Company's United States net operating losses expire as follows:

Expiration Year	Tax Loss $
2025	4,130
2026	29,460
2027	283,870
2028	909,180
2029	341,250
2030	3,435,600
2031	3,998,670
2032	5,264,970
2033	4,956,930
2034	3,642,800
2035	4,880,240
2036	4,549,970
2037	4,978,979
Operating loss carry forwards	37,276,037