Form 10-K/A
period 2017-06-30
NextSource Materials Inc.
filed 2017-11-02
CIK 1302084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51151

NEXTSOURCE MATERIALS INC.

(Exact name of registrant as specified in its charter)

Minnesota	20-0803515
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1001–145 Wellington Street West, Toronto, Ontario	M5J 1H8
(Address of principal executive offices)	(Zip Code)

(416) 364-4911

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [ ]     No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [ ]      No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [x]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2016, based upon the closing price of the common stock as reported on the OTCQB on such date: $22,995,535

As of November 2, 2017, there were 462,495,711 shares of the Registrant's common stock issued and outstanding.

Documents Incorporated by Reference:  None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of NextSource Materials Inc. (the “Company”) for the year ended June 30, 2017, originally filed with the Securities and Exchange Commission (“SEC”) on September 28, 2017 (the “Original Filing”). This Amendment is being filed solely to correct an error in the exhibit list set forth in the Original Filing, and to include the following exhibits:

1.	Exhibit 23.1 – Consent of Independent Registered Public Accounting Firm
2.	Exhibit 23.2 – Consent of Roskill Consulting Group Ltd.
3.	Exhibit 23.3 – Consent of Craig Scherba
4.	Exhibit 23.4 – Consent of Caracle Creek International Consulting (Pty) Ltd.
5.	Exhibit 23.5 – Consent of DRA Projects (Pty) Ltd.
6.	Exhibit 23.6 – Consent of Metpro Management Inc.
7.	Exhibit 23.7 – Consent of Met63 (Pty) Ltd.
8.	Exhibit 23.8 – Consent of EVH Consulting (Pty) Ltd.
9.	Exhibit 23.9 – Consent of Epoch Resources (Pty) Ltd.
10.	Exhibit 23.10 – Consent of GCS Consulting (Pty) Ltd.
11.	Exhibit 23.11 – Consent of Erudite Projects (Pty) Ltd.
12.	Exhibit 23.12 – Consent of Erudite Strategies (Pty) Ltd.

Additionally, pursuant to the rules of the SEC, this Amendment also contains (i) new certifications required by Rule 13a-14(a) or Rule 15d-14(a), and (ii) new certifications required by Rule 13a-14(b) or Rule 15d-14(b).

Except as described as above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(1)	Financial Statements

The financial statements required by this item were submitted with the Original Filing, and begins on page 66 of the Original Filing.

(2)	Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto submitted as part of the Original Filing.

(3)	Exhibits

Exhibit	Description
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

4.2	Amended and Restated Stock Option Plan of NextSource Materials, Inc. (Incorporated by reference to the registrant’s current report on Form 8-K as filed with the SEC on October 16, 2013)
4.3	Stock Option Plan of NextSource Materials, Inc. (Incorporated by reference to Appendix B to Schedule 14A as filed with the SEC on November 14, 2016)
4.4*	Form of Warrant relating to private placement completed during October 2015
4.5*	Form of Warrant relating to private placement completed during July 2015
4.6*	Form of Warrant relating to private placement completed during February 2016
4.7*	Form of Warrant relating to private placement completed during April 2016
4.8*	Form of Warrant relating to private placement completed during June 2014
10.1

Sale and Purchase Agreement between Malagasy Minerals Limited and NextSource Materials Inc. dated April 16, 2014 (Incorporated by reference to Exhibit 10.8 to the registrant’s Form 10-Q as filed on May 14, 2014)

10.2

ERG Project Minerals Rights Agreement between Malagasy Minerals Limited and NextSource Materials Inc. dated April 16, 2014 (Incorporated by reference to Exhibit 10.9 to the registrant’s Form 10-Q as filed on May 14, 2014)

10.3

Green Giant Project Joint Venture Agreement between Malagasy Minerals Limited and NextSource Materials Inc. dated April 16, 2014 (Incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q as filed on May 14, 2014)

10.4*†	Employment Agreement with Craig Scherba
10.5*†	Employment Agreement with Brent Nykoliation
10.6*†	Management Consulting Agreement with Marc Johnson
10.7*†	Management Consulting Agreement with Robin Borley
21*	Subsidiaries of Registrant
23.1**	Consent of Independent Registered Public Accounting Firm
23.2**	Consent of Roskill Consulting Group Ltd.
23.3**	Consent of Craig Scherba
23.4**	Consent of Caracle Creek International Consulting (Pty) Ltd.
23.5**	Consent of DRA Projects (Pty) Ltd.
23.6**	Consent of Metpro Management Inc.
23.7**	Consent of Met63 (Pty) Ltd.
23.8**	Consent of EVH Consulting (Pty) Ltd.
23.9**	Consent of Epoch Resources (Pty) Ltd.
23.10**	Consent of GCS Consulting (Pty) Ltd.
23.11**	Consent of Erudite Projects (Pty) Ltd.
23.12**	Consent of Erudite Strategies (Pty) Ltd.
31.1**	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a).
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/ 15d-14(b) and 18 U.S.C 1350
32.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/ 15d-14(b) and 18 U.S.C 1350

*	Previously filed with our Annual Report on Form 10-K filed with the SEC on September 28, 2017
**	Filed herewith
†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and Rule 12b-15 thereunder, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTSOURCE MATERIALS INC.
Dated: November 2, 2017
	By:	/s/ Craig Scherba
Craig Scherba
President and Chief Executive Officer

5