Form 10-Q
period 2017-09-30
NextSource Materials Inc.
filed 2017-11-14
CIK 1302084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of November 14, 2017, there were 462,495,711 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

NextSource Materials Inc.

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed Consolidated Interim Balance Sheets as of September 30, 2017 (unaudited) and June 30, 2017	5

		Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three months ended September 30, 2017 (unaudited)	6

		Condensed Consolidated Interim Statements of Cash Flows for the three months ended September 30, 2017 and 2016 (unaudited)	7

		Condensed Consolidated Interim of Stockholders’ Equity for the three months ended September 30, 2017 (unaudited)	8

		Notes to condensed financial statements (unaudited)	9-21

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-29
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	30
	ITEM 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	32
	ITEM 1A.	Risk Factors	32
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
	ITEM 3.	Defaults Upon Senior Securities	33
	ITEM 4.	Mine Safety Disclosures	33
	ITEM 5.	Other Information	33
	ITEM 6.	Exhibits	34

	SIGNATURES		36

EX 31.01	Management Certification

EX 32.01	Sarbanes-Oxley Act

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

PART 1

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General

The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2017.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the period ended September 30, 2017 are not necessarily indicative of the results that can be expected for the year ending June 30, 2018.

NEXTSOURCE MATERIALS INC.

(A Development Stage Company)

Unaudited Condensed Consolidated Interim Financial Statements

For the three month periods ended September 30, 2017 and 2016

(Expressed in US Dollars)

NextSource Materials Inc.

Unaudited Condensed Consolidated Interim Balance Sheets

(Expressed in US Dollars)

	September 30, 2017	June 30, 2017
Assets

Current Assets:
Cash and cash equivalents (note 11)	$1,377,353	$1,964,948
Amounts receivable (note 7)	130,806	39,441
Prepaid expenses (note 6)	37,003	39,096
Total current assets	1,545,162	2,043,485

Property, Plant and Equipment (note 4)	26,057	27,805

Total Assets	$1,571,219	$2,071,290

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities:
Accounts payable (note 6)	$192,539	$159,147
Accrued liabilities	202,853	68,241
Contingency provision (note 12)	190,433	182,883

Total Liabilities	585,825	410,271

Stockholders' Equity
Common stock 650,000,000 shares authorized, $0.001 par value, 462,495,711 issued and outstanding (June 30, 2017: 460,995,711) (note 7)	462,496	460,996
Additional paid-in capital (note 7)	99,263,628	99,160,128
Accumulated deficit	(98,740,730)	(97,960,105)

Total Stockholders' Equity	985,394	1,661,019

Total Liabilities and Stockholders' Equity	$1,571,219	$2,071,290

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Nature of Operations and Going Concern (note 1)

Mineral Properties (note 5)

NextSource Materials Inc.

Unaudited Condensed Consolidated Interim Statements of Operations and

Comprehensive Loss

(Expressed in US Dollars)

	Three months ended	Three months ended
	September 30, 2017	September 30, 2016

Revenues	$-	$-

Expenses

Mineral exploration expense (notes 6 and 11)	293,609	313,107
Professional and consulting fees (note 6)	360,287	143,717
General and administrative	153,916	62,184
Depreciation (note 4)	1,748	11,001
Foreign currency translation loss (gain)	(28,935)	53,236

Total Expenses	780,625	583,245
Net Loss From Operations	(780,625)	(583,245)
Other Income (Expenses)

Change in value of warrant liability	-	57,166
Part XII.6 taxes (note 12)	-	(33,630)

Net Loss and Comprehensive Loss	$(780,625)	$(559,709)

Loss per share – basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding – basic and diluted (note 10)	460,995,711	409,761,425

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NextSource Materials Inc.

Unaudited Condensed Consolidated Interim Statements of Cash Flows

(Expressed in US Dollars)

	Three months ended September 30, 2017	Three months ended September 30, 2016

Operating Activities

Net Loss	$(780,625)	$(559,709)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,748	11,001
Change in value of warrant derivative liability	-	(57,166)

Change in non-cash working capital:
Amounts receivable and prepaid expenses	15,728	(34,968)
Accounts payable and accrued liabilities	168,004	(67,595)
Contingency provision	7,550	(1,769)

Net cash used in operating activities	(587,595)	(710,206)

Investing Activities
	-	-

Net cash (used in) provided by investing activities	-	-

Financing Activities

Proceeds from issuance of common stock	-	5,177,885
Common stock issue costs	-	(370,671)

Net cash provided by financing activities	-	4,807,214

Net increase (decrease) in cash and cash equivalents	(587,595)	4,097,008
Cash and cash equivalents - beginning of period	1,964,948	544,813
Cash and cash equivalents - end of period	$1,377,353	$4,641,821

Supplemental Disclosures:
Interest Received	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NextSource Materials Inc.

Unaudited Condensed Consolidated Interim Statement of Stockholder’s Equity

(Expressed in US Dollars)

	Shares #	Common Stock $	Additional Paid-In Capital $	Accumulated Comprehensive Income (Loss) $	Accumulated Deficit $	Total $

Balance - June 30, 2016	364,931,425	364,932	93,654,114	-	(93,960,747)	58,299

Private placement of common shares subscribed	96,064,286	96,064	5,081,821	-	-	5,177,885
Cost of issue of private placement of common shares subscribed	-	-	(370,671)	-	-	(370,671)
Net loss for the period	-	-	-	-	(559,709)	(559,709)

Balance - September 30, 2016	460,995,711	460,996	98,365,264	-	(94,520,456)	4,305,804

Stock-based compensation	-	-	794,864	-	-	794,864
Net loss for the period	-	-	-	-	(3,439,649)	(3,439,649)

Balance - June 30, 2017	460,995,711	460,996	99,160,128	-	(97,960,105)	1,661,019

Exercise of warrants	1,500,000	1,500	103,500			105,000
Net loss for the period	-	-	-	-	(780,625)	(780,625)

Balance - September 30, 2017	462,495,711	462,496	99,263,628	-	(98,740,730)	985,394

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NextSource Materials Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

For the three month periods ended September 30, 2017 and 2016

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

During fiscal 2008, the Company incorporated NextSource Materials (Mauritius) Ltd. (f/k/a Energizer (Mauritius) Ltd.) (“NSMMAU”), a Mauritius subsidiary, and Energizer Resources Madagascar Sarl. (“ERMAD”), a Madagascar subsidiary of NSMMAU.  During fiscal 2009, the Company incorporated NextSource Minerals (Mauritius) Ltd. (f/k/a THB Ventures Ltd.) (“MINMAU”), a Mauritius subsidiary of NSMMAU, and Energizer Minerals Sarl. (“MINMAD”), a Madagascar subsidiary of MINMAU, which holds the ownership interest of the Green Giant Property in Madagascar.  During fiscal 2012, the Company incorporated NextSource Graphite (Mauritius) Ltd. (f/k/a Madagascar-ERG Joint Venture (Mauritius) Ltd.) (“GRAMAU”), a Mauritius subsidiary of NSMMAU, and ERG (Madagascar) Sarl. (“GRAMAD”), a Madagascar subsidiary of GRAMAU, which holds the  Molo Graphite Project exploration permits.   During fiscal 2014, the Company incorporated 2391938 Ontario Inc., an Ontario, Canada subsidiary.

As of September 30, 2017, the Company had accumulated losses of $98,740,730 (June 30, 2017: $97,960,105), recurring loss and negative operating cash flows, and as such, conditions exist that may raise substantial doubt regarding the Company's ability to continue as a going concern. Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management has evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations as they become due within one year after the date of these financial statements. As such, management does not believe that the accumulated loss and recurring loss are relevant because since inception, the Company has been entirely financed from the proceeds of securities subscriptions. As of September 30, 2017, the Company had a net working capital position of $959,337 (June 30, 2017: $1,633,214). In the event the Company becomes unable to raise additional equity through securities subscriptions, in order to alleviate substantial doubt regarding the Company’s ability to continue as a going concern related to negative operating cash flows, management has established plans to mitigate planned outflows in order to meet its obligations as they become due by reducing discretionary general and administrative expenditures as well as halting non-critical permitting activities.

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

For the three month periods ended September 30, 2017 and 2016

(Expressed in US Dollars)

2.     Significant Accounting Policies

Unaudited Condensed Consolidated Interim Financial Statements

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual consolidated financial statements and should be read in conjunction with those annual financial statements filed on Form 10-K for the year ended June 30, 2017.

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

Principals of Consolidation and Basis of Presentation

These unaudited condensed consolidated interim financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").These unaudited condensed consolidated interim financial statements include the accounts of NextSource Materials Inc. and its wholly-owned subsidiaries, NextSource Materials (Mauritius) Ltd., NextSource Minerals (Mauritius) Ltd., NextSource Graphite (Mauritius) Ltd., Energizer Resources Madagascar Sarl, Energizer Minerals Sarl, ERG (Madagascar) Sarl and 2391938 Ontario Inc.

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

For the three month periods ended September 30, 2017 and 2016

(Expressed in US Dollars)

3.     Recent Accounting Pronouncements Potentially Affecting The Company

The following are recent FASB accounting pronouncements, which the Company adopted for the annual period beginning July 1, 2017.

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

The adoption of ASU 2014-15, ASU 2016-09 and ASU 2016-15 did not have a significant impact on the Company’s results of financial performance.

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

The Company continues to evaluate the impact of ASU 2016-02 and ASU 2017-09 on its consolidated financial statements.

NextSource Materials Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

For the three month periods ended September 30, 2017 and 2016

(Expressed in US Dollars)

4.     Property Plant and Equipment

The Company owns metallurgical testing equipment in Madagascar.  For the three month period ended September 30, 2017, the Company recognized depreciation expense relating to equipment totaling $1,748 (September 30, 2016: $11,001).

	Equipment Costs $	Less: Accumulated Depreciation $	Net Book Value $

Balance June 30, 2016	195,561	173,650	21,911

Depreciation expense	-	11,001	(11,001)

Balance September 30, 2016	195,561	184,651	10,910

Depreciation expense	-	10,910	(10,910)
Derecognition of equipment	(195,561)	(195,561)	-
Acquisition of metallurgical equipment	27,805	-	27,805

Balance June 30, 2017	27,805	-	27,805

Depreciation expense	-	1,748	(1,748)

Balance September 30, 2017	27,805	1,748	26,057

NextSource Materials Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

For the three month periods ended September 30, 2017 and 2016

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

Malagasy retains a 1.5% net smelter return royalty ("NSR") on the property. A further cash payment of approximately $785,285 (CAD$1,000,000) will be due within five days of the commencement of commercial production.

The Company also acquired a 100% interest in the industrial mineral rights on approximately 1 ½ additional claim blocks covering 10,811 hectares adjoining the east side of the Molo Graphite Property.

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

For the three month periods ended September 30, 2017 and 2016

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

Since early 2012, the Company has focused its efforts on the Molo Graphite Project and as such only minimal work has been completed on the Green Giant Property since that time. We currently do not consider the Green Giant Property to be a material asset of the Company.

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

Since early 2012, the Company has focused its efforts on the Molo Graphite Project and as such only minimal work has been completed on the Sagar Property since that time. We currently do not consider the Sagar Property to be a material asset of the Company.

NextSource Materials Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

For the three month periods ended September 30, 2017 and 2016

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

The following related party transactions occurred during the three-month period ended September 30, 2017:

a)	The Company incurred $194,647 in mineral exploration expense and in professional and consulting fees paid to directors, officers or companies under their control (September 30, 2016: $131,784).

The following related party transactions balances existed as of September 30, 2017:

a)	The accounts payable balance for payroll, management and consulting fees owed to directors and officers or companies under their control was $16,400 at the end of the period (June 30, 2017: $16,400).
b)	The prepaid payroll balance for payroll expenditures paid to officers was $28,073 at the end of the period (June 30, 2017: $29,746).

NextSource Materials Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

For the three month periods ended September 30, 2017 and 2016

(Expressed in US Dollars)

7.     Common Stock and Additional Paid-in Capital

The authorized share capital of the Company is 650,000,000 shares with a $0.001 par value. As of September 30, 2017, the Company had 462,495,711 common shares issued and outstanding (June 30, 2017: 460,995,711).

The Company issued the following common shares during the three month period ended September 30, 2017:

(a)

On September 30, 2017, the Company issued 1,500,000 common shares upon the exercise of 1,500,000 common share purchase warrants for gross proceeds of $105,000. The proceeds were recorded as accounts receivable at September 30, 2017 and were subsequently received by the Company.

NextSource Materials Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

For the three month periods ended September 30, 2017 and 2016

(Expressed in US Dollars)

8.     Stock Options

The Company’s stock option plan is restricted to a maximum of 46,000,000 common stock purchase options.

As of September 30, 2017, there were 41,800,000 common stock purchase options outstanding (June 30, 2017: 44,470,000) with a weighted average exercise price of $0.10 and an expiration of 3.4 years.  All the stock options vested on their grant date.

The following is a schedule of the Company’s outstanding common stock purchase options for the three-month period ending September 30, 2017:

Grant Date	Expiration Date	Exercise Price	Balance Outstanding June 30, 2017	Balance Outstanding September 30, 2017
February 27, 2013	February 27, 2018	$0.21	3,725,000	3,075,000
July 9, 2013	July 9, 2018	$0.11	880,000	730,000
September 19, 2013	July 19, 2018	$0.15	450,000	375,000
January 10, 2014	January 10, 2019	$0.18	3,775,000	3,050,000
July 3, 2014	July 3, 2019	$0.15	2,750,000	2,250,000
February 26, 2015	February 26, 2020	$0.20	4,100,000	3,530,000
December 22, 2015	December 22, 2020	$0.06	7,650,000	7,650,000
June 9, 2017	June 9, 2022	$0.07	21,140,000	21,140,000
Total Outstanding			44,470,000	41,800,000

The following is a continuity schedule of the Company's outstanding common stock purchase options from prior years:

	Weighted-Average Exercise Price ($)	Number of Stock Options
Outstanding as of June 30, 2016	0.18	41,965,000
Granted	0.07	21,140,000
Exercised	-	-
Expired	0.23	(18,635,000)

Outstanding as of June 30, 2017	0.11	44,470,000
Granted	-	-
Exercised	-	-
Expired	0.18	(2,670,000)

Outstanding as of September 30, 2017	0.10	41,800,000

NextSource Materials Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

For the three month periods ended September 30, 2017 and 2016

(Expressed in US Dollars)

9.     Warrants

As of September 30, 2017, there were 29,021,256 common share purchase warrants outstanding with a weighted average exercise price of $0.12 and an expiration of 0.5 years.

The following is a schedule of the Company’s outstanding common stock purchase warrants for the three months ending on September 30, 2017:

Issued Date	Expiration Date	Exercise Price	Balance Outstanding June 30, 2017	Balance Outstanding September 30, 2017
October 7, 2015	October 6, 2017	$0.07	7,100,000	5,600,000
July 31, 2015	May 4, 2018	$0.14	10,275,499	10,275,499
February 4, 2016	February 4, 2018	$0.11	6,437,900	6,437,900
April 11, 2016	April 11, 2018	$0.11	3,207,857	3,207,857
June 23, 2014	April 15, 2019	$0.14	3,500,000	3,500,000
Total Outstanding			30,521,256	29,021,256

The following is the continuity schedule of the Company's common share purchase warrants from prior years:

	Weighted-Average Exercise Price ($)	Number of Warrants
Outstanding as of June 30, 2016	0.13	65,242,431
Issued	-	-
Exercised	-	-
Expired	0.14	(34,721,175)

Outstanding as of June 30, 2017	0.11	30,521,256
Issued	-	-
Exercised	0.07	(1,500,000)
Expired	-	-

Outstanding as of September 30, 2017	0.12	29,021,256

NextSource Materials Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

For the three month periods ended September 30, 2017 and 2016

(Expressed in US Dollars)

10.     Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted loss per share and the weighted average number of shares of common stock excludes all potentially dilutive shares since their effect is anti-dilutive.

As of September 30, 2017, there was a total of 70,821,256 potentially dilutive warrants and options outstanding (June 30, 2017: 74,991,256).

NextSource Materials Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

For the three month periods ended September 30, 2017 and 2016

(Expressed in US Dollars)

11.     Segmented Reporting

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

The following is the segmented information by geographic region:

Mineral Exploration Expense	Madagascar $	Canada $	Total $
Three-month period ended September 30, 2017	292,139	1,470	293,609
Three-month period ended September 30, 2016	279,749	33,358	313,107

Cash and Cash Equivalents	Madagascar $	Canada $	Total $
As of September 30, 2017	53,876	1,323,477	1,377,353
As of June 30, 2017	44,085	1,920,863	1,964,948

NextSource Materials Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

For the three month periods ended September 30, 2017 and 2016

(Expressed in US Dollars)

12.      Contingency Provision and Legal Settlement

During fiscal 2014, the Company issued 17,889,215 flow-through shares to eligible Canadian taxpayer subscribers with contractual commitments for the Company to incur $3,812,642 in eligible Canadian Exploration Expenditures (“CEEs”) by December 31, 2014 as per the provision of the Income Tax Act of Canada. The CEEs were renounced as a tax credit to the flow-through share subscribers on December 31, 2013.  As at December 31, 2014, the Company had unfulfilled CEE obligations. During the year ended June 30, 2015, the Company recorded a contingent provision for the Part XII.6 taxes and related penalties for the indemnification liability to subscribers for taxes and penalties related to the CEE renunciation shortfall. During the year ended June 30, 2017, the Company paid $131,320 (2015: $nil) in Part XII.6 taxes related to a revised estimate of the CEE renunciation shortfall and maintained the existing contingent provision amount for the indemnification liability to subscribers for taxes and penalties. During the three-month period ended September 30, 2017, the contingent provision was adjusted due to foreign exchange fluctuations to $190,433 (June 30, 2017: $182,883).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this quarterly report, “we”, “us”, “our”, “NextSource Materials”, “NextSource”, “Company” or “our company” refers to NextSource Materials Inc. and all of its subsidiaries. The term NSR stands for Net Smelter Royalty.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with our Financial Statements and Notes to Financial Statements included in our fiscal 2017 Annual Report on Form 10-K for the year ended June 30, 2017, filed with the Securities and Exchange Commission on September 28, 2017 and amended on November 2, 2017. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K and discussed below under “Cautionary Note”. In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements. Our financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP). We urge you to read this report in conjunction with the risk factors referenced above.

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

We have not generated operating revenues or paid dividends since inception on March 1, 2004 to the period ended September 30, 2017 and we are unlikely to do so in the immediate future.  Our business activities have been entirely financed from the proceeds of securities subscriptions.

Our executive offices are situated at 1001–145 Wellington Street West, Toronto, Ontario, Canada, M5J 1H8 and the primary telephone number is (416) 364-4986.  Our website is www.nextsourcematerials.com (which website is expressly not incorporated by reference into this filing).

We are currently incorporated in the State of Minnesota, USA and have a fiscal year end of June 30.

On April 19, 2017, the Company changed its name from Energizer Resources Inc. to NextSource Materials Inc. as part of our rebranding effort and to better reflect our evolution from an exploration-stage company into a mine-development company. We expect to complete the renaming of our subsidiaries by December 31, 2017.  Our new symbol on the Toronto Stock Exchange is “NEXT” and on the OTC Markets is “NSRC.”

During fiscal 2008, the Company incorporated NextSource Materials (Mauritius) Ltd. (f/k/a Energizer (Mauritius) Ltd.) (“NSMMAU”), a Mauritius subsidiary, and Energizer Resources Madagascar Sarl. (“ERMAD”), a Madagascar subsidiary of NSMMAU.  During fiscal 2009, the Company incorporated NextSource Minerals (Mauritius) Ltd. (f/k/a THB Ventures Ltd.) (“MINMAU”), a Mauritius subsidiary of NSMMAU, and Energizer Minerals Sarl. (“MINMAD”), a Madagascar subsidiary of MINMAU, which holds the ownership interest of the Green Giant Property in Madagascar.  During fiscal 2012, the Company incorporated NextSource Graphite (Mauritius) Ltd. (f/k/a Madagascar-ERG Joint Venture (Mauritius) Ltd.) (“GRAMAU”), a Mauritius subsidiary of NSMMAU, and ERG (Madagascar) Sarl. (“GRAMAD”), a Madagascar subsidiary of GRAMAU, which holds the  Molo Graphite Project exploration permits.   During fiscal 2014, the Company incorporated 2391938 Ontario Inc., an Ontario, Canada subsidiary.

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

Further details regarding each of our Madagascar properties, although not incorporated by reference, including the comprehensive feasibility studies prepared in accordance with Canada’s National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) for the Molo Graphite Project and separately the technical report on the Green Giant Property in Madagascar can be found on the our website at www.nextsourcematerials.com (which website is expressly not incorporated by reference into this filing) or in our Canadian regulatory filings at www.sedar.com (which website and content is expressly not incorporated by reference into this filing).

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

Cautionary Note

Based on the nature of our business, we anticipate incurring operating losses for the foreseeable future. We base this expectation, in part, on the fact that very few mineral properties in the exploration stage are ultimately developed into producing and profitable mines. Our future financial results are uncertain due to a number of factors, some of which are outside our company’s control. These factors include, but are not limited to: (a) our ability to raise additional funding; (b) the market price for graphite, vanadium, gold and/or uranium; (c) the results of the exploration programs and metallurgical analysis of our mineral properties;  (d) the political instability and/or environmental regulations that may adversely impact costs and ability to operate in Madagascar; and (e) our ability to find joint venture and/or off-take partners in order to advance the development of our mineral properties.

Any future equity financing will cause existing shareholders to experience dilution of their ownership interest in our company. In the event we are not successful in raising additional financing, we anticipate our company will not be able to proceed with its business plan. In such a case, we may decide to discontinue or modify our current business plan and seek other business opportunities in the resource sector.

During this period, we will need to maintain periodic filings with the appropriate regulatory authorities and will incur legal, accounting, administrative and listing costs. In the event no other such opportunities are available and we cannot raise additional capital to sustain operations, we may be forced to discontinue the business. We do not have any specific alternative business opportunities under consideration and have not planned for any such contingency.

Due to the present inability to generate revenues, accumulated losses, recurring losses and negative operating cash flows, the Company has stated its opinion in Note 1 of our audited financial statements for the year ended June 30, 2017, as well as Note 1 in the unaudited financial statements in this quarterly report, that there currently exists substantial doubt regarding the Company’s ability to continue as a going concern.

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

From the date of this report, and subject to availability of capital and unforeseen delays in receiving the mining permit for the Molo Graphite Project, our business plan during the next 12 months is to incur between $2,000,000 to $22,800,000 on further permitting, engineering, construction, professional fees, G&A and working capital costs to achieve initial production at the Molo Graphite Project by July 2018. No assurances can be provided that we will achieve our production objective by that date.

The following is a summary of the amounts budgeted to be incurred (presuming all $22,800,000 is required):

Professional Fees and General and Administrative	$1,500,000
Environmental and Permitting Fees	$500,000
Phase 1 Processing Plant CAPEX	$14,500,000
Phase 1 Infrastructure CAPEX	$400,000
Construction Financing Costs	$1,100,000
Construction Contingency Costs (10%)	$1,700,000
Working Capital for Mine Startup	$3,100,000
Total	$22,800,000

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

We are seeking approval from our shareholders to redomicile the Company from Minnesota to Canada for the reasons explainined in the proxy statement recently mailed to shareholders.

Government Regulations and Permitting

The receipt of the exploitation permit is a critical step in the larger permitting and licensing regime. The permitting and licensing of the Molo Graphite Project requires dedicated attention to ensure momentum is maintained during the application for and delivery of all necessary permits and licenses.

The Molo Graphite Project exploration permit PR 3432 is currently held under the name of one of our Madagascar subsidiary ERG Madagascar SARL. Our Madagascar subsidiaries have paid all taxes and administrative fees to the Madagascar government and its mining ministry with respect to all the mining permits held in country.  These taxes and administrative fee payments have been acknowledged and accepted by the Madagascar government.  In addition, we continue to diligently work with the Madagascar government to obtain the necessary permits as the country clears its backlog of applications and amendments.

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

Application for all necessary permits to construct and operate the mine, including water use, construction, mineral processing, transportation, export, and labour will be undertaken within the ESIA review period (6 months), which is expected to be until February 2018.

Security of land tenure is a process that is estimated to take 6 to 9 months to complete. Compilation of a comprehensive legal register will also be required.

The Company cannot provide any assurance as to the timing of the receipt of the required permits and licenses necessary to begin construction activities on the Molo Graphite Project.

Please refer to our Annual Report on Form 10-K for detailed descriptions of the Molo Graphite Project and the Green Giant Property.

RESULTS OF OPERATIONS

The following are explanations of the material changes for the three month period ended September 30, 2017 compared to the three month period ended September 30, 2016:

	Three months ended	Three months ended
	September 30, 2017	September 30, 2016

Revenues	$-	$-

Expenses

Mineral exploration expense	293,609	313,107
Professional and consulting fees	360,287	143,717
General and administrative	153,916	62,184
Depreciation	1,748	11,001
Foreign currency translation loss (gain)	(28,935)	53,236

Total Expenses	780,625	583,245
Net Loss From Operations	(780,625)	(583,245)
Other Income (Expenses)

Change in value of warrant liability	-	57,166
Part XII.6 taxes	-	(33,630)

Net Loss and Comprehensive Loss	(780,625)	$(559,709)

Loss per share – basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding – basic and diluted	460,995,711	409,761,425

Results for the three months ended September 30, 2017:

●

Mineral exploration costs decreased to $293,609 (2016: $313,107) as our Company focused on environmental assessessment activities as compared to metallurgical analysis activities during the prior year period.

●

Professional fees increased to $360,287 (2016: $143,717 ) as a result of increased management compensation and legal fees, which includes preparations for the planned redomicile of the corporation to Canada, as compared to the previous year.

●	General and administrative (G&A) costs increased to $153,916 (2016: $62,184) as a result of increased travel to Madagascar, Asia and Europe as compared to the previous year.

Liquidity, Capital Resources and Foreign Currencies

The following are explanations of the material changes to the working capital position as of September 30, 2017 when compared to June 30, 2017:

	September 30, 2017	June 30, 2017

Current Assets:
Cash and cash equivalents	$1,377,353	$1,964,948
Amounts receivable	130,806	39,441
Prepaid expenses	37,003	39,096
Total current assets	1,545,162	2,043,485

Current Liabilities:
Accounts payable	$192,539	$159,147
Accrued liabilities	202,853	68,241
Contingency provision	190,433	182,883
Total current liabilities	$585,825	$410,271

Net Working Capital Position	$959,337	$1,633,214

In managing liquidity, management’s primary objective is to ensure the entity can continue as a going concern while raising additional funding to meet our obligations as they come due. However, due to the present inability to generate revenues, accumulated losses, recurring losses and negative operating cash flows, our Company has stated its opinion in Note 1 of our unaudited financial statements, as included in this quarterly report, that there currently exists substantial doubt regarding the Company’s ability to continue as a going concern. Our operations to date have been funded by issuing equity.  Our company expects to raise additional working capital to fund planned project expenditures by securing additional financing.  The existing working capital position is expected to be sufficient to fund non-project expenditures for the next 12 months.

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

Net proceeds during the past two years:

●

On October 7, 2015, we closed a non-brokered private placement offering of 14,200,000 units at a price of $0.04 (CAD$0.05) per unit, representing gross proceeds of $530,673 (CAD$710,000). Insiders subscribed for a total of $50,000CAD as part of this offering. Each unit is comprised of one (1) common share and one-half (0.5) of one (1) common share purchase warrant. Each warrant entitles the holder thereof to acquire one (1) additional common share at a price of $0.07 per share until October 6, 2017.  These warrants have now expired.

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

●	On May 17, 2016, we closed a private placement offering of 11,150,000 common shares at a price of $0.07 (CAD$0.09) per unit, representing aggregate gross proceeds of $782,730 (CAD$1,003,500).
●	On August 18, 2016, we closed a private placement offering of 96,064,286 common shares at a price of $0.05 (CAD$0.07) per unit, representing aggregate gross proceeds of $5,177,885 (CAD$6,724,500).
●	On September 30, 2017, the Company issued 1,500,000 common shares upon the exercise of 1,500,000 common share purchase warrants for gross proceeds of $105,000.

Net proceeds subsequent to the end of the current reporting period:

●	None.

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

ITEM 4. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2017.

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

Based on this evaluation, our chief executive officer and our chief financial officer concluded that, our disclosure controls and procedures were effective as of September 30, 2017.

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

You should carefully review the risk factors in our Annual Report on Form 10-K for the year ended June 30, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. – EXHIBITS

Exhibit	Description
3.1

Articles of Incorporation of Energizer Resources Inc. (now known as NextSource Materials Inc.) (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-4 filed on October 11, 2017)

3.2	Third Amended and Restated By-Laws of NextSource Materials Inc. (Incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K as filed with the SEC on April 24, 2017)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) and 18 U.S.C 1350
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) and 18 U.S.C 1350

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

Dated: November 14, 2017

 By:       /s/ Craig Scherba

Name: Craig Scherba

Title: Chief Executive Officer and Director

Dated: November 14, 2017

By:        /s/ Marc Johnson

Name: Marc Johnson

Title: Chief Financial Officer (Principal Accounting Officer)